Form 10-Q
period 2023-06-30
Blue Owl Real Estate Net Lease Trust
filed 2023-08-10
CIK 1944366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to
Commission File Number 000-56536

Blue Owl Real Estate Net Lease Trust
(Exact name of registrant as specified in charter)

Maryland	88-1672312
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

30 N. LaSalle St., Suite 4140	60602
Chicago, IL	(Zip Code)
(Address of principal executive offices)
888-215-2015
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2023, the issuer had the following shares outstanding: 73,528,952 Class S shares, 3,611,382 Class D shares, and 78,995,020 Class I shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations with respect to positioning, including the impact of macroeconomic trends and market forces, future operations, repurchases, acquisitions, future performance, and statements with respect to acquisitions. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. These risks, uncertainties and other factors include, without limitation:
• our future operating results;
• our business prospects and the prospects of the assets in which we may invest;
• the impact of the investments that we expect to make;
• our ability to raise sufficient capital to execute our investment strategy;
• our ability to source adequate investment opportunities to efficiently deploy capital;
• our current and expected financing arrangements and investments;
• the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, and changes in government rules, regulations and fiscal policies;
• the adequacy of our cash resources, financing sources and working capital;
• the timing and amount of cash flows, distributions and dividends, if any, from our investments;
• our contractual arrangements and relationships with third parties;
• actual and potential conflicts of interest with the Adviser or any of its affiliates;
• the dependence of our future success on the general economy and its effect on the assets in which we may invest;
• our use of financial leverage;
• the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
• the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
• our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and
• the tax status of the assets in which we may invest.
For more information regarding these and other risks and uncertainties that we face, see the section entitled “Risk Factors” in our Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on April 5, 2023, as amended, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2023	December 31, 2022
Assets
Investments in real estate, net	$2,536,862	$2,255,674
Investments in unconsolidated real estate affiliates (includes $377,974 and $— at fair value as of June 30, 2023 and December 31, 2022, respectively)	384,378	6,514
Investment in leases – Financing receivables, net	558,790	521,033
Investments in real estate debt	59,768	73,816
Intangible assets, net	106,032	109,821
Cash and cash equivalents	46,857	29,232
Restricted cash	87,897	104,346
Other assets	62,035	65,827
Total assets	$3,842,619	$3,166,263

Liabilities and Equity
Mortgage notes and credit facilities, net	$1,868,251	$1,776,937
Affiliate line of credit	250,000	250,000
Due to affiliates	65,407	39,225
Accounts payable and accrued expenses	48,172	53,519
Other liabilities	30,407	12,918
Total liabilities	2,262,237	2,132,599

Redeemable non-controlling interests	4,232	1,657
Redeemable common shares	18,120	2,357

Equity
Common shares — Class I, $0.01 par value per share, 64,339,335 and 31,668,259 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	643	317
Common shares — Class D, $0.01 par value per share, 3,341,662 and 1,385,421 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	33	14
Common shares — Class S, $0.01 par value per share, 65,427,741 and 43,401,686 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	654	434
Additional paid-in capital	1,298,867	744,852
Accumulated earnings (deficit) and cumulative distributions	(37,172)	(13,212)
Accumulated other comprehensive income (loss)	23,190	3,678
Total Shareholders' Equity	1,286,215	736,083
Non-controlling Interests	271,815	293,567
Total equity	1,558,030	1,029,650
Total liabilities and equity	$3,842,619	$3,166,263
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Operations
(in thousands)

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenues
Rental revenue	$44,954	$90,995
Income from Investment in leases – Financing receivable	13,960	27,629
Total revenues	58,914	118,624

Expenses
Rental property operating	3,397	10,686
General and administrative	4,264	7,572
Management fee	4,986	9,058
Performance participation allocation	8,134	8,134
Depreciation and amortization	15,562	28,670
Total expenses	36,343	64,120

Other expense
Income from unconsolidated real estate affiliates	13,180	16,774
Interest expense	(28,207)	(52,333)
Other income	2,089	3,973
Total other expense	(12,938)	(31,586)
Net income	$9,633	$22,918
Net income attributable to non-controlling interests	$(1,787)	$(4,762)
Net income attributable to ORENT shareholders	$7,846	$18,156
Net income per common share – basic	$0.06	$0.16
Net income per common share – diluted	$0.06	$0.16
Weighted-average common shares outstanding, basic	127,321,209	112,784,711
Weighted-average common shares outstanding, diluted	127,337,421	112,800,923

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net income	$9,633	$22,918
Other comprehensive income:
Change in unrealized gain on derivative instruments	24,591	13,601
Change in unrealized loss on AFS investments in real estate debt	9	9
Foreign currency translation adjustment	5,924	9,564
Other comprehensive income	30,524	23,174
Comprehensive income	40,157	46,092
Comprehensive income attributable to non-controlling interests	(7,055)	(8,424)
Comprehensive income attributable to ORENT shareholders	$33,102	$37,668
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class I Common Shares	Class D Common Shares	Class S Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions		Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2023	$495	$27	$551	$1,048,029	$(2,067)	$(24,143)		$1,022,892	$269,549	$1,292,441
Common shares issued	153	8	104	271,383	—	—		271,648	—	271,648
Offering costs	—	—	—	(11,041)	—	—		(11,041)	—	(11,041)
Distribution reinvestment	4	—	5	8,906	—	—		8,915	—	8,915
Common stock repurchases	(9)	(2)	(6)	(17,184)	—	—		(17,201)	—	(17,201)
Amortization of restricted stock grants	—	—	—	37	—	—	—	37	—	37
Net income (Net income of $28 allocated to redeemable NCI)	—	—	—	—	—	7,846		7,846	1,759	9,605
Other comprehensive income (Other comprehensive income of $78 allocated to redeemable NCI)	—	—	—	—	25,257	—		25,257	5,190	30,447
Distributions declared on common shares ($0.1750 gross per share)	—	—	—	—	—	(20,875)		(20,875)	—	(20,875)
Redeemable common share measurement adjustment	—	—	—	(145)	—	—		(145)	—	(145)
Contributions from non-controlling interests	—	—	—	—	—	—		—	29	29
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—		—	(5,824)	(5,824)
Redeemable non-controlling interests measurement adjustment	—	—	—	10	—	—		10	—	10
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	(1,128)	—	—		(1,128)	1,112	(16)
Balance at June 30, 2023	$643	$33	$654	$1,298,867	$23,190	$(37,172)		$1,286,215	$271,815	$1,558,030
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class I Common Shares	Class D Common Shares	Class S Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions		Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$317	$14	$434	$744,852	$3,678	$(13,212)		$736,083	$293,567	$1,029,650
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	(5,162)		(5,162)	(1,995)	(7,157)
Common shares issued	329	21	220	582,362	—	—		582,932	—	582,932
Offering costs	—	—	—	(20,634)	—	—		(20,634)	—	(20,634)
Distribution reinvestment	6	—	8	15,380	—	—		15,394	—	15,394
Common stock repurchases	(9)	(2)	(8)	(19,324)	—	—	—	(19,343)	—	(19,343)
Amortization of restricted stock grants	—	—	—	74	—	—		74	—	74
Net income (Net income of $64 allocated to redeemable NCI)	—	—	—	—	—	18,156		18,156	4,698	22,854
Other comprehensive income (Other comprehensive income of $76 allocated to redeemable NCI)	—	—	—	—	19,512	—		19,512	3,586	23,098
Distributions declared on common shares ($0.3500 gross per share)	—	—	—	—	—	(36,954)		(36,954)	—	(36,954)
Redeemable common share measurement adjustment	—	—	—	(142)	—	—		(142)	—	(142)
Contributions from non-controlling interests	—	—	—	—	—	—		—	59	59
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—		—	(31,742)	(31,742)
Redeemable non-controlling interests measurement adjustment	—	—	—	(5)	—	—		(5)		(5)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	(3,696)	—	—		(3,696)	3,642	(54)
Balance at June 30, 2023	$643	$33	$654	$1,298,867	$23,190	$(37,172)		$1,286,215	$271,815	$1,558,030
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Cash Flows
(in thousands, except per share data)

Six Months Ended June 30, 2023
Cash flows from operating activities:
Net income	$22,918

Adjustments to reconcile net income to cash provided by operating activities:
Management fee	9,058
Performance participation allocation	8,134
Depreciation and amortization	28,670
Straight-line rent adjustment	(8,518)
Accretion of tenant loan receivable	(4,966)
Amortization of below-market lease intangibles	(69)
Amortization of deferred financing costs	6,430
Income from unconsolidated real estate affiliates	(16,774)
Lease right of use asset amortization	327
Amortization of mortgage note premium/discount	251
Distribution of earnings from unconsolidated real estate affiliates	5,139
Non-cash interest expense on affiliate line of credit	8,491
Provision for CECL	816
Other	(256)
Change in assets and liabilities:
Decrease in tenant and other receivables	2,381
Decrease in due to affiliates	(2,011)
Increase in accounts payable and accrued expenses	11,546
Increase in other liabilities	5,604
Net cash provided by operating activities	$77,171

Cash flows from investing activities:
Acquisitions of real estate	(234,027)
Capital improvements to real estate	(58,858)
Investment in leases - financing receivable	(40,764)
Purchase of investments in real estate debt	(9,723)
Sale of investments in real estate debt	23,846
Investment in unconsolidated real estate affiliates	(366,216)
Cash flows from off-market interest rate swaps and caps	3,633
Net cash used in investing activities	$(682,109)

Cash flows from financing activities:
Proceeds from issuance of common shares	582,932
Payment of distributions to common shares	(18,703)
Payment of distributions to non-controlling interests	(9,820)
Repurchase of common stock	(6,869)
Redemption of non-controlling interests	(21,992)
Borrowings of term loans credit facility	142,500
Borrowings under revolving credit facility	132,016
Repayment of revolving credit facility	(235,666)
Borrowings under mortgage notes	44,654
Payment of deferred financing costs	(4,067)
Net cash provided by financing activities	$604,985
Net change in cash and cash equivalents and restricted cash	47
Cash and cash equivalents and restricted cash, beginning of period	133,578
Effects of currency translation on cash, cash equivalents, and restricted cash	1,129
Cash and cash equivalents and restricted cash, end of period	$134,754

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet
Cash and cash equivalents	$46,857
Restricted cash	87,897
Total cash and cash equivalents and restricted cash	$134,754

Supplemental disclosures:
Interest paid	45,442
Accrued unpaid amounts for capital improvements to real estate	7,069

Non-cash investing and financing activities:
Issuance of redeemable Class I Shares as interest payment for the affiliate line of credit	$7,935
Issuance of redeemable Class I Shares as settlement of the management fee	$7,686
Redeemable non-controlling interest issued as settlement of performance participation allocation	$2,504
Allocation to redeemable non-controlling interest	$5
Allocation to redeemable common shares	$142
Distribution reinvestment	$15,394
Accrued distributions	$2,857
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands)
1.    Organization and Nature of the Business
Blue Owl Real Estate Net Lease Trust (“we”, “us”, “our”, “ORENT”, and the “Company”) invests primarily in a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors across the United States and Canada. The Company is the sole general partner and majority limited partner in Blue Owl Real Estate NLT Operating Partnership, LP, a Delaware limited partnership (the “NLT OP” or “Operating Partnership”). Substantially all of the Company’s business is conducted through the NLT OP. As of June 30, 2023, ORENT owns 82.9% of the NLT OP. The Company and the NLT OP are externally managed by an adviser, Blue Owl Real Estate Capital, LLC (“Blue Owl Real Estate” or “Adviser”), a subsidiary of Blue Owl Capital Inc. (“Blue Owl”). The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and the Company’s board of trustees (the “Board”). The Company was formed under the name Oak Street Net Lease Trust on April 4, 2022 (“Inception”) as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl on August 9, 2022. On July 6, 2023, the Company changed its legal name from Oak Street Net Lease Trust (the “Name Change”) and changed its resident agent and principal office in the State of Maryland (the “Agent Change”) pursuant to a certificate of amendment to its Certificate of Trust filed with the State Department of Assessments and Taxation of the State of Maryland on July 3, 2023. The Company also amended and restated its Declaration of Trust and its bylaws on July 6, 2023 to reflect the Name Change and the Agent Change. In addition, on July 6, 2023, the NLT OP changed its legal name from OakTrust Operating Partnership L.P. and the Advisor changed its legal name from Oak Street Real Estate Capital, LLC.
The Company operates in a manner to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As a REIT, the Company is entitled to a tax deduction for some or all of the dividends paid to stockholders. Accordingly, the Company generally will not be subject to federal income taxes as long as it currently distributes to stockholders an amount equal to or in excess of the Company’s taxable income. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates.
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment.
As of June 30, 2023, the Company owned 170 investments in real estate and 16 investments in real estate leases, including industrial, retail, and office properties. Investments in real estate excludes any unconsolidated real estate affiliates (refer to Note 4).
On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering (“Private Offering”), under regulation D of the Securities Act of 1933, as amended (the “1933 Act”). The Company is authorized to issue an unlimited number of each of its three classes of shares of its common shares (Class I shares , Class D shares, and Class S shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. The initial offering price for shares sold through the Private Offering was $10.00 per share. The Company conducts periodic closings and sells shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the pricing committee of the Board, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
2.    Summary of Significant Accounting Policies and Estimates
The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements.

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”). The Condensed Consolidated Financial Statements include the accounts of the Company, the Company’s subsidiaries, and investments in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, contained in our Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on April 5, 2023, as amended.
Principles of Consolidation
The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means.
When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected a fair value option are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. Equity method investments for which the Company has elected a fair value option (“FVO”) are initially recorded at fair value and subsequently the changes in fair value are reported in earnings.
The NLT OP is considered to be a VIE. The Company consolidates this entity as it has the ability to direct the most significant activities of the entity such as purchases, dispositions, financings, budgets, and overall operating plans.
For consolidated entities, the non-controlling partner’s share of the assets, liabilities, and operations of each entity is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the non-controlling interests’ ownership percentage. Any profits interest due to the other owner is reported within non-controlling interests.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ materially from those estimates.
Rental Revenue
The Company’s primary source of revenues is rental revenue, which is accounted for under the lease standard. Rental revenue primarily consists of fixed contractual base rent arising from tenant leases at our properties under operating leases or sales-type leases. Revenue under leases that are deemed probable of collection is recognized as revenue on a straight-line basis over the non-cancelable term of the related leases. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Base rent arising from tenant leases at our properties is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental revenue in the period of the change in the collectability determination. Our estimate of collectability includes, but is not limited to, factors such as the tenant’s payment history, financial condition, industry and geographic area. These estimates could differ materially from actual results.

Investments in Unconsolidated Real Estate Affiliates
The Company evaluates its equity method investments on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, the Company measures the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint-venture agreement. For equity investments in entities that hold real estate, the estimated fair value of the underlying investment’s real estate is calculated based on whether the acquisition of a property qualifies as a business combination or an asset acquisition. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities have fair values that generally approximate their carrying values.
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates and therefore reports these investments at fair value in Investments in unconsolidated real estate affiliates on the Condensed Consolidated Balance Sheet. Changes in the fair value of equity method investments under the FVO are recorded as Income from unconsolidated real estate affiliates in the Condensed Consolidated Statement of Operations.
Distributions received from equity method investments are classified using the cumulative earnings approach. In general, distributions received are considered returns on the investment and classified as cash inflows from operating activities. Transaction costs associated with the equity method investments are expensed as incurred. Investments made, including the transaction costs, for equity method investments are classified as cash outflows from investing activities in the Condensed Consolidated Statement of Cash Flows.
Foreign Currency
In the normal course of business, the Company makes investments in real estate outside the United States (“U.S.”) through subsidiaries that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated assets and liabilities are recorded in Other Comprehensive Income (Loss).
Fair Value Measurements
The carrying amounts of cash and cash equivalents and accounts payable and accrued expenses reasonably approximate fair value, in the Company’s judgment, because of their short-term nature.
In accordance with ASC 820, Fair Value Measurement, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:
•Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•Level 2 — Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The Company has estimated the fair value of its financial instruments and non-financial assets using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt and FVO equity method investments are reported at fair value. As of June 30, 2023, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as a commercial real estate loan. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable. Certain of the Company’s investments in real estate debt are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to Note 5 for additional details on the Company’s investments in real estate debt.
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates and therefore, reports these investments at fair value. The Company estimates fair market value of these investments on a recurring basis using unobservable inputs (Level 3 inputs). The Company’s derivative financial instruments are reported at fair value and consist of interest rate contracts. The fair values of the Company’s interest rate contracts were estimated using advice from a third-party derivative specialist, based on cash flows and observable inputs comprising of yield curves and credit spreads (Level 2 inputs). Fair value information relating to derivative financial instruments is provided in Note 8 - Derivative Financial Instruments.
The following table details the Company’s assets measured at fair value on a recurring basis:

	June 30, 2023			December 31, 2022
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investments in unconsolidated real estate affiliates	$—	$377,974	$377,974	$—	$—	$—
Investments in real estate debt	9,768	50,000	59,768	23,816	50,000	73,816
Derivatives	20,403	—	20,403	11,766	—	11,766
Total	$30,171	$427,974	$458,145	$35,582	$50,000	$85,582

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Investments in real estate debt	Investments in unconsolidated real estate affiliates
Balance as of December 31, 2022	$50,000	$—
Purchases	—	366,216
Sales	—	—
Distributions received	—	(4,928)
Income from unconsolidated real estate affiliates measured at fair value	—	16,686
Balance as of June 30, 2023	$50,000	$377,974

The commercial real estate loan is categorized in Level 3 of the fair value hierarchy. As of June 30, 2023, the change in value of the investment is immaterial.
Valuation of assets measured at fair value on a nonrecurring basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore such assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter and when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable.
Valuation of liabilities not measured at fair value
As of June 30, 2023, the fair value of the Company’s unsecured term loan credit facility, unsecured revolving credit facility, and mortgages payable was $2,531 below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 7 – Debt.
Allowance for credit losses
The allowance for credit losses, which is recorded as a reduction to Investment in leases - financing receivables, net on our Condensed Consolidated Balance Sheet was measured, considering the Company’s ownership of the leased asset given the nature of failed sales leaseback transaction accounted for as financing receivables, using a probability of default method based on the lessee’s respective credit ratings, the expected value related to releasing underlying assets or collateral, our historical loss experiences, and other factors related to other sales leasebacks accounted for as financing receivables. Included in our model are factors that incorporate forward-looking information. Changes in the allowance for credit losses are subsequently included in the Company’s Condensed Consolidated Statements of Operations within General and administrative expenses. As of June 30, 2023, the Company has recorded an allowance for credit losses of $7,973.
Earnings Per Share
Basic net income per common share is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.
Share-Based Compensation
We compensate each of our non-employee trustees on the Board who are not affiliated with Blue Owl with an annual retainer of restricted Class I shares as part of their compensation for services on the Board. See Note 11 - Equity and Redeemable Non-controlling Interest for additional information regarding share-based compensation. We recognize compensation expense related to share-based awards to our independent trustees in our condensed consolidated financial statements based on the fair value of the award on the date of grant.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). Topic 326 replaces the “incurred loss” model with an “expected loss” model, resulting in the earlier recognition of credit losses even if the risk of loss is remote. This standard applies to financial assets measured at amortized cost and certain other instruments, including loans receivable and net investments in direct financing leases. This standard does not apply to receivables arising from operating leases, which are within the scope of ASU 2016-02, Leases (Topic 842).
The Company adopted Topic 326 on January 1, 2023 using the modified retrospective method, which requires applying changes in loss reserves through a cumulative-effect adjustment to retained earnings. Upon adoption, the Company recorded a reserve of $7,157, which is reflected as a cumulative net decrease in accumulated earnings (deficit) and cumulative distributions and non-controlling interests within our Condensed Consolidated Statement of Changes in Equity.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides relief that, if elected, will provide less accounting analysis and less accounting recognition for modifications related to reference rate reform. ASU

2020-04 was available to be adopted upon issuance. The relief provided by ASU 2020-04 is considered temporary in nature and has been deferred until December 31, 2024 by ASU 2022-06. This is meant to coincide with the period that global financial markets transition away from reference rates that will cease to exist, as the LIBOR is expected to be phased out by the end of 2024. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. During the six-months ended June 30, 2023, the Company elected the practical expedient provided under ASU 2020-04 and modified certain of its mortgages and derivative agreements that had terms based on LIBOR to utilize SOFR as the replacement reference rate for LIBOR. As of June 30, 2023, this reference rate transition only impacted our mortgages, as described in Note 7 – Debt. The adoption of these standards did not have a material impact on our Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all accounting standards and pronouncements issued by the FASB. Other than disclosed below, accounting standards and pronouncements not yet adopted were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s results of operations, financial position and cash flows.
3.    Investments in Real Estate
Investments in real estate, net consisted of the following:

	June 30, 2023	December 31, 2022
Buildings	$1,567,297	$884,728
Land and land improvements	417,800	322,791
Construction in process	585,605	1,057,158
Total	2,570,702	2,264,677
Accumulated depreciation and amortization	(33,840)	(9,003)
Investments in real estate, net	$2,536,862	$2,255,674
During the six months ended June 30, 2023, $519,295 of construction in progress was placed into service, including $468,952 of buildings and $50,343 of land improvements.
The total rentable square feet of gross leasable area (“GLA”) of the Company was 14,266 thousand square feet as of June 30, 2023, of which 100% was fully occupied.
Acquisitions
The following table sets forth the acquisition values, number of properties and total rentable square feet of GLA of the Company for the six months ended June 30, 2023. For acquisitions not denominated in USD, the amounts have been presented in USD at the prevailing foreign exchange rate on the acquisition date:

Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Industrial	$248,979	4	3,156
The following table details the purchase price allocation for the properties acquired during the six months ended June 30, 2023:

Amount
Buildings	$206,568
Land and land improvements	42,411
Total Purchase Price (1)	$248,979
__________________
(1)The total purchase price was paid for in cash.
Tenant Bankruptcy

In March 2023, a tenant, Mountain Express, filed for Chapter 11 bankruptcy protection. The tenant has continued to be current on all rents, and the Company does not believe this will have a material impact on the condensed consolidated financial statements.
4.    Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties. As of June 30, 2023 and December 31, 2022, investments in unconsolidated real estate affiliates were $384,378 and $6,514, respectively.
STORE
On February 3, 2023, the Company made an indirect investment through Ivory OSREC OS Aggregator LLC (“OS Aggregator”) in STORE Capital, LLC (“STORE”), a publicly traded REIT invested in net-lease real estate, in an all-cash, take-private transaction. The Company has elected to account for the investment using the FVO under ASC 825.
In connection with closing of the initial investment, OS Aggregator signed a Forward Interest Purchase Agreement (the “FIPA”) pursuant to which it agreed to purchase additional indirect interests in STORE such that OS Aggregator owns, in aggregate, an indirect 25% membership interest in STORE prior to the first anniversary of the closing of the initial investment, representing an aggregate additional investment of approximately $1,063,000 as of the signing date. Pursuant to the FIPA, the Company agreed to use available fundraising proceeds, subject to certain deductions for Company operations and previously committed acquisitions, to make purchases under the FIPA, although the FIPA contains no mandatory fundraising minimums directly from the Company. As a result, the Company may purchase an additional $963,080 of interests as that represents the maximum commitment by OS Aggregator as of June 30, 2023. The Company guaranteed the foregoing obligations under the FIPA, and it agreed to pay an aggregate amount equal to $500,000 if it were to divert available proceeds in violation of the FIPA or fail to pursue fundraising in good faith.
On April 7, 2023 and May 5, 2023 the Company made incremental investments in OS Aggregator of $29,600 and $54,558, respectively, under the terms of the FIPA. The Company’s additional investment did not result in a change in control and therefore, no gain or loss was recognized in the Condensed Consolidated Statement of Operations. On June 14, 2023, a capital call of $27,474 was initiated by STORE to OS Aggregator, which was fully contributed by the Company.
As of June 30, 2023, the Company owns a 27.6% interest in OS Aggregator. The initial and incremental investments made by the Company and affiliates of the Company in OS Aggregator was $1,174,659, representing 13.7% ownership percentage of interest in STORE. As of June 30, 2023, the fair value of the Company’s investment in STORE was $334,792, representing a 3.8% ownership percentage of interest in STORE.
Oak Street NL Opportunity Credit REIT E LLC
On August 12, 2022, the Company formed Oak Street NL Opportunity Credit REIT E LLC (“Fleet Farm JV”), a joint venture which the Company holds a 49.1% ownership in and accounts for under the equity method of accounting. As such the Company recorded the equity method investment in Investments in unconsolidated real estate affiliates on our Condensed Consolidated Balance Sheet. The Company’s initial contribution into the joint venture was $6,986. The joint venture acquired two properties, which are leased on a triple net basis to the tenant.
Blue Owl NL Opportunity Credit Holdings REIT LLC
On June 5, 2023, the Company formed Blue Owl NL Opportunity Credit Holdings REIT LLC (“Tenneco JV”), a joint venture which the Company holds a 50.9% ownership in and accounts for under the equity method of accounting. As such the Company recorded the equity method investment in Investments in unconsolidated real estate affiliates on our Condensed Consolidated Balance Sheet. The Company has elected to account for the investment using the FVO under ASC 825. The Company’s initial contribution into the joint venture was $41,738. The joint venture acquired four properties, which are leased on a triple net basis to the tenant.

5.    Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt:

	June 30, 2023
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR+4%	1/29/2035	$10,000	$9,759	$9,768
Commercial real estate loan (3)	14%	12/16/2024	50,000	50,000	50,000
Total investments in real estate debt	12%		$60,000	$59,759	$59,768

	December 31, 2022
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 3%	2/12/2038	$23,837	$23,839	$23,816
Commercial real estate loan (3)	14%	12/16/2024	50,000	50,000	50,000
Total investments in real estate debt	10%		$73,837	$73,839	$73,816
__________________
(1)The term SOFR refers to the relevant floating benchmark rates, one-month SOFR. Fixed rate Commercial real estate loan is reflected as a spread over the relevant floating benchmark rates, for purposes of the weighted-average.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)The borrower for the commercial real estate loan is NLCA Real Estate Holdings, LLC.
The following table details the credit rating of the Company’s investments in real estate debt:

	June 30, 2023			December 31, 2022
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AAA	$5,005	$5,005	8%	$23,839	$23,816	32%
Ba3	2,432	2,440	4%	—	—	—%
BB	2,322	2,323	4%	—	—	—%
Private Commercial Real Estate Loan (Unrated)	50,000	50,000	84%	50,000	50,000	68%
Total	$59,759	$59,768	100%	$73,839	$73,816	100%
The following table provides the activity for the real estate-related securities from December 31, 2022 to June 30, 2023:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities as of December 31, 2022	$23,839	$(23)	$23,816
Face value of real estate-related securities acquired	9,759	—	9,759
Sale of real estate-related securities	(23,793)	—	(23,793)
Realized gain on sale of real estate-related securities	—	80	80
Sale of accrued interest associated with real estate-related securities	(46)	—	(46)
Unrealized loss on real estate securities	—	(48)	(48)
Real estate-related securities as of June 30, 2023	$9,759	$9	$9,768

6.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following:

	June 30, 2023	December 31, 2022
Intangible lease assets:
In-place lease intangibles	$93,428	$93,121
Other lease intangibles	18,556	18,556
Total intangible lease assets	111,984	111,677
Accumulated amortization:
In-place lease intangibles	(4,974)	(1,553)
Other lease intangibles	(978)	(303)
Total accumulated amortization	(5,952)	(1,856)
Intangible lease assets, net	$106,032	$109,821
The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of June 30, 2023 is as follows:

	In-Place Tenant Lease Intangible Assets	Other Lease Intangibles
2023 (remaining)	$3,419	$644
2024	6,839	1,349
2025	6,839	1,349
2026	6,839	1,349
2027	6,839	1,349
2028	6,839	1,349
Thereafter	50,840	10,189
Total	$88,454	$17,578
As of June 30, 2023 and December 31, 2022, the gross carrying amount of the Company’s below market lease intangible was $1,657, with accumulated amortization of $104 and $35, respectively. The below market lease intangible, net of accumulated amortization, is included in Other liabilities within our Condensed Consolidated Balance Sheet.

7.    Debt
The following table details the mortgage notes, credit facilities and related party note payable of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)(7)	Weighted Average Maturity Date(6)	Maximum Facility Size	June 30, 2023	December 31, 2022
Mortgage notes & credit facilities:
Unsecured term loan credit facility(2)	S + 1.80%	8/11/2027	$1,095,500	$1,095,500	$953,000
Unsecured revolving credit facility(3)	S + 1.85%	8/11/2026	469,500	213,571	316,000
Mortgages(4)	S + 2.59%	4/9/2024	N/A	573,324	519,522
Discount on assumed debt				(162)	(407)
Deferred financing costs, net				(13,982)	(11,178)
Total Mortgage notes & credit facility, net:				$1,868,251	$1,776,937

Affiliate line of credit
Affiliate line of credit(5)	S + 1.85%		$250,000	250,000	250,000
Affiliate line of credit, net:				$250,000	$250,000
__________________
(1)The term “S” refers to the relevant floating benchmark rates, which include 30-day SOFR, three-month SOFR, one-month EURIBOR, and one-month SONIA as applicable to each loan. As of June 30, 2023, we have outstanding interest rate swaps with an aggregate notional balance of $996,779 and outstanding interest rate caps with an aggregate notional balance of $526,546 that mitigate our exposure to potential future interest rate increases under our floating-rate debt.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the six months ended June 30, 2023 was 6.70%. As of June 30, 2023, we have outstanding interest rate swaps with aggregate notional values of $700,000 and $250,000 that are structured such that the SOFR rates result in fixed rates of 3.65% and 3.42%, respectively.
(3)The unsecured revolving credit facility bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured revolving credit facility for the six months ended June 30, 2023 was 6.68%.
(4)Certain of the mortgage loans include one-year extension options subject to the satisfaction of certain conditions. To the extent the Company believes conditions will be met to exercise the extension options, the maximum maturity date has been assumed. In March 2023, certain of our mortgages were amended to transition certain LIBOR-based rates to certain replacement reference rates. As of June 30, 2023, this reference rate transition has impacted only certain of our mortgages. We have interest rate swaps and caps with an aggregate notional value of $46,779 and $526,546 respectively as of June 30, 2023, that are structured such that the variable rates result in a fixed rate of 3.74% and a capped rate of 3.00% respectively.
(5)The affiliate note payable bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the affiliate note payable for the six months ended June 30, 2023 was 6.79%.
(6)For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(7)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.
The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loans credit facilities, and revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and tangible net worth thresholds, among others. As of June 30, 2023, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.

The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of June 30, 2023:

Year	Amount
2023 (remaining)	$305,141
2024	221,405
2025	—
2026	260,349
2027	1,095,500
2028	—
Thereafter	—
Total	$1,882,395
Affiliate Line of Credit
On August 8, 2022, the NLT OP entered into an interest-bearing revolving promissory note with an affiliate, Blue Owl Capital Holdings LP (the “BO Lender”) in the principal amount of up to $250,000. The interest is payable monthly in arrears at the Lender’s election either (i) cash or (ii) Class I units of the NLT OP (using the most recently available net asset value per unit) or (iii) Class I shares of ORENT (using the most recently available net asset value per share).
As of June 30, 2023, $250,000 was outstanding under the affiliate line of credit and had accrued interest expense in the amount of $2,995. Any unpaid principal balance and unpaid accrued interest is payable on demand upon 120 days written notice by the BO Lender.
8.    Derivative Financial Instruments
Certain of the Company’s financing transactions expose the Company to interest rate risks, which include exposure to variable interest rates on certain unsecured loans and loans secured by the Company’s real estate. The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s financing and to limit the Company’s exposure to the future variability of interest rates. To mitigate this risk, the Company enters into derivative financial instruments with counterparties it believes to have appropriate credit ratings and that are major financial institutions with which the Company and its affiliates may also have other financial relationships.
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we use interest rate swap and interest rate cap contracts to manage our exposure on the variable rate interest debt. The Company has designated its derivative financial instruments as cash flow hedges as defined under GAAP as of June 30, 2023.
Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swap and interest rate caps will be reclassified to interest expense as interest payments are made on the Company’s mortgages and term loan credit facility. Refer to Note 2 for additional detail.
The following table details the Company’s outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

		Notional Amount
Financial Instruments	Maturity Date	June 30, 2023	December 31, 2022
Interest rate swap	8/11/2027	$950,000	$700,000
Interest rate swap	1/6/2028	46,779	—
Interest rate cap	9/15/2023	221,405	221,405
Interest rate cap	9/9/2023	347,438	347,438
		$1,565,622	$1,268,843

The fair value of our derivative financial instruments as well as their classification on our Condensed Consolidated Balance Sheet as of June 30, 2023 is detailed below.

		Fair Value
	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivative Assets:
Derivative instruments designated as hedging instruments - interest rate swap	Other Assets	$17,841	$4,379
Derivative instruments designated as hedging instruments - interest rate caps	Other Assets	2,562	7,387
Total		$20,403	$11,766
The following table details the effect of the Company’s derivative financial instrument on the Condensed Consolidated Statement of Operations during the three months ended June 30, 2023:

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	June 30, 2023		June 30, 2023
Interest rate swap	$22,361	Interest Expense	$(2,138)
Interest rate caps	(2,125)	Interest Expense	(2,217)
Total	$20,236		$(4,355)
The following table details the effect of the Company’s derivative financial instrument on the Condensed Consolidated Statement of Operations during the six months ended June 30, 2023:

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	June 30, 2023		June 30, 2023
Interest rate swap	$8,102	Interest Expense	$(5,317)
Interest rate caps	(5,084)	Interest Expense	(5,266)
Total	$3,018		$(10,583)
9.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	June 30, 2023	December 31, 2022
Accrued ongoing servicing fees	$37,418	$25,877
Accrued management fee	3,408	2,036
Performance participation allocation	8,134	2,504
Advanced organization and offering costs	13,452	6,369
Accrued interest - affiliate line of credit	2,995	2,439
Total	$65,407	$39,225
Ongoing Servicing Fees
The Company accrues ongoing servicing fees payable to the Dealer Manager, Blue Owl Securities LLC, for ongoing services rendered to shareholders for Class D and Class S shares equal to 0.25% and 0.85%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The ongoing servicing fees are paid monthly in arrears.

Accrued Management Fees
The Company will pay the Adviser a management fee equal to 1.25% of NAV per annum payable monthly for services rendered related to ongoing operations of ORENT pursuant to the Investment Advisory Agreement. Additionally, to the extent that the NLT OP issues NLT OP units to parties other than the Company, our NLT OP will pay the Adviser a management fee equal to 1.25% of the NAV of the NLT OP attributable to such units not held by us per annum payable monthly. The management fee may be paid, at the Adviser’s election, in cash, Class I shares or Class I units of our NLT OP. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense. During the three and six months ended June 30, 2023, the Company incurred management fees of $4,986 and $9,058, respectively.
During the six months ended June 30, 2023, the Company issued 750,606 shares to the Adviser as payment for management fees. Management fees of $3,408 and $2,036 were accrued and unpaid as of June 30, 2023 and December 31, 2022, respectively. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the six months ended June 30, 2023, the Adviser did not submit any shares for repurchase.
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Investment Advisory Agreement, the Special Limited Partner holds a performance participation interest in the NLT OP that entitles it to receive an allocation of the NLT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Investment Advisory Agreement. Under the NLT OP agreement, the Special Limited Partners are entitled to an allocation from the NLT OP equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis and is paid quarterly in NLT OP units, ORENT shares, or cash, at the election of the Special Limited Partner. As the performance participation allocation is associated with the performance of a service by the Adviser, it is expensed in our Condensed Consolidated Statement of Operations. During the three and six months ended June 30, 2023, the Company recognized $8,134 of performance participation allocation expense in the Company’s Condensed Consolidated Statement of Operations.
On February 1, 2023 the Company issued 243,536 units in NLT OP to the Special Limited Partner as payment of the performance participation allocation. Such units were issued at the NAV per unit as of December 31, 2022. Also, as of June 30, 2023, and immediately following (i) the issuance of the units and (ii) the record time for the distributions on the Company’s Class I shares, no Class I units in NLT OP were exchanged for Class I shares in the Company. Subsequent to the issuance of the Class I shares and Class I units, no Class I shares or units were redeemed or exchanged for Class I shares in the Company.
Advanced Organizational and Offering Costs
The Adviser advanced all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, design and website expenses, fees and expenses of our escrow agent and transfer agent, and other expenses attributable to the Company’s organization, but excluding ongoing servicing fees) through September 1, 2023, and will continue to do so. Such costs are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheet and will be reimbursed to the Adviser pro rata over 60 months beginning September 1, 2023.
Accrued interest - affiliate line of credit
Represents the interest accrued as of June 30, 2023 on the interest-bearing revolving promissory note entered into with affiliate, Blue Owl Capital Holdings LP. Refer to Note 7 - Debt.
As of June 30, 2023, ORENT affiliate entities and their employees owned 7,118,999 ORENT Class I shares in an aggregate amount of $73,475, based on the NAV per share/unit as of June 30, 2023.

10.    Leases
Lessor – Operating leases
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s net lease properties which consists of fixed annual rent that escalates annually throughout the term of the applicable leases, and the tenant is generally responsible for all property-related expenses, including taxes, insurance, and maintenance. The Company's net lease properties are each leased to a single tenant.
The following table details the components of operating lease income from leases in which the Company is the lessor.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Base rent(1)	$37,901	$72,799
Straight-line rental revenue, net(2)	4,356	8,518
Variable lease payments(3)	2,663	9,609
Amortization of below market lease intangibles	34	69
Rental revenue	$44,954	$90,995
__________________
(1)Base rent consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments.
(3)Consists of reimbursement of common area maintenance (“CAM”) and real estate taxes.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of June 30, 2023.

Year	Future Minimum Rents
2023 (remaining)	$75,973
2024	153,707
2025	155,889
2026	158,476
2027	160,770
2028	163,167
Thereafter	1,737,126
Total	$2,605,108
Lessor – Financing receivables
In accordance with ASC 842, certain of the Company’s sales-type lease contracts are accounted for as failed-sale leaseback transactions and were recorded as an Investment in leases - Financing receivables. During the three and six months ended June 30, 2023, the Company recognized interest income of $13,960 and $27,629 respectively, on an effective interest basis at a constant rate of return over the term of the applicable leases. Cash received from the sales-type leasing agreements was $22,700 during the six months ended June 30, 2023.

All of the lease payments are triple net basis to the tenant and the Company has rights in accordance with the individual lease agreements to protect the value of our leased properties. As of June 30, 2023, the future minimum payments of sales-type lease receivables were as follows:

Year	Future Minimum Payments
2023 (remaining)	$24,218
2024	49,135
2025	49,986
2026	50,866
2027	51,911
2028	54,398
Thereafter	7,680,116
Total lease payment receivable	7,960,630
Less deferred interest income	7,393,867
Less allowance for credit losses	$7,973
Total Investment in leases - Financing receivables	$558,790

The following table reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the six months ended June 30, 2023:

Six Months Ended June 30, 2023
Balance as of December 31, 2022	$—
Initial allowance upon adoption	7,157
Current period change in credit allowance	816
Ending Balance as of June 30, 2023	$7,973
We assess the credit quality of our investments through the credit ratings of the lessee. The credit quality indicators are reviewed by us on a quarterly basis as of quarter-end. In instances where the lessee does not have a public credit rating, we use either a comparable proxy company or the overall corporate credit rating, as applicable. We also use this credit rating to determine the probability of default (“PD”) when estimating credit losses for each investment.
The following tables detail the amortized cost basis of our investments by the credit quality indicator as of June 30, 2023, and January 1, 2023:

	June 30, 2023
	Ba1	Ba2	Ba3	B2	Total
Investment in leases - Financing Receivable	$202,866	$51,597	$201,643	$110,657	$566,763

	January 1, 2023
	Ba1	Ba2	Ba3	B2	Total
Investment in leases - Financing Receivable	$201,265	$50,973	$159,217	$109,578	$521,033
Purchase Option Provisions
Certain of the Company’s leases include purchase option provisions. The provisions vary by agreement but generally allow the lessee to purchase the property during a specified period for the Company’s gross investment plus a specified proportion of appreciation. The Company expects that the purchase price will be greater than its net investment in the property at the time of potential exercise by the lessee.

11.    Equity and Non-Controlling Interest
Authorized Capital
As of June 30, 2023, the Company had the authority to issue an unlimited number of preferred shares and three classes of common shares including Class I shares, Class D shares, and Class S shares. Each class of common shares and preferred shares has a par value of $0.01. The Company’s Board of Trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.
Common Shares
The following table details the movement in the Company’s outstanding shares of common shares (in thousands, except share amounts):

	Three Months Ended June 30, 2023
	Class I	Class D	Class S	Total
March 31, 2023	49,520,231	2,699,163	55,141,062	107,360,456
Common shares issued	15,306,453	851,101	10,402,555	26,560,109
Distribution reinvestment	405,459	21,127	450,835	877,421
Common shares repurchased	(892,808)	(229,729)	(566,711)	(1,689,248)
June 30, 2023	64,339,335	3,341,662	65,427,741	133,108,738

	Six Months Ended June 30, 2023
	Class I	Class D	Class S	Total
December 31, 2022	31,668,259	1,385,421	43,401,686	76,455,366
Common shares issued	32,917,680	2,152,550	21,970,965	57,041,195
Distribution reinvestment	661,139	33,420	815,560	1,510,119
Common shares repurchased	(907,743)	(229,729)	(760,470)	(1,897,942)
June 30, 2023	64,339,335	3,341,662	65,427,741	133,108,738
Redeemable Common Shares
In connection with the Company’s payment of its Affiliate line of credit and management fee, the Adviser holds Class I Common Shares. See Note 7 – Debt for further details of the affiliate line of credit and Note 9 – Related Party Transactions for further details on the management fee. The Adviser and BO Lender have the ability to redeem the Class I shares for cash at their election, therefore the Company has classified these Class I shares as Redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheet. As of June 30, 2023 and December 31, 2022, we have issued 1,754,785 and 229,300 redeemable common shares, respectively.
The Redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $145 and $142 during the three and six months ended June 30, 2023.
Share and Unit Repurchases
The Company adopted a share repurchase plan whereby, subject to certain limitations, from January 2023 through June 2023, shareholders may request, on a monthly basis, that the Company repurchases all or any portion of their shares. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. For any shares held for less than one year, the Board waived the 2% penalty that would have otherwise applied to the redemption value to shareholders. The total amount of aggregate repurchases of Class S, Class D, and Class I shares (excluding any early repurchase deduction) is limited to 2% of the aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding quarter).

Other than as described for Redeemable Common Shares and Redeemable Non-Controlling Interests, the Company is not obligated to repurchase any shares and could choose to repurchase fewer shares than were requested to be repurchased, or none at all. Further, the Board may modify and suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders. In the event that the Company determined to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month would be repurchased on a pro rata basis. The Company adopted a New Repurchase Plan (as defined below), effective July 1, 2023. Refer to Note 14 for details on the Company’s New Repurchase Plan.
For the three months ended June 30, 2023, the Company repurchased 1,689,248 shares of common shares and 101,458 Operating Partnership Units for a total of $17,201 and $1,034, respectively. For the six months ended June 30, 2023, the Company repurchased 1,897,942 shares of common shares and 2,158,725 Operating Partnership Units for a total of $19,343 and $21,992, respectively. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2023.
Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Internal Revenue Code. Each class of common shares receive the same gross distribution per share. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The following table details the aggregate distributions declared for each applicable class of common shares:

	Three Months Ended June 30, 2023
	Class I	Class D	Class S
Aggregate gross distributions declared per share of common shares	$0.1750	$0.1750	$0.1750
Shareholder servicing fee per share of common shares	—	(0.0063)	(0.0216)
Net distributions declared per share of common shares	$0.1750	$0.1687	$0.1534

	Six Months Ended June 30, 2023
	Class I	Class D	Class S
Aggregate gross distributions declared per share of common shares	$0.3500	$0.3500	$0.3500
Shareholder servicing fee per share of common shares	—	(0.0126)	(0.0433)
Net distributions declared per share of common shares	$0.3500	$0.3374	$0.3067
The Company has adopted a distribution reinvestment plan whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable. Shareholders will not pay an upfront transaction fee when purchasing shares pursuant to the distribution reinvestment plan. The ongoing servicing fees with respect to shares of Class D shares and Class S shares are calculated based on the NAV for those shares and may reduce the NAV.
Redeemable Non-controlling Interest
In connection with its performance participation interest, the Special Limited Partner holds Class I units in NLT OP. See Note 9 for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for Class I shares in the Company or cash, at the election of the Special Limited Partner, the Company has classified these Class I units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheet.

The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the six months ended June 30, 2023:

Six Months Ended June 30, 2023
Balance at the beginning of the year	$1,657
Settlement of prior year performance participation allocation	2,504
Repurchases	—
Conversion to Class I shares	—
GAAP income allocation	64
Other comprehensive income	76
Distributions	(128)
Fair value allocation	5
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	54
Ending Balance	$4,232
During the six months ended June 30, 2023, the Company issued Class I units in NLT OP to the Special Limited Partner as payment of the performance participation allocation. No units were subsequently redeemed for cash or exchanged for Class I shares in the Company during the period.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $(10) and $5 during the three and six months ended June 30, 2023, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.
Share-Based Compensation
We awarded independent members of the Board 16,397 shares of restricted Class I shares subject to a vesting period of 13.5 months and recognized approximately $84 and $168 of compensation expense for the three and six months ended, respectively, related to these awards.
12.    Commitments and Contingencies
The Company is involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, the Company believes the ultimate resolution of such claims and litigation will not have a material adverse effect on its financial position, results of operations or liquidity. See Note 4 – Investments in Unconsolidated Real Estate Affiliates for additional discussion of the guarantee provided by the Company related to STORE.
13.    Earnings Per Share
Basic net income/(loss) per common share is determined by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period, excluding unvested restricted Class I shares. The restricted Class I shares are considered to be participating securities because they contain non-forfeitable rights to distributions. The restricted Class I shares participate equally with all classes of common shares, therefore net income/(loss) has not been presented separately.
All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net income	$9,633	$22,918
Net income attributable to non-controlling interests	(1,787)	(4,762)
Net income attributable to ORENT	$7,846	$18,156

Weighted average number of common shares outstanding - basic	127,321,209	112,784,711
Effect of dilutive unvested restricted Class I shares	16,212	16,212
Weighted average number of common shares outstanding - dilutive	127,337,421	112,800,923

Net income per common share - basic	$0.06	$0.16
Net income per common share - diluted	$0.06	$0.16
The computation of diluted net income (loss) per common share for the three and six months ended June 30, 2023 includes 16.2 thousand dilutive restricted Class I shares. The computation of diluted net income (loss) per common share for the three and six months ended June 30, 2023 excludes 27.8 million and 28.4 million potentially dilutive NLT OP units because their effect would have been anti-dilutive.
14.    Subsequent Events
In preparation of the accompanying Condensed Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after June 30, 2023 for recognition or disclosure purposes. Based on this evaluation, the following subsequent events, from June 30, 2023 through the date the financial statements were issued.
Acquisitions
Save Mart Supermarkets
Additionally, in July 2023, the Company acquired two industrial properties from Blue Owl Real Estate Capital Fund V (fka Oak Street Real Estate Capital Fund V) (“Fund V”), a related party of the Company that is not under common control, for an aggregate purchase price of $84,603 paid in cash. Fund V is comprised of Blue Owl Real Estate Capital Fund V, LP (fka Oak Street Real Estate Capital Fund V, LP) and its subsidiaries and Blue Owl Real Estate Capital Fund V (A), LP (fka Oak Street Real Estate Capital Fund V (A), LP) and its subsidiaries. We are in the process of assessing the fair values of the acquired tangible assets and any intangible assets and liabilities for these acquisitions.
Financings
In August 2023, the Company paid down $77,730 on its unsecured revolving credit facility.
Proceeds from the Issuance of Common Shares
From July 1, 2023 through the date the financial statement were issued, the Company sold an aggregate of 20,316,012 shares of its common shares (consisting of 7,932,063 Class S shares, 260,858 Class D shares, and 12,123,091 Class I shares) resulting in net proceeds of $207,367 to the Company as payment for such shares.
Repurchases
The Board has approved an amended and restated repurchase plan (the “New Repurchase Plan”) effective starting July 1, 2023. Under the New Repurchase Plan,we intend to repurchase once per quarter no more than 5% aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended.

Blue Owl Real Estate Capital Fund IV and V Acquired Predecessor Portfolio
Combined Statements of Revenues and Certain Operating Expenses
(in thousands)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenues
Rental revenue	$12,893	$25,786
Other revenue	—	—
Total revenues	12,893	25,786

Certain operating expenses
Rental property operating	11	22
General and administrative	6	12
Total certain operating expenses	17	34
Revenues in excess of certain operating expenses	$12,876	$25,752
See accompanying notes to the combined statements of revenues and certain operating expenses.

Blue Owl Real Estate Capital Fund IV and V Acquired Predecessor Portfolio
Notes to Combined Statements of Revenues and Certain Operating Expenses
1.    Organization
Blue Owl Real Estate Net Lease Trust (“we”, “us”, “our” “ORENT”, and the “Company”) was formed on April 4, 2022 (“Inception”) and is the sole general partner and majority limited partner in Blue Owl Real Estate NLT Operating Partnership, LP, a Delaware limited partnership (the “NLT OP”, or “Operating Partnership”), formed on May 16, 2022, to acquire and hold triple net lease properties and other assets. The initial acquisitions by NLT OP include the properties contributed by Blue Owl Real Estate Capital Fund IV, LP (fka Oak Street Real Estate Capital Fund IV, LP) (“Fund IV”) and Blue Owl Real Estate Capital Fund V (fka Oak Street Real Estate Capital Fund V) (“Fund V”) (and together, the “Blue Owl Real Estate Capital Fund IV and V Acquired Predecessor Portfolio” or the “Predecessor”), which were acquired by NLT on various dates throughout 2022 (the “Acquisition”).
Fund IV began operations as a Delaware limited partnership on February 28, 2017. Fund V began operations as a Delaware limited partnership on January 2, 2020. Fund V is comprised of Blue Owl Real Estate Capital Fund V, LP (fka Oak Street Real Estate Capital Fund V, LP) and its subsidiaries and Blue Owl Real Estate Capital Fund V (A), LP (fka Oak Street Real Estate Capital Fund V (A), LP) and its subsidiaries. Fund IV and Fund V, and their related subsidiaries, are principally engaged in acquiring, owning, and leasing single-tenant, freestanding triple-net leased operating properties.
Fund IV and Fund V are controlled by affiliates of Blue Owl Real Estate Capital, LLC (“Blue Owl Real Estate”, or “Adviser”), which is the sponsor of Fund IV and Fund V.
On various dates beginning in 2018, Fund IV acquired a manufacturing facility and portfolios of casual dining restaurants and Fund V acquired portfolios of pharmacies, manufacturing properties and grocery properties, all of which are located across the United States and Canada.
The following table sets forth the acquisition dates, number of properties and total rentable square feet of GLA (unaudited) of the Predecessor properties as of the date of acquisition by ORENT:

Tenant Type	Predecessor Acquisition Date	Date of Acquisition by ORENT	Number of Properties	Total Rentable Square Feet of GLA (in thousands)
Manufacturing	1/30/2018(1)	9/2/2022	1	1,175
Casual Dining	7/29/2020(1)	9/2/2022	13	133
Casual Dining	8/4/2020(1)	9/2/2022	40	404
Pharmacy	10/20/2020(2)	9/1/2022	17	247
Home Appliance Manufacturing	10/26/2020(2)	11/2/2022	1	1,572
Manufacturing	12/21/2020(2)	9/1/2022	1	12
Pharmacy	1/20/2021(2)	9/1/2022	13	194
Grocery	6/30/2021(2)	9/1/2022	8	22
Grocery	7/15/2021(2)	9/1/2022	9	33
Grocery	7/22/2021(2)	9/1/2022	27	94
Grocery	9/2/2021(2)	9/1/2022	6	26
Grocery	9/17/2021(2)	9/1/2022	5	62
Total			141	3,974
__________________
(1)Fund IV acquisition
(2)Fund V acquisition
The total rentable square feet of gross leasable area (“GLA”) of the Company was 3,974 thousand square feet (unaudited) as of the date of acquisition by ORENT, respectively, in which the available rentable square feet of GLA for each of the periods presented was 100% occupied (unaudited).
2.    Basis of Presentation
The accompanying combined statements of revenues and certain operating expenses (the “Statements”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Statements have been prepared for the purpose of providing Predecessor financial results under the preparation provisions of Rule 3-14 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and is not intended to be a complete presentation of the actual operation of these combined entities for the periods presented.
The Statements are not intended to be a complete presentation of the revenues and expenses for the Predecessor. The Statements exclude certain expenses such as interest, depreciation and amortization, non-recurring professional fees, corporate expenses, management fees, and other revenues and expenses not directly related or comparable to, or expected to be incurred in, the future operations of the Predecessor.
Given there is a change of control upon acquisition of the Predecessor properties by ORENT, there is a step up in value of the properties acquired, and therefore, results of the Predecessor are not comparable to results of ORENT due to the difference in basis. The Statements are presented on a combined basis because the properties of Fund IV and Fund V are both under common management. All intercompany transactions and balances, if any, have been eliminated in combination.
3.    Summary of Significant Accounting Policies
Revenue Recognition
Rental revenue consists of fixed contractual base rent arising from tenant leases at Predecessor properties under operating leases. Revenue under operating leases that are deemed probable of collection is recognized as revenue on a straight-line basis over the non-cancelable term of the related leases. The Predecessor begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space.
Certain Operating Expenses
A majority of the properties in the Predecessor are leased on a long-term triple-net basis, which provides that the tenants are responsible for the payment of most, if not all, property operating expenses during the lease term, including, but not limited to, property taxes, repairs and maintenance and insurance. Such payments are made by the lessee directly to third parties, and as such, Management records such expenses on a net basis. Operating expenses represent the direct expenses of operating the Predecessor properties that are expected to continue in the ongoing operations of the Predecessor. Property operating expenditures are charged to operations as incurred.
Use of Estimates
The preparation of the Statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of revenues and certain expenses during the reporting period presented. The estimates, judgments and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
4.    Risks, Commitments and Contingencies
Concentration of Credit Risk – The Predecessor is subject to risks incident to the ownership and sale of real estate properties. These include, among others, the risks normally associated with changes in the general economic climate, trends in the real estate industry, availability of real estate properties to acquire, changes in tax laws, availability of financing and potential liability under environmental and other laws.
In addition, the Predecessor has accounts receivable and deferred rents receivable that subject the Predecessor to credit risk. Management performs ongoing credit evaluations of the Predecessor’s tenants for potential credit losses.
Debt – The Predecessor has entered into debt agreements with a third party-lender, which are collateralized by the properties and is subject to debt covenants. As of June 30, 2022 and the date of Acquisition the Predecessor was in compliance with its debt covenants.
Environmental – As an owner of real estate, the Predecessor is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws has not had a material impact on the Predecessor Statements, and management does not believe it will have such an impact in the future. However, management cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on the properties within the Predecessor, properties that have been sold, or on properties that may be acquired in the future.
Litigation – The Predecessor is presently not subject to material litigation nor, to management’s knowledge, is there any material litigation threatened against the Predecessor.

Guarantees – In the normal course of business, management guarantees the performance of services or indemnifies third parties against management’s negligence.
5.    Subsequent Events
In preparing the Statements, the Company has evaluated events and transactions occurring through the date the Statement was available to be issued, and management did not identify any subsequent events requiring additional disclosure. Please see the accompanying notes to the condensed consolidated financial statements of ORENT included in this Form 10-Q for subsequent events related to the Company.

ITEM 2        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Blue Owl Real Estate Net Lease Trust,” “Company,” “we,” “us,” or “our” refer to Blue Owl Real Estate Net Lease Trust and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Special Note Regarding Forward-Looking Statements” and in Item 1A — “Risk Factors” in our Registration Statement on Form 10 filed with the SEC on April 5, 2023, as amended.
Overview
Blue Owl Real Estate Net Lease Trust invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, we may invest outside the U.S. and in real estate debt. The Company is the sole general partner and majority limited partner in ORENT OP, and we own substantially all of our assets through ORENT OP. We are externally managed by Blue Owl Real Estate. The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantor, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment.
The Company was formed on April 4, 2022 (“Inception”) under the name Oak Street Net Lease Trust as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl on August 9, 2022. On July 6, 2023, the Company changed its legal name from Oak Street Net Lease Trust (the “Name Change”) and changed its resident agent and principal office in the State of Maryland (the “Agent Change”) pursuant to a certificate of amendment to its Certificate of Trust filed with the State Department of Assessments and Taxation of the State of Maryland on July 3, 2023. The Company also amended and restated its Declaration of Trust and its bylaws on July 6, 2023 to reflect the Name Change and the Agent Change. In addition, on July 6, 2023, the NLT OP changed its legal name from OakTrust Operating Partnership L.P. and the Advisor changed its legal name from Oak Street Real Estate Capital, LLC.
The Company is a non-listed, perpetual life real estate investment trust (“REIT”) that qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to Shareholders and maintain our qualification as a REIT.
As of June 30, 2023, we have received net proceeds of $1,323.2 million from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class D, and Class I units of the NLT OP. NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
Emerging Growth Company Status
We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the 1933 Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
Recent Developments
The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world.
During the second quarter of 2023, the persistence of elevated inflation, in conjunction with higher interest rates and slowing global gross domestic product growth, continued to weigh on industry deal activity. However, compared to the first quarter of 2023, announced global M&A and capital markets issuances increased.
Industry valuations and transaction volumes remain under pressure due to a combination of rising interest rates, cost inflation, elevated vacancy rates, and uncertainty around future capital availability. In contrast, our real estate business, focused on triple net lease, continued to deploy significant capital. Our investors continue to benefit from the inflation-mitigating characteristics of the net lease structure.
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy, and our Financial Statements. See “Item 1A. Risk Factors — Risks Related to Our Business and Operations” in our Registration Statement on Form 10 filed with the SEC on April 5, 2023, as amended.
Q2 2023 Highlights (Results of Operations)
Operating Results
•Declared monthly net distributions totaling $20.9 million for the three months ended June 30, 2023. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class D	Class S
Annualized Distribution Rate(1)	6.86%	6.73%	6.06%
Year-to-Date Total Return, without upfront selling commissions(2)	3.88%	3.71%	3.38%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	N/A	2.17%	(0.12)%
Inception-to-Date Total Return, without upfront selling commissions(2)	9.23%	7.27%	7.86%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	N/A	5.68%	4.21%
__________________
(1)The annualized distribution rate is calculated as the current month's distribution annualized and divided by the prior month's net asset value, which is inclusive of all fees and expenses. The Company believes the annualized distribution rate is a useful measure of overall investment performance of our shares.
(2)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company believes total return is a useful measure of the overall investment performance of our shares.
Investments
•Acquired four industrial and two retail properties with a total purchase price of $83.2 million during the three months ended June 30, 2023. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets.
•Made additional investments in STORE Capital, LLC (“STORE”) of $84.2 million during the three months ended June 30, 2023 and funded a capital call initiated by STORE of $27.5. The Company’s investment, combined with those of affiliates of the Company, through Ivory OSREC OS Aggregator (“OS Aggregator”) totaled $1,174.7 million, representing 13.7% of the closing capital contribution of STORE.
•On June 5, 2023, the Company formed Blue Owl NL Opportunity Credit Holdings REIT LLC, a joint venture in which the Company contributed $41.7 million representing a 50.9% ownership percentage interest.
•Invested $9.8 million in real estate debt, consisting of CMBS during the three months ended June 30, 2023.

Capital Activity and Financings
•Raised net proceeds of $582.9 million from the sale of our common shares and repurchased 1,689,248 of our common shares for $17.2 million during the three months ended June 30, 2023.
•Incurred additional unsecured debt of and $150.0 million and paid down $208.2 million of unsecured debt during the three months ended June 30, 2023.
Overall Portfolio
•Our portfolio as of June 30, 2023 consisted of investments in real estate (73%), investments in leases (15%), investments in real estate debt (2%), and investments in unconsolidated real estate affiliates (10%), based on fair value.
•Our 192 properties as of June 30, 2023 consisted primarily of Industrial (62%), Retail (23%), Land (8%), Office (7%), and Flex (0%), based on fair value.
•Our investments in real estate debt as of June 30, 2023, consisted of a commercial real estate loan and CMBS. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.
•Our investments in unconsolidated real estate affiliates consisted of equity investments in STORE, Tenneco JV, and Fleet Farm JV. As of June 30, 2023, our investments in STORE, Tenneco JV, and Fleet Farm JV were $334.8 million, $41.7 million, and $6.3 million, respectively.
Investment Portfolio
Real Estate Investments
The following chart describes the diversification of our investments in real estate by property type1 based on fair value as of June 30, 2023:

Property Type [1]

Flex
0%
Office
7%
Land
8%
Retail
23%
Industrial
62%

1     Property Type weighting is measured as the asset value of our real estate investments for each sector category against the total asset value of all real estate investments, excluding the value of any third-party interests in such real estate investments. “Real estate investments” includes our direct property investments and unconsolidated investments, and includes properties accounted for as Investments in real estate and transactions accounted for as Investments in leases – financing receivables.

The following table provides a summary of our portfolio as of June 30, 2023, including Investments in real estate and Investments in leases – financing receivables:

Property Type	Number of Properties	Sq. Feet (in thousands)	Occupancy Rate (3)	Average Effective Annual Base Rent Per Leased Square Foot	Gross Asset Value (2) ($ in thousands)	Annual Base Rent ($ in thousands)	Percentage of Total Revenue
Industrial	35	15,046	100%	8.3	$2,149,111	$124,509	58%
Retail (1)	150	1,916	100%	26.0	$777,678	$49,848	23%
Land	2	1,526	N/A	14.0	$267,172	$21,375	10%
Office	4	1,006	100%	19.4	$255,025	$19,534	9%
Flex	1	12	100%	9.4	$1,847	$110	—%
Total	192	19,506			$3,450,833	$215,376	100%
_____________
(1)Retail includes properties owned by unconsolidated entities.
(2)Based on fair value as of June 30, 2023.
(3)Occupancy rate is excluded from Land investments and properties under development.
Real Estate and Leases
The following table provides information regarding our real estate property types as of June 30, 2023:

Property Type and Investment	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Feet	Occupancy Rate
Industrial:
Amazon	5	Various	Aug. - Dec. 2022	100%	4,964	N/A(2)
Dorel Industries	1	Cornwall, ON	November 2022	100%	492	100%
EquipmentShare.com	11	Various	Oct. - Nov. 2022	100%	222	100%
Magna International	1	Bowling Green, KY	September 2022	100%	1,175	100%
Paradigm	3	Various	October 2022	100%	314	100%
Whirlpool	1	Amana, IA	November 2022	100%	1,572	100%
Tenneco(1)	9	Various	Dec. 2022 - Jun. 2023	100%	3,152	100%
LOC Performance	2	Various	March 2023	100%	990	100%
QVC	2	Various	January 2023	100%	2,165	100%
Retail:
Cracker Barrel	53	Various	September 2022	100%	537	100%
Fleet Farm(1)	2	Various	August 2022	49%	428	100%
Mountain Express	55	Various	September 2022	100%	237	100%
Walgreen Co.	30	Various	September 2022	100%	440	100%
Maverick Gaming	10	Various	Sept. 2022 - Jun. 2023	100%	274	100%
Office:
Chubb	2	Whitehouse, NJ	November 2022	100%	429	100%
Energy Center	1	Houston, TX	October 2022	100%	524	100%
EquipmentShare.com	1	Colombia, MO	October 2022	100%	53	100%
Flex:
Johnson Controls	1	Seattle, WA	September 2022	100%	12	100%
Land:
Bally's	1	Chicago, IL	November 2022	100%	1,311	N/A(2)
HOF Village Waterpark	1	Canton, OH	November 2022	100%	215	N/A(2)
Total	192				19,506
__________________
(1)Some or all of investment is through an unconsolidated real estate affiliate.
(2)Occupancy rate is excluded from Land investments and properties under development.

Lease Expirations
The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of June 30, 2023 ($ and square feet data in thousands):

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023 (remaining)	—	$—	—%	—	—%
2024	—	—	—%	—	—%
2025	—	—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	1	1,908	1%	191	1%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
Thereafter	191	213,468	99%	19,315	99%
Total	192	$215,376	100%	19,506	100%
__________________
(1)The Company has not entered into any tenant concessions or rent abatements as of June 30, 2023.

Investments in Real Estate Debt
The following table details our investments in real estate debt as of June 30, 2023 ($ in thousands):

Type of Security/Loan	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR +4%	1/29/2035	$10,000	$9,759	$9,768
Commercial real estate loan	14%	12/16/2024	50,000	50,000	50,000
Total investments in real estate debt	12%		$60,000	$59,759	$59,768
__________________
(1)The term SOFR refers to the relevant floating benchmark rates, one-month SOFR. Fixed rate commercial real estate loan is reflected as a spread over the relevant floating benchmark rates, for purposes of the weighted-average.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
Results of Operations
Our financial results for the three months ended June 30, 2023 and the six months ended June 30, 2023 are referred to as the “Successor” periods. The financial information presented for the three months ended June 30, 2022, the six months ended June 30, 2022, and from January 1, 2022 to the period up through each properties’ respective acquisition date in 2022 (the “Acquisition”), together, the “Predecessor” periods, have been prepared under provisions of Rule 3-14 of Regulation S-X promulgated by the SEC for properties that were contributed by Fund IV and Fund V, and is not intended to be a complete presentation of the actual operation of these combined entities for the periods presented. As these periods are not a complete presentation of the revenues and expenses for the Predecessor, certain financial statement line items in the Predecessor periods are not comparable to the Successor periods. Therefore, certain expenses such as interest, depreciation and amortization, non-recurring professional fees, corporate expenses, and management fees have been excluded from the our discussion below for the comparison of results of operations.

The following table sets forth information regarding the condensed consolidated results of operations for the three months ended June 30, 2023 and the combined revenues and certain operating expenses of properties contributed by Fund IV and Fund V prior to Acquisition ($ in thousands):

	Successor	Predecessor	2023 vs. 2022
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$
Revenues
Rental revenue	$44,954	$12,893	$32,061
Income from investment in leases - financing receivables	13,960	—	13,960
Other revenue	—	—	—
Total revenues	58,914	12,893	46,021

Expenses (for the Predecessor periods Certain operating expenses)
Rental property operating	3,397	11	3,386
General and administrative	4,264	6	4,258
Management fee	4,986	*	4,986
Performance participation allocation	8,134	*	8,134
Depreciation and amortization	15,562	*	15,562
Total expenses (for the Predecessor periods Total certain operating expenses)	36,343	17	36,326

Other expense
Income from unconsolidated real estate affiliates	13,180	—	13,180
Interest expense	(28,207)	*	(28,207)
Other income	2,089	—	2,089
Total other expense	(12,938)	—	(12,938)
Net income (loss) (for the Predecessor periods Revenues in excess of certain operating expenses)	$9,633	$12,876	$(3,243)
Net income attributable to non-controlling interests	$(1,787)	$—	$(1,787)
Net income attributable to ORENT shareholders	7,846	$12,876	$(5,030)
Net income per common share - basic**	$0.06
Net income per common share - diluted**	$0.06
Weighted-average common shares outstanding, basic and diluted	127,321,209
Weighted-average common shares outstanding, basic and diluted	127,337,421
_______________
*Management fee, Performance participation allocation, Depreciation and amortization, and Interest expense are not presented in the Predecessor periods due to the fact that the Predecessor period is prepared under the provisions of Rule 3-14 of Regulation S-X.
**     All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share. Note that net income per share of common shares is not presented for the Predecessor periods as the Predecessor was not unitized.
These financial statements are not comparable between the Predecessor and Successor periods due to a difference in the basis of accounting between the periods; the Predecessor periods were prepared under the provisions of Rule 3-14 of Regulation S-X, while the Successor period has been presented for the consolidated operations of ORENT. Additionally, there was a step up in basis upon acquisition of the properties by ORENT.
Rental Revenue
Rental revenue from our income property operations was approximately $45.0 million for the three months ended June 30, 2023 and approximately $12.9 million during the Predecessor period for the three months ended June 30, 2022. The increase in respective revenues during the periods presented is primarily due to an increase in the real estate portfolio from 141 properties as of April 1, 2022 to 170 properties as of June 30, 2023.

Income from investment in leases - financing receivables
Income from investment in leases - financing receivables was approximately $14.0 million for the three months ended June 30, 2023, compared to $0 million during the Predecessor period for the three months ended June 30, 2022 when the Company did not have Investment in leases - financing receivables. The increase in respective revenues during the periods presented is due to the investment in properties that were accounted for as financing receivables resulting from failed sales-leaseback transactions under US GAAP for the three months ended June 30, 2023.
Rental Property Operating Expenses
Rental property operating expenses were approximately $3.4 million for the three months ended June 30, 2023, and $0 million during the Predecessor period for the three months ended June 30, 2022. The increase is the result of an increase in the real estate portfolio from 141 properties as of April 1, 2022, to 170 properties as of June 30, 2023, including six properties for which the rental property operating expenses are recorded gross of reimbursements of the tenant.
General & Administrative Expenses
General & Administrative Expenses were approximately $4.3 million for the three months ended June 30, 2023 and an immaterial amount during the Predecessor period for the three months ended June 30, 2022. The significant increase in respective General & Administrative Expenses for the three months ended June 30, 2023 is primarily due to a difference in the basis of accounting between the periods; the Predecessor periods were prepared under the provisions of Rule 3-14 of Regulation S-X, while the Successor period has been presented for the consolidated operations of ORENT. Further, there was an increase due to legal fees, accounting & admin-related fees, audit fees, appraisal/valuation fees, and various other professional fees in connection with ORENT’s registration process with the SEC.
Income from Unconsolidated Real Estate Affiliates
Income from unconsolidated real estate affiliates was approximately $13.2 million for the three months ended June 30, 2023. There was no comparative prior period due to a difference in the basis of accounting between the periods; the Predecessor periods were prepared under the provisions of Rule 3-14 of Regulation S-X, while the Successor period has been presented for the consolidated operations of ORENT.
Other Income
Other income was approximately $2.1 million for the three months ended June 30, 2023. There was no comparative prior period due to a difference in the basis of accounting between the periods; the Predecessor periods were prepared under the provisions of Rule 3-14 of Regulation S-X, while the Successor period has been presented for the consolidated operations of ORENT.

The following table sets forth information regarding the condensed consolidated results of operations for the six months ended June 30, 2023, and the combined revenues and certain operating expenses of properties contributed by Fund IV and Fund V prior to Acquisition ($ in thousands):

	Successor	Predecessor	2023 vs. 2022
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$
Revenues
Rental revenue	$90,995	$25,786	$65,209
Income from investment in leases - financing receivables	27,629	—	27,629
Other revenue	—	—	—
Total revenues	118,624	25,786	92,838

Expenses (for the Predecessor periods Certain operating expenses)
Rental property operating	10,686	22	10,664
General and administrative	7,572	12	7,560
Management fee	9,058	*	9,058
Performance participation allocation	8,134	*	8,134
Depreciation and amortization	28,670	*	28,670
Total expenses (for the Predecessor periods Total certain operating expenses)	64,120	34	64,086

Other expense
Income from unconsolidated real estate affiliates	16,774	—	16,774
Interest expense	(52,333)	*	(52,333)
Other income	3,973	—	3,973
Total other expense	(31,586)	—	(31,586)
Net income (loss) (for the Predecessor periods Revenues in excess of certain operating expenses)	$22,918	$25,752	$(2,834)
Net income attributable to non-controlling interests	(4,762)	—	(4,762)
Net income attributable to ORENT shareholders	$18,156	$25,752	$(7,596)
Net income per common share - basic**	$0.16
Net income per common share - diluted**	$0.16
Weighted-average common shares outstanding, basic and diluted	112,784,711
Weighted-average common shares outstanding, basic and diluted	112,800,923
_______________
*Management fee, Performance participation allocation, Depreciation and amortization, and Interest expense are not presented in the Predecessor periods due to the fact that the Predecessor period is prepared under the provisions of Rule 3-14 of Regulation S-X.
**     All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share. Note that net income per share of common shares is not presented for the Predecessor periods as the Predecessor was not unitized.
These financial statements are not comparable between the Predecessor and Successor periods due to a difference in the basis of accounting between the periods; the Predecessor periods were prepared under the provisions of Rule 3-14 of Regulation S-X, while the Successor period has been presented for the consolidated operations of ORENT. Additionally, there was a step up in basis upon acquisition of the properties by ORENT.
Rental Revenue
Rental revenue from our income property operations was approximately $91.0 million for the six months ended June 30, 2023 and approximately $25.8 million during the Predecessor period for the six months ended June 30, 2022. The increase in respective revenues during the periods presented is primarily due to an increase in the real estate portfolio from 141 properties as of January 1, 2022 to 170 properties as of June 30, 2023. The new properties acquired comprise a significant percentage of rental income of the Company as of as June 30, 2023, as further described above under “Investment Portfolio.”
Income from investment in leases - financing receivables
Income from investment in leases - financing receivables was approximately $27.6 million for the six months ended June 30, 2023, compared to $0 million during the Predecessor period for the six months ended June 30, 2022 when the Company did not have Investment in leases - financing receivables. The increase in respective revenues during the periods presented is due to the investment in properties that were accounted for as financing receivables resulting from failed sales-leaseback transactions under US GAAP for the six months ended June 30, 2023.
Rental Property Operating Expenses
Rental property operating expenses were approximately $10.7 million for the six months ended June 30, 2023, and $0 million during the Predecessor period for the six months ended June 30, 2022. The increase in respective expenses during the periods is the result of an increase in the real estate portfolio from 141 properties as of January 1, 2022, to 170 properties as of June 30, 2023, including six properties that were not triple net leases for which the rental property operating expenses are recorded gross of reimbursements of the tenant.
General & Administrative Expenses
General & Administrative Expenses were approximately $7.6 million for the six months ended June 30, 2023 and an immaterial amount during the Predecessor period for the six months ended June 30, 2022. The significant increase in respective General & Administrative Expenses for the six months ended June 30, 2022 is primarily due to a difference in the basis of accounting between the periods; the Predecessor periods were prepared under the provisions of Rule 3-14 of Regulation S-X, while the Successor period has been presented for the consolidated operations of ORENT. Further, there was an increase due to legal fees, accounting & admin-related fees, audit fees, appraisal/valuation fees, and various other professional fees.
Income from Unconsolidated Real Estate Affiliates
Income from unconsolidated real estate affiliates was approximately $16.8 million for the six months ended June 30, 2023. There was no comparative prior period due to a difference in the basis of accounting between the periods; the Predecessor periods were prepared under the provisions of Rule 3-14 of Regulation S-X, while the Successor period has been presented for the consolidated operations of ORENT.
Other Income
Other income was approximately $4.0 million for the six months ended June 30, 2023.There was no comparative prior period due to a difference in the basis of accounting between the periods; the Predecessor periods were prepared under the provisions of Rule 3-14 of Regulation S-X, while the Successor period has been presented for the consolidated operations of ORENT.
Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our Board of Trustees. Our total NAV presented in the following tables includes the NAV of our Class S, Class I, and Class D common shares, as well as the partnership interests of NLT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of June 30, 2023 ($ in thousands):

Components of NAV	June 30, 2023
Cash and cash equivalents	$46,857
Restricted cash	87,897
Investments in real estate	2,580,042
Investment in leases - financing receivables	559,976
Investments in real estate debt	59,768
Intangible assets	111,984
Investments in unconsolidated entities	385,079
Other assets	51,814
Mortgage notes and credit facility	(1,865,720)
Affiliate line of credit	(250,000)
Due to Affiliates	(14,537)
Accounts payable and accrued expenses	(48,683)
Other Liabilities	(31,036)
Net Asset Value	$1,673,441
Number of outstanding shares/units	162,586,500
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2023 ($ in thousands, except per share/unit data):

NAV per share	Class I Shares		Class D Shares	Class S Shares	Third - Party Operating Partnership Units (2)	Total
NAV	$682,156		$33,909	$671,248	$286,128	$1,673,441
Number of outstanding shares/units	66,094,120	(1)	3,341,662	65,427,741	27,722,977	162,586,500
NAV Per Share/Unit as of June 30, 2023	$10.3210		$10.1473	$10.2594	$10.3210
__________________
(1)Includes 1,754,785 Class I Shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of NLT OP held by the Special Limited Partner and parties other than us.
The following table details the weighted average capitalization rate by property type, which is the key assumptions used in the valuations as of June 30, 2023:

Property Type	Capitalization Rate
Flex	6.00%
Industrial	5.53%
Land	6.90%
Office	7.70%
Retail	6.32%
These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Flex	Industrial	Land	Office	Retail
Capitalization Rate	0.25 % Decrease	+4.3%	+3.9%	+3.5%	+3.5%	+4.5%
(weighted average)	0.25 % Increase	(4.0)%	(4.2)%	(3.3)%	(3.3)%	(4.1)%

The following table reconciles shareholders’ equity and NLT OP partner’s capital per our Consolidated Balance Sheet to our NAV ($ in thousands):

June 30, 2023
Shareholder's equity	$1,286,215
Non-controlling interests attributable to NLT OP	271,564
Redeemable non-controlling interests	4,232
Redeemable common shares	18,120
Total partners' capital of NLT OP under GAAP	1,580,131
Adjustments:
Accrued shareholder servicing fee	36,906
Accrued organization and offering costs	13,452
Accumulated depreciation and amortization under GAAP	48,213
Net unrealized real estate and real estate debt appreciation	12,570
Accrued interest on financing receivable	(6,786)
Straight-line rent	(11,045)
NAV	$1,673,441
The following details the adjustments to reconcile GAAP shareholders’ equity and total partners’ capital of NLT OP to our NAV:
•Under GAAP, we accrue the ongoing shareholder servicing fee as an offering cost at the time we sell the Class D and Class S shares. For purposes of calculating NAV, we recognize the ongoing servicing fee as a reduction of NAV on a monthly basis when such fee is paid.
•The Adviser agreed to advance certain organization and offering costs on our behalf through September 1, 2023. Such costs will be reimbursed to the Adviser on a pro-rata basis over a 60 month period beginning September 1, 2023. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60 month reimbursement period.
•We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV.
•Our investments in real estate are presented at their depreciated cost basis in our GAAP consolidated financial statements. Additionally, our mortgage notes, term loan credit facilities, and unsecured revolving credit facilities (“Debt”) are presented at their amortized cost basis in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.
•In accordance with GAAP, the Company accrues interest income from Investments in leases – financing receivables under the effective interest method. Interest income in excess of the payment is recorded as interest receivable, which is not recognized for purposes of calculating NAV.
•We recognize rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for purposed of calculating NAV.
Distributions
Beginning September 21, 2022, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.3500 per share for the six months ended June 30, 2023, respectively. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the six months ended June 30, 2023:

Record Date	Class I Shares	Class D Shares	Class S Shares
January 31, 2023	$0.0583	$0.0562	$0.0511
February 28, 2023	0.0583	0.0563	0.0512
March 31, 2023	0.0584	0.0562	0.0510
April 30, 2023	0.0583	0.0562	0.0511
May 31, 2023	0.0583	0.0563	0.0512
June 30, 2023	0.0584	0.0562	0.0511
Total	$0.3500	$0.3374	$0.3067
The following table details our distributions declared for the three and six months ended June 30, 2023 ($ in thousands):

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$11,960	57%	$21,560	58%
Reinvested in shares	8,915	43%	15,394	42%
Total distributions	$20,875	100%	$36,954	100%
Sources of Distributions
Cash flows from operating activities	$20,877	100%	$36,949	100%
Offering proceeds	—	—%
Total sources of distributions	$20,877	100%	$36,949	100%

Cash flows from operating activities	$30,218		$77,171
Funds from Operations (1)	$20,743		$41,296
Adjusted Funds from Operations (1)	$31,856		$54,903
________________
(1)See "Funds from Operations and Adjusted Funds from Operations" below for a description of Funds from Operations and Adjusted Funds from Operations. Refer to below for reconciliations of these amounts to GAAP net income attributable to ORENT shareholders and for considerations on how to review these metrics.
Funds from Operations and Adjusted Funds from Operations
We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments have decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) similar adjustments for non-controlling interests and unconsolidated entities.
We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of mortgage premium/discount, (v) unrealized gains or losses from changes in the fair value of real estate debt and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) non-cash performance participation allocation, even if repurchased by us, (viii) management fees paid in shares or NLT OP units, even if subsequently repurchased by us, (ix) non-cash interest expense on affiliate line of credit paid in shares or NLT OP units, even if subsequently repurchased by us, (x) organization costs, (xi) amortization of deferred financing costs, (xii) shareholder servicing fees paid during the period, and (xiii) similar adjustments for non-controlling interests and unconsolidated entities. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.
The Company’s definition of AFFO excludes the impact of the amortization of deferred financing costs (“DFCs”) on our debt, which is included in GAAP net income (loss). We do not consider the amortization of DFCs to be directly attributable to our operations and view DFCs similar to acquisition expenses, which are capitalized into the cost basis of our investments, and therefore excluded from AFFO. We believe that excluding amortization of DFCs from our calculations of AFFO and results in metrics that better reflect the results of our operations.
FFO and AFFO should not be considered more relevant or accurate than GAAP net income (loss) in evaluating our operating performance. In addition, FFO and AFFO should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and AFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our shareholders. In addition, our methodology for calculating AFFO may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported AFFO may not be comparable to the AFFO reported by other companies.
The following table presents a reconciliation of net income (loss) attributable to ORENT shareholders to FFO and AFFO attributable to ORENT shareholders ($ in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net (loss) income attributable to ORENT shareholders	$7,846	$18,156
Adjustments to arrive at FFO:
Depreciation and amortization	15,562	28,670
Amount attributable to investment in unconsolidated affiliate	149	298
Amount attributable to non-controlling interests for above adjustments	(2,814)	(5,828)
FFO attributable to ORENT shareholders	20,743	41,296
Adjustments to arrive at AFFO:
Straight-line rental income	(4,356)	(8,518)
Amortization of ground lease and below market lease intangibles	129	258
Amortization of mortgage discount	92	251
Unrealized (gains) losses from changes in fair value of financial instruments	(9)	(9)
Provision for credit losses	888	816
Accretion of tenant loan receivable	(2,505)	(4,966)
Performance participation allocation	8,134	8,134
Management fee	4,986	9,058
Interest on affiliate line of credit	4,415	8,491
Organization costs	170	289
Amortization of deferred financing costs	3,300	6,430
Shareholder servicing fees	(1,356)	(2,470)
Amount attributable to investment in unconsolidated affiliate	(54)	(108)
Amount attributable to non-controlling interests for above adjustments	(2,721)	(4,049)
AFFO attributable to ORENT shareholders	$31,856	$54,903
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with $46.9 million of immediate liquidity as of June 30, 2023, comprised of cash and cash equivalents. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $582.9 million for the six months ended June 30, 2023. Additionally, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and real estate debt investments.

Our primary liquidity needs are to fund our investments, make distributions to our shareholders, repurchase common shares pursuant to our share repurchase plan, pay operating expenses, fund capital expenditures, and repay indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that NLT OP pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Adviser or the Special Limited Partner elect to receive such payments in cash, or subsequently redeem shares or NLT OP units previously issued to them.
Our cash needs for acquisitions and other capital investments will be funded primarily from the sale of common shares and through the incurrence or assumption of debt. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We expect to be able to refinance debt obligations maturing in the near term through the use of capacity on our unsecured line of credit or exercise of existing extension options.
We continue to believe that our current liquidity position is sufficient to meet the need of our expected investment activity.
Capital Resources
As of June 30, 2023, our indebtedness included loans secured by our properties, unsecured credit facilities, and an affiliate note payable.
The following table is a summary of our indebtedness as of June 30, 2023 ($ in thousands):

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(6)(7)	Maximum Facility Size	June 30, 2023	December 31, 2022
Mortgage notes & credit facility:
Unsecured term loan credit facility(2)	S + 1.80%	8/11/2027	$1,095,500	$1,095,500	$953,000
Unsecured revolving credit facility(3)	S + 1.85%	8/11/2026	469,500	213,571	316,000
Mortgages(4)	S + 2.59%	4/9/2024	N/A	573,324	519,522
Discount on assumed debt				(162)	(407)
Deferred financing costs, net				(13,982)	(11,178)
Total Mortgage notes & credit facility, net:				1,868,251	1,776,937

Affiliate line of credit
Affiliate line of credit(5)	S + 1.85%		250,000	250,000	250,000
Affiliate line of credit, net:				250,000	250,000

Total indebtedness				$2,118,251	$2,026,937
_______________
(1)The term “S” refers to the relevant floating benchmark rates, which include 30-day SOFR, three-month SOFR, one-month EURIBOR, and one-month SONIA as applicable to each loan. As of June 30, 2023, we have outstanding interest rate swaps with an aggregate notional balance of $996.8 and outstanding interest rate caps with an aggregate notional balance of $526.5 that mitigate our exposure to potential future interest rate increases under our floating-rate debt.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the six months ended June 30, 2023 was 6.70%. As of June 30, 2023, we have outstanding interest rate swaps with aggregate notional values of $700.0 and $250.0 that are structured such that the SOFR rates result in fixed rates of 3.65% and 3.42%, respectively.
(3)The unsecured revolving credit facility bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%.The weighted average interest rate for the unsecured revolving credit facility for the six months ended June 30, 2023 was 6.68%.
(4)Certain of the mortgage loans include one-year extension options subject to the satisfaction of certain conditions. To the extent the Company believes conditions will be met to exercise the extension options, the maximum maturity date has been assumed. In March 2023, certain of our mortgages were amended to transition certain LIBOR-based rates to certain replacement reference rates. As of June 30, 2023, this reference rate transition has impacted only certain of our mortgages. We have interest rate swaps and caps with an aggregate notional value of $46.8 and $526.5 respectively as of June 30, 2023, that are structured such that the variable rates result in a fixed rate of 3.74% and a capped rate of 3.00% respectively.

(5)The affiliate note payable bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the affiliate note payable for the six months ended June 30, 2023 was 6.79%.
(6)For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(7)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.
On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering. The Company is authorized to issue an unlimited number of each of its three classes of shares of its common shares (Class I shares, Class D shares, and Class S shares).
As of August 9, 2023, we had received net proceeds of $1.50 billion from selling an aggregate 148,020,349 common shares in the private offering (consisting of 71,144,383 Class I shares, 3,795,652 Class D shares, and 73,080,314 Class S shares).
Cash Flows
Cash flows provided by operating activities was $77.2 million for the six months ended June 30, 2023. The cash flows provided by operating activities were primarily due to the collection of rental revenues of $91.0 million.
Cash flows used in investing activities was $682.1 million for the six months ended June 30, 2023. Cash flows used in investing activities were primarily used to fund the acquisitions of and capital improvements to real estate investments of $292.9 million and acquisition of the investment in unconsolidated real estate affiliates of $366.2 million.
Cash flows provided by financing activities was $605.0 million for the six months ended June 30, 2023 primarily due to a net increase in borrowings of $83.5 million and $582.9 million from the issuance of our common shares and NLT OP units.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See Note 2 to our consolidated financial statements for further descriptions of the below accounting policies.
Investments in Real Estate
We expect that most of our acquisitions will qualify as asset acquisitions rather than business combinations pursuant to ASC 805. Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities, on a relative fair value basis. The most significant portion of the allocation is to building, land, and construction in process and requires the use of market based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.
Acquired above-market and below-market leases are recorded at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.
Impairment of Investments in Real Estate
We review real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.
We review investments in unconsolidated entities for impairment each quarter or when there is an event or change in circumstances that indicates a decrease in value. If there is a decrease in value due to a series of operating losses or other factors, the investment is evaluated to determine if the loss in value is considered other than temporary. Although a current fair value below the carrying value of the investment is an indicator of impairment, we will only recognize an impairment if the loss in value is determined to be an other than temporary impairment (“OTTI”). If an impairment is determined to be other than temporary, we will record an impairment charge sufficient to reduce the investment’s carrying value to its fair value, which would result in a new cost basis. This new cost basis will be used for future periods when recording subsequent income or loss and cannot be written up to a higher value as a result of increases in fair value.
Investment in Leases – Financing Receivables
We account for our investments in leases under ASC 842, which requires significant estimates and judgments by management in its application. Upon lease inception or lease modification, we assess the lease classification of both the land and building components of the property to determine whether each component should be classified as a direct financing, sales-type, or operating lease. The determination of lease classification requires the calculation of the rate implicit in the lease, which is driven by significant estimates, including the estimation of both the value assigned to the land and building property components upon acquisition and the estimation of the unguaranteed residual value of such components at the end of the non-cancellable lease term. If the lease component is determined to be a direct financing or sales-type lease, revenue is recognized over the life of the lease using the rate implicit in the lease.
In accordance with ASC 842, for transactions in which we enter into a contract to acquire an asset and lease it back to the seller under a sales-type lease (i.e. a sale leaseback transaction), the Company must determine whether control of the asset has transferred to us. In cases whereby control has not transferred to the Company, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 “Receivables”. The accounting for the financing receivable under ASC 310 is materially consistent with the accounting for our investments in leases – sales type under ASC 842. We have concluded that the sales-type leases are required to be accounted for as an Investment in leases – financing receivable on our Consolidated Balance Sheet in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP.
Valuation of Derivatives
We enter into derivative instruments for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable. We record these derivative instruments at fair value on the accompanying consolidated balance sheet. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments and included in interest expense as presented in the accompanying consolidated statement of operations.
The calculation of the fair value of derivative instruments is complex and different inputs used in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments included as interest expense in the accompanying consolidated statement of operations. The valuation of our derivative instruments is based on a proprietary model using the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
Recent Accounting Pronouncements
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—2. Summary of Significant Accounting Policies” for a discussion concerning recent accounting pronouncements.
Future Cash Requirements
The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2022 ($ in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$2,132,395	$305,140	$268,184	$1,309,071	$250,000
Organizational and offering costs	13,452	2,018	5,381	5,381	672
Total	$2,145,847	$307,158	$273,565	$1,314,452	$250,672
_______________
(1)Mortgage loans assumes the exercise of one-year extension options to the extent the Company believes conditions will be met to exercise such options.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of floating rate financings with staggered maturities and through interest rate hedging agreements to fix all or a portion of our variable rate debt. As of June 30, 2023, the outstanding principal balance of our indebtedness was $2,132.4 million and consisted of mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and an affiliate note payable.
Certain of our mortgage notes, term loan credit facilities, unsecured revolving credit facilities and affiliate note payable are variable rate and indexed to one-month SOFR, three-month SOFR, one-month EURIBOR, and one-month SONIA (collectively, the “Reference Rates”). We have executed interest rate swaps for a portion of these borrowings to hedge the risk of increasing interest rates. For the three and six months ended June 30, 2023, a 10 basis point increase in each of the Reference Rates would have resulted in increased interest expense of $0.8 million and $1.0 million, respectively.
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, the Euro Interbank Offered Rate, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2022, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and previously announced its intention to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. While we have transitioned all of our variable rate mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and affiliate note payable away from LIBOR, at this time it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from USD LIBOR proceeds.
Investments in Real Estate Debt
As of June 30, 2023 and December 31, 2022, we held $59.8 million and $73.8 million of investments in real estate debt, respectively. Our investments in real estate debt consist of floating-rate and fixed rate. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the six months ended June 30, 2023, a 10 basis point increase or decrease in the Reference Rates would have resulted in an inconsequential increase or decrease to income from investments in real estate debt.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of June 30, 2023 and December 31, 2022, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $6.0 million and $7.4 million, respectively.
ITEM 4.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the period covered by this report, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM  1    LEGAL PROCEEDINGS
Neither we, the Adviser, nor Blue Owl are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us, the Adviser or Blue Owl. From time to time, we, the Adviser or Blue Owl may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
ITEM 1A.     RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. “Risk Factors” in our Registration Statement on Form 10 filed with the SEC on April 5, 2023, as amended.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
In conjunction with our commencement of operations, on August 9, 2022, we issued and sold 190,000 shares of our Class I Shares to Blue Owl Capital Holdings, for an aggregate purchase price of $1.9 million. On February 1, 2023, we issued and sold an additional 2,042,841 of our Class I Shares to Blue Owl Capital Holdings, for an aggregate purchase price of $21 million. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act.
In September 2022, we began accepting subscriptions from investors providing for the private placement of our Shares. As of August 9, 2023, we have sold 73,080,314 Class S Shares, 3,795,652 Class D Shares and 71,144,383 Class I Shares for an aggregate price of $1.5 billion. These Shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D thereunder.
Share Repurchases
The Company has adopted a share repurchase plan whereby, subject to certain limitations, beginning January 2023 through June 2023, shareholders may request, on a monthly basis, that the Company repurchases all or any portion of their shares. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. For any shares held for less than one year, the Board waived the 2% early repurchase deduction that would have otherwise applied to the redemption value to shareholders.
The total amount of aggregate repurchases of Class S, Class D, and Class I shares (excluding any early repurchase deduction) is limited to 2% of the aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding quarter).
Other than as described for Redeemable Common Shares and Redeemable Non-Controlling Interests, the Company is not obligated to repurchase any shares and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Company’s board of trustees may modify and suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.
Our board of trustees adopted an amended and restated repurchase plan (the “New Repurchase Plan”) effective starting July 1, 2023. Under the New Repurchase Plan, rather than repurchase Shares on a monthly basis, we intend to repurchase once per quarter no more than 5% aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). The 5% quarterly limitation under the New Repurchase Plan is the same as the 5% quarterly limitation in the Existing Repurchase Plan.
The following table sets forth purchases by the Company of its common shares during the three months ended June 30, 2023 under this publicly announced share repurchase program.

Period	Total Number of Common Shares Purchased (a)	Average Price per Common Share (b)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Approximately Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(1)
April 2023	232,330	$10.2021	232,330	$—
May 2023	227,800	10.1582	227,800	—
June 2023	1,229,118	10.1836	1,229,118	—
Total	1,689,248	$10.1813	1,689,248	$—
_______________
(1)Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

As of June 30, 2023 the Special Limited Partners held 407,617 Class I units in the Operating Partnership and the Advisor held 1,754,785 Class I REIT shares. The redemption of any Class I units held by the Special Limited Partners or Class I REIT shares held by the Adviser acquired as payment of management fee and interest earned by the Adviser occur outside of our share repurchase plan.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
(c) During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).
ITEM 6.     EXHIBITS

(b)Exhibits

3.1	Certificate of Trust of the Company, dated March 31, 2022 (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)
3.2
Certificate of Amendment to Certificate of Trust of Blue Owl Real Estate Net Lease Trust, effective July 6, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

3.3
Amended and Restated Declaration of Trust of Blue Owl Real Estate Net Lease Trust as of July 6, 2023 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

3.4
Second Amended and Restated Bylaws of Blue Owl Real Estate Net Lease Trust as of July 6, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

4.1
Amended and Restated Class S, D and I Share Repurchase Plan of the Company, effective as of July 1, 2023 (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Real Estate Net Lease Trust

By:	/s/ Kevin Halleran
Name: Kevin Halleran
Title: Chief Financial Officer
Date: August 10, 2023