Form 10-Q
period 2023-09-30
Blue Owl Real Estate Net Lease Trust
filed 2023-11-09
CIK 1944366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2023, the issuer had the following shares outstanding: 86,675,859 Class S shares, 4,326,814 Class D shares, and 97,386,661 Class I shares.

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
• the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, geopolitical uncertainty, and changes in government rules, regulations and fiscal policies;
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

TABLE OF CONTENTS

		Page
Part I -	FINANCIAL INFORMATION	1
Item 1.	FINANCIAL STATEMENTS	1
	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	2
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and from Inception through September 30, 2022	3
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and from Inception through September 30, 2022	4
	Condensed Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2023 and from Inception through September 30, 2022	5
	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 and from Inception through September 30, 2022	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	57
Item 4.	CONTROLS AND PROCEDURES	57
Part II -	OTHER INFORMATION	58
Item 1.	LEGAL PROCEEDINGS	58
Item 1A.	RISK FACTORS	58
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	59
Item 3.	DEFAULTS UPON SENIOR SECURITIES	60
Item 4.	MINE SAFETY DISCLOSURES	60
Item 5.	OTHER INFORMATION	60
Item 6.	EXHIBITS	61
	SIGNATURES	62

PART I - FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2023	December 31, 2022
Assets
Investments in real estate, net	$2,715,761	$2,255,674
Investments in unconsolidated real estate affiliates (includes $465,359 and $— reported at fair value as of September 30, 2023 and December 31, 2022, respectively)	471,772	6,514
Investment in leases – Financing receivables, net	557,730	521,033
Investments in real estate debt	87,120	73,816
Intangible assets, net	137,971	109,821
Cash and cash equivalents	35,581	29,232
Restricted cash	82,026	104,346
Other assets	84,513	65,827
Total assets	$4,172,474	$3,166,263

Liabilities and Equity
Mortgage notes and credit facilities, net	$1,900,771	$1,776,937
Affiliate line of credit	225,000	250,000
Due to affiliates	73,852	39,225
Accounts payable and accrued expenses	86,430	53,519
Other liabilities	36,419	12,918
Total liabilities	2,322,472	2,132,599

Redeemable non-controlling interests	12,438	1,657
Redeemable common shares	28,032	2,357

Equity
Common shares — Class I, $0.01 par value per share, 81,356,437 and 31,668,259 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	813	317
Common shares — Class D, $0.01 par value per share, 3,865,014 and 1,385,421 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	39	14
Common shares — Class S, $0.01 par value per share, 77,864,286 and 43,401,686 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	779	434
Additional paid-in capital	1,597,811	744,852
Accumulated deficit and cumulative distributions	(80,831)	(13,212)
Accumulated other comprehensive income	25,272	3,678
Total Shareholders' Equity	1,543,883	736,083
Non-controlling interests	265,649	293,567
Total equity	1,809,532	1,029,650
Total liabilities and equity	$4,172,474	$3,166,263
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Operations
(in thousands)

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	From Inception Through September 30, 2022
Revenues
Rental revenue	$48,071	$139,066	$5,613
Income from Investment in leases – Financing receivables	15,044	42,673	943
Total revenues	63,115	181,739	6,556

Expenses
Rental property operating	6,818	17,504	613
General and administrative	15,976	23,548	2,064
Impairment of intangibles	9,033	9,033	—
Management fee	6,045	15,103	432
Performance participation allocation	5,791	13,925	1,685
Depreciation and amortization	21,707	50,377	1,152
Total expenses	65,370	129,490	5,946

Other expense
Income from unconsolidated real estate affiliates	13,152	29,926	293
Interest expense	(34,629)	(86,962)	(2,997)
Other income	3,081	7,054	—
Total other expense	(18,396)	(49,982)	(2,704)
Net (loss) income	(20,651)	2,267	(2,094)
Net loss (income) attributable to non-controlling interests	2,858	(1,904)	(718)
Net (loss) income attributable to ORENT shareholders	$(17,793)	$363	$(2,812)
Net (loss) income per common share – basic	$(0.11)	$—	$(0.16)
Net (loss) income per common share – diluted	$(0.11)	$—	$(0.16)
Weighted-average common shares outstanding, basic	156,903,346	127,652,548	17,292,975
Weighted-average common shares outstanding, diluted	156,919,558	127,668,760	17,292,975

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	From Inception Through September 30, 2022
Net (loss) income	$(20,651)	$2,267	$(2,094)
Other comprehensive income:
Change in unrealized gain on derivative instruments	11,141	24,742	5,981
Change in unrealized loss on AFS investments in real estate debt	88	97	—
Foreign currency translation adjustment	(8,791)	773	—
Other comprehensive income	2,438	25,612	5,981
Comprehensive (loss) income	(18,213)	27,879	3,887
Comprehensive loss (income) attributable to non-controlling interests	2,504	(5,920)	(1,670)
Comprehensive (loss) income attributable to ORENT shareholders	$(15,709)	$21,959	$2,217
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class I Common Shares	Class D Common Shares	Class S Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2023	$643	$33	$654	$1,298,867	$23,190	$(37,172)	$1,286,215	$271,815	$1,558,030
Common shares issued	173	5	123	308,330	—	—	308,631	—	308,631
Offering costs	—	—	—	(6,826)	—	—	(6,826)	—	(6,826)
Distribution reinvestment	5	1	6	11,317	—	—	11,329	—	11,329
Common share repurchases	(8)	—	(4)	(12,465)	—	—	(12,477)	—	(12,477)
Amortization of restricted stock grants	—	—	—	37	—	—	37	—	37
Net loss (Net loss of $132 allocated to redeemable NCI)	—	—	—	—	—	(17,793)	(17,793)	(2,726)	(20,519)
Other comprehensive income (Other comprehensive loss of $1 allocated to redeemable NCI)	—	—	—	—	2,082	—	2,082	355	2,437
Distributions declared on common shares ($0.1750 gross per share)	—	—	—	—	—	(25,866)	(25,866)	—	(25,866)
Redeemable common share measurement adjustment	—	—	—	(127)	—	—	(127)	—	(127)
Contributions from non-controlling interests	—	—	—	—	—	—	—	33	33
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	(4,781)	(4,781)
Redeemable non-controlling interests measurement adjustment	—	—	—	(341)	—	—	(341)	—	(341)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	(981)	—	—	(981)	953	(28)
Balance at September 30, 2023	$813	$39	$779	$1,597,811	$25,272	$(80,831)	$1,543,883	$265,649	$1,809,532

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class I Common Shares	Class D Common Shares	Class S Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$317	$14	$434	$744,852	$3,678	$(13,212)	$736,083	$293,567	$1,029,650
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	(5,162)	(5,162)	(1,995)	(7,157)
Common shares issued	502	26	343	890,692	—	—	891,563	—	891,563
Offering costs	—	—	—	(27,460)	—	—	(27,460)	—	(27,460)
Distribution reinvestment	11	1	14	26,697	—	—	26,723	—	26,723
Common share repurchases	(17)	(2)	(12)	(31,789)	—	—	(31,820)	—	(31,820)
Amortization of restricted stock grants	—	—	—	111	—	—	111	—	111
Net income (Net loss of $68 allocated to redeemable NCI)	—	—	—	—	—	363	363	1,972	2,335
Other comprehensive income (Other comprehensive income of $75 allocated to redeemable NCI)	—	—	—	—	21,594	—	21,594	3,941	25,535
Distributions declared on common shares ($0.5250 gross per share)	—	—	—	—	—	(62,820)	(62,820)	—	(62,820)
Redeemable common share measurement adjustment	—	—	—	(269)	—	—	(269)	—	(269)
Contributions from non-controlling interests	—	—	—	—	—	—	—	92	92
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	(36,523)	(36,523)
Redeemable non-controlling interests measurement adjustment	—	—	—	(346)	—	—	(346)	—	(346)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	(4,677)	—	—	(4,677)	4,595	(82)
Balance at September 30, 2023	$813	$39	$779	$1,597,811	$25,272	$(80,831)	$1,543,883	$265,649	$1,809,532
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class I Common Shares	Class D Common Shares	Class S Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at Inception	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common shares issued	119	—	184	302,140	—	—	302,443	—	302,443
Offering costs	—	—	—	(13,892)	—	—	(13,892)	—	(13,892)
Distribution reinvestment	—	—	—	—	—	—	—	—	—
Common share repurchases	—	—	—	—	—	—	—	—	—
Amortization of restricted stock grants	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	(2,812)	(2,812)	718	(2,094)
Other comprehensive income	—	—	—	—	5,981	—	5,981	—	5,981
Distributions declared on common shares ($0.0583 gross per share)	—	—	—	—	—	(1,764)	(1,764)	—	(1,764)
Redeemable common share measurement adjustment	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	57,256	57,256
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	—
Redeemable non-controlling interests measurement adjustment	—	—	—	—	—	—	—	(10,976)	(10,976)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	(8,898)	—	—	(8,898)	8,898	—
Balance at September 30, 2022	$119	$—	$184	$279,350	$5,981	$(4,576)	$281,058	$55,896	$336,954
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Cash Flows
(in thousands, except per share data)

	Nine Months Ended September 30, 2023	From Inception Through September 30, 2022
Cash flows from operating activities:
Net income	$2,267	$(2,094)

Adjustments to reconcile net income to cash provided by operating activities:
Management fee	15,103	432
Performance participation allocation	13,925	1,685
Depreciation and amortization	50,377	1,152
Straight-line rent adjustment	(13,539)	(527)
Accretion of tenant loan receivable	(7,791)	—
Amortization of below-market lease intangibles	(126)	(3)
Amortization of deferred financing costs	10,511	231
Impairment of intangibles	9,033	—
Income from unconsolidated real estate affiliates	(29,926)	(293)
Lease right of use asset amortization	491	27
Amortization of mortgage note premium/discount	388	—
Distribution of earnings from unconsolidated real estate affiliates	12,502	—
Non-cash interest expense on affiliate line of credit	12,841	733
Provision for CECL	11,792	—
Other	(333)	—
Change in assets and liabilities:
Decrease in tenant and other receivables	(753)	(155)
Decrease in due to affiliates	1,342	1,641
Increase in accounts payable and accrued expenses	17,428	(12,972)
Increase in other liabilities	5,667	—
Net cash provided by operating activities	$111,199	$(10,143)

Cash flows from investing activities:
Acquisitions of real estate	(433,049)	(644,221)
Acquisitions of real estate under development	—	(243,176)
Acquisitions of intangible assets	(10,830)	(51,627)
Capital improvements to real estate	(70,104)	—
Investment in leases - financing receivable	(47,855)	(119,973)
Purchase of investments in real estate debt	(42,583)	—
Sale of investments in real estate debt	29,560	—
Investment in unconsolidated real estate affiliates	(447,821)	(6,986)
Investment in interest rate swap	(11,888)	—
Cash flows from off-market interest rate swaps and caps	8,248	—

Net cash used in investing activities	$(1,026,322)	$(1,065,983)

Cash flows from financing activities:
Proceeds from issuance of common shares	891,563	274,670
Payment of distributions to common shares	(31,479)	—
Payment of distributions to non-controlling interests	(14,765)	—
Repurchase of common share	(19,385)	—
Redemption of non-controlling interests	(21,992)	—
Proceeds from affiliate line of credit	—	150,000
Repayment of affiliate line of credit	(25,000)	—
Borrowings of term loan credit facility	142,500	700,000
Borrowings under revolving credit facility	278,419	24,000
Repayment of revolving credit facility	(313,396)	—
Borrowings under mortgage notes	44,654	—
Repayment of mortgage notes	(25,027)	—
Payment of deferred financing costs	(5,389)	(11,479)
Net cash provided by financing activities	$900,703	$1,137,191
Net change in cash and cash equivalents and restricted cash	(14,420)	61,065
Cash and cash equivalents and restricted cash, beginning of period	133,578	—
Effects of currency translation on cash, cash equivalents, and restricted cash	(1,551)	—
Cash and cash equivalents and restricted cash, end of period	$117,607	$61,065

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet
Cash and cash equivalents	$35,581	$13,067
Restricted cash	82,026	47,998
Total cash and cash equivalents and restricted cash	$117,607	$61,065

Supplemental disclosures:
Interest paid	$78,384	$406
Accrued unpaid amounts for capital improvements to real estate	$37,257	$18,710

Non-cash investing and financing activities:
Issuance of NLT OP units as consideration for acquisitions of real estate under development	$—	$57,256
Issuance of Class I Shares as consideration for acquisitions of real estate	$—	$27,773
Issuance of redeemable Class I Shares as interest payment for the affiliate line of credit	$12,403	$—
Issuance of redeemable Class I Shares as settlement of the management fee	$13,003	$—
Redeemable non-controlling interest issued as settlement of performance participation allocation	$10,638	$—
Allocation to redeemable non-controlling interest	$346	$—
Allocation to redeemable common shares	$269	$—
Distribution reinvestment	$26,723	$—
Accrued distributions	$10,789	$2,073
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands)
1.    Organization and Nature of the Business
Blue Owl Real Estate Net Lease Trust (“we”, “us”, “our”, “ORENT”, and the “Company”) invests primarily in a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors across the United States and Canada. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP, a Delaware limited partnership (the “NLT OP” or “Operating Partnership”). Substantially all of the Company’s business is conducted through the NLT OP. As of September 30, 2023, ORENT owns 85.3% of the NLT OP. The Company and the NLT OP are externally managed by an adviser, Blue Owl Real Estate Capital, LLC (“Blue Owl Real Estate” or “Adviser”), a subsidiary of Blue Owl Capital Inc. (“Blue Owl”). The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and the Company’s board of trustees (the “Board”). The Company was formed under the name Oak Street Net Lease Trust on April 4, 2022 (“Inception”) as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl on August 9, 2022. On July 6, 2023, the Company changed its legal name from Oak Street Net Lease Trust (the “Name Change”) and changed its resident agent and principal office in the State of Maryland (the “Agent Change”) pursuant to a certificate of amendment to its Certificate of Trust filed with the State Department of Assessments and Taxation of the State of Maryland on July 3, 2023. The Company also amended and restated its Declaration of Trust and its bylaws on July 6, 2023 to reflect the Name Change and the Agent Change. In addition, on July 6, 2023, the NLT OP changed its legal name from OakTrust Operating Partnership L.P. and the Advisor changed its legal name from Oak Street Real Estate Capital, LLC.
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
As of September 30, 2023, the Company owned 182 investments in real estate and 17 investments in real estate leases, including industrial, retail, and office properties. Investments in real estate excludes any unconsolidated real estate affiliates (refer to Note 4 - Investments in Unconsolidated Real Estate Affiliates).
On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering (“Private Offering”), under regulation D of the Securities Act of 1933, as amended (the “1933 Act”). The Company is authorized to issue an unlimited number of each of its three classes of shares of its common shares (Class I shares, Class D shares, and Class S shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. The initial offering price for shares sold through the Private Offering was $10.00 per share. The Company conducts periodic closings and sells shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the pricing committee of the Board, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
On August 31, 2023, the Company, through the NLT OP, initiated a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3,000,000 of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). The Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the 1933 Act in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). Under the DST Program, DST Properties, which may be sold, contributed, sourced or otherwise seeded from the Company’s real properties held through NLT OP or from third parties, will be held in separate DSTs, and will be leased back by a wholly-owned subsidiary of NLT OP in accordance with corresponding master lease agreements. Each master lease agreement will be guaranteed by NLT OP, which will have the right, but not the obligation, to acquire the Interests in the applicable DST from the beneficial owners, in each case, in exchange for cash or units of NLT OP (“OP Units”), at a purchase price equal to the fair market value of the beneficial owner’s Interest or the fair market value of the beneficial owner’s interest in one or more of the DST Properties (the “FMV Buyback Option”). The FMV Buyback Option is exercisable during the one-year option period beginning two years from the final closing of the applicable DST Offering or in such other time frame as provided for in the applicable DST arrangement. After a one-year holding period, investors who receive OP Units pursuant to the FMV Buyback Option generally have the right to cause NLT OP to redeem all or a portion of their OP Units for, at the Company’s sole discretion, common shares of the Company, cash or a combination of both.
As of September 30, 2023, the Company had not raised any proceeds from its DST program. See Note 6 - DST Program for additional information.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt and FVO equity method investments are reported at fair value. As of September 30, 2023, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as a commercial real estate loan. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable. Certain of the Company’s investments in real estate debt are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to Note 5 - Investments in Real Estate Debt for additional details on the Company’s investments in real estate debt.
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its pro rata share of the investments’ equity at fair value. The investments’ underlying real estate holdings and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying real estate holdings is generally determined using the income capitalization valuation method. As of September 30, 2023, the weighted average capitalization rate utilized was 7.0%. The fair value of the underlying debt is determined by discounting the future contractual cash flows to the present value using current market interest rates. As of September 30, 2023, the weighted average interest rate utilized was 7.3%.
The Company’s derivative financial instruments are reported at fair value and consist of interest rate contracts. The fair values of the Company’s interest rate contracts were estimated using advice from a third-party derivative specialist, based on cash flows and observable inputs comprising of yield curves and credit spreads (Level 2 inputs). Fair value information relating to derivative financial instruments is provided in Note 9 - Derivative Financial Instruments.

The following table details the Company’s assets measured at fair value on a recurring basis:

	September 30, 2023			December 31, 2022
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investments in unconsolidated real estate affiliates	$—	$465,359	$465,359	$—	$—	$—
Investments in real estate debt	24,004	63,116	87,120	23,816	50,000	73,816
Derivatives	40,325	—	40,325	11,766	—	11,766
Total	$64,329	$528,475	$592,804	$35,582	$50,000	$85,582
The Company has a repurchase option related to a security included within Investment in real estate debt, which is stated at cost in Other liabilities and approximates fair value.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Investments in real estate debt	Investments in unconsolidated real estate affiliates
Balance as of December 31, 2022	$50,000	$—
Purchases	18,838	447,821
Sales	(5,722)	—
Distributions received	—	(12,172)
Income from unconsolidated real estate affiliates measured at fair value	—	29,710
Balance as of September 30, 2023	$63,116	$465,359
The commercial real estate loan is categorized in Level 3 of the fair value hierarchy. As of September 30, 2023, the change in value of the investment is immaterial. The Company did not hold any Investments in real estate debt or Investments in unconsolidated affiliates measured at fair value on a recurring basis for the period from Inception through September 30, 2022.
Valuation of assets measured at fair value on a nonrecurring basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore such assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter and when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. During the three and nine months ended September 30, 2023, the Company recognized $9,033 of impairment charges on intangible assets related to one tenant, Mountain Express, for which the leases were rejected by the presiding bankruptcy court in August 2023. The estimated fair value of such assets as of September 30, 2023 was $0. The Company did not recognize any impairment during the period from Inception through September 30, 2022.
Valuation of liabilities not measured at fair value
As of September 30, 2023 and September 30, 2022, the fair value of the Company’s unsecured term loan credit facility, unsecured revolving credit facility, and mortgages payable was $2,895 and $— below carrying value, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 8 – Debt.
Allowance for credit losses
The allowance for credit losses, which is recorded as a reduction to Investment in leases - financing receivables, net on our Condensed Consolidated Balance Sheet was measured, considering the Company’s ownership of the leased asset given the nature of failed sales leaseback transaction accounted for as financing receivables, using a probability of default method based on the lessee’s respective credit ratings, the expected value related to releasing underlying assets or collateral, our historical loss experiences, and other factors related to other sales leasebacks accounted for as financing receivables. Included in our model are factors that incorporate forward-looking information. Changes in the allowance for credit losses are subsequently included in the Company’s Condensed Consolidated Statements of Operations within General and administrative expenses. As of September 30, 2023, the Company has recorded an allowance for credit losses of $18,949.
Earnings Per Share
Basic net income per common share is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.
Share-Based Compensation
We compensate each of our non-employee trustees on the Board who are not affiliated with Blue Owl with an annual retainer of restricted Class I shares as part of their compensation for services on the Board. See Note 12 - Equity and Non-Controlling Interest for additional information regarding share-based compensation. We recognize compensation expense related to share-based awards to our independent trustees in our condensed consolidated financial statements based on the fair value of the award on the date of grant.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides relief that, if elected, will provide less accounting analysis and less accounting recognition for modifications related to reference rate reform. ASU 2020-04 was available to be adopted upon issuance. The relief provided by ASU 2020-04 is considered temporary in nature and has been deferred until December 31, 2024 by ASU 2022-06. This is meant to coincide with the period that global financial markets transition away from reference rates that will cease to exist, as the LIBOR is expected to be phased out by the end of 2024. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. During the six-months ended June 30, 2023, the Company elected the practical expedient provided under ASU 2020-04 and modified certain of its mortgages and derivative agreements that had terms based on LIBOR to utilize SOFR as the replacement reference rate for LIBOR. As of September 30, 2023, this reference rate transition only impacted our mortgages, as described in Note 8 – Debt. The adoption of these standards did not have a material impact on our Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all accounting standards and pronouncements issued by the FASB. Accounting standards and pronouncements not yet adopted were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s results of operations, financial position and cash flows.

3.    Investments in Real Estate, net
Investments in real estate, net consisted of the following:

	September 30, 2023	December 31, 2022
Buildings	$2,271,676	$884,728
Land and land improvements	497,353	322,791
Construction in process	—	1,057,158
Total	2,769,029	2,264,677
Accumulated depreciation	(53,268)	(9,003)
Investments in real estate, net	$2,715,761	$2,255,674
During the nine months ended September 30, 2023, $1,096,517 of construction in progress was placed into service, including $1,020,385 of buildings and $76,132 of land improvements. No construction in progress was placed into service during the period from Inception through September 30, 2022.
The total rentable square feet of gross leasable area (“GLA”) of the Company was 15,296 and 4,532 thousand square feet as of September 30, 2023 and September 30, 2022, respectively, of which approximately 100% was leased.
Acquisitions
The following table sets forth the acquisition values, number of properties and total rentable square feet of GLA of the Company for the nine months ended September 30, 2023 and the period from Inception through September 30, 2022. For acquisitions not denominated in USD, the amounts have been presented in USD at the prevailing foreign exchange rate on the acquisition date:

	Nine Months Ended September 30, 2023
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Industrial	$333,583	6	3,711
Retail	124,586	10	475
	$458,169	16	4,186

	Period from Inception through September 30, 2022
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Industrial	$562,123	4	3,318
Retail	535,259	138	1,214
	$1,097,382	142	4,532
The following tables detail the purchase price allocation for the properties acquired during the nine months ended September 30, 2023 and the period from Inception through September 30, 2022:

	Amount
	Nine Months Ended September 30, 2023	From Inception Through September 30, 2022
Buildings	$351,078	$480,538
Land and land improvements	98,152	202,199
Construction in process	—	317,066
Restricted cash	—	47,998
In-place lease intangibles	9,380	47,259
Other lease intangibles	987	4,369
ROU Asset	—	9,166
Other assets	—	15,362
Other liabilities	—	(25,868)
Below-market lease intangible liabilities	(1,428)	(707)
Total Purchase Price	$458,169	$1,097,382

	Amount
Consideration	Nine Months Ended September 30, 2023	From Inception Through September 30, 2022
OP units issued	$—	$57,256
Cash	$458,169	$1,040,126
Tenant Bankruptcy
In March 2023, a tenant, Mountain Express, filed for Chapter 11 bankruptcy protection. The leases were terminated by the presiding bankruptcy court in August 2023. As of September 30, 2023, 52 of the 55 assets had been re-leased to new tenants and the leases had commenced. The bankruptcy did not have a material impact on the Company’s financial statements.
4.    Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties. As of September 30, 2023 and December 31, 2022, investments in unconsolidated real estate affiliates were $471,772 and $6,514, respectively.
STORE

On February 3, 2023, the Company made an indirect investment through Ivory OSREC OS Aggregator LLC (“OS Aggregator”) in STORE Capital, LLC (“STORE”), a publicly traded REIT invested in net-lease real estate, in an all-cash, take-private transaction. The Company has elected to account for the investment using the FVO under ASC 825.
In connection with closing of the initial investment, OS Aggregator signed a Forward Interest Purchase Agreement (the “FIPA”) pursuant to which it agreed to purchase additional indirect interests in STORE such that OS Aggregator owns, in aggregate, an indirect 25% membership interest in STORE prior to the first anniversary of the closing of the initial investment, representing an aggregate additional investment of approximately $1,063,000 as of the signing date. Pursuant to the FIPA, the Company agreed to use available fundraising proceeds, subject to certain deductions for Company operations and previously committed acquisitions, to make purchases under the FIPA, although the FIPA contains no mandatory fundraising minimums directly from the Company. As a result, the Company may purchase an additional $941,064 of interests as that represents the maximum commitment by OS Aggregator as of September 30, 2023. The Company guaranteed the foregoing obligations under the FIPA, and it agreed to pay an aggregate amount equal to $500,000 if it were to divert available proceeds in violation of the FIPA or fail to pursue fundraising in good faith.
During the three and nine months ended September 30, 2023, the Company made incremental investments in OS Aggregator of $43,523 and $177,978, respectively, under the terms of the FIPA. The Company’s additional investment did not result in a change in control and therefore, no gain or loss was recognized in the Condensed Consolidated Statement of Operations. On September 28, 2023, the Company contributed an additional $28,492 to fund a capital call that was initiated by STORE to OS Aggregator.
As of September 30, 2023, the Company owns a 31.8% interest in OS Aggregator. The initial and incremental investments made by the Company and affiliates of the Company in OS Aggregator was $1,246,796, representing 14.2% ownership percentage of interest in STORE. As of September 30, 2023, the fair value of the Company’s investment in STORE was $411,484, representing a 4.5% ownership percentage of interest in STORE.
Blue Owl NL Opportunity Credit REIT E LLC
On August 12, 2022, the Company formed Oak Street NL Opportunity Credit REIT E LLC (“Fleet Farm JV”), a joint venture which the Company holds a 49.1% ownership in and accounts for under the equity method of accounting. As such the Company recorded the equity method investment in Investments in unconsolidated real estate affiliates on our Condensed Consolidated Balance Sheet. The Company’s initial contribution into the joint venture was $6,986. The joint venture acquired two properties, which are leased on a triple net basis to the tenant. On September 18, 2023, Fleet Farm JV changed its legal name to Blue Owl NL Opportunity Credit REIT E LLC pursuant to a certificate of amendment to its Certificate of Formation filed with the Secretary of State of Delaware on September 18, 2023.
Blue Owl NL Opportunity Credit Holdings REIT LLC
On June 5, 2023, the Company formed Blue Owl NL Opportunity Credit Holdings REIT LLC (“Tenneco JV”), a joint venture which the Company holds a 50.9% ownership in and accounts for under the equity method of accounting. As such the Company recorded the equity method investment in Investments in unconsolidated real estate affiliates on our Condensed Consolidated Balance Sheet. The Company has elected to account for the investment using the FVO under ASC 825. The Company’s initial contribution into the joint venture was $41,738. The joint venture acquired four properties, which are leased on a triple net basis to the tenant. On July 7, 2023, the Company contributed an additional $9,467 into the joint venture. The additional capital contributed pro rata by each partner was used to acquire two additional properties, which are leased on a triple net basis to the tenant.

5.    Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt:

	September 30, 2023
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR+4%	8/8/2035	$24,218	$23,907	$24,004
Commercial real estate loan (3)	14%	12/16/2024	63,116	63,116	63,116
Total investments in real estate debt	11%		$87,334	$87,023	$87,120

	December 31, 2022
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 3%	2/12/2038	$23,837	$23,839	$23,816
Commercial real estate loan (3)	14%	12/16/2024	50,000	50,000	50,000
Total investments in real estate debt	10%		$73,837	$73,839	$73,816
__________________
(1)The term SOFR refers to the relevant floating benchmark rates, one-month SOFR. Fixed rate Commercial real estate loan is reflected as a spread over the relevant floating benchmark rates, for purposes of the weighted-average.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)The borrower for the commercial real estate loan is NLCA Real Estate Holdings, LLC.
The following table details the credit rating of the Company’s investments in real estate debt:

	September 30, 2023			December 31, 2022
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AAA	$5,074	$5,079	6%	$23,839	$23,816	32%
A3	3,007	3,006	3%	—	—	—%
Baa3	3,007	3,008	3%	—	—	—%
Ba3	2,433	2,480	3%	—	—	—%
BBB	5,513	5,513	6%	—	—	—%
BBB-	2,552	2,571	3%	—	—	—%
BB	2,321	2,347	3%	—	—	—%
Private Commercial Real Estate Loan (Unrated)	63,116	63,116	73%	50,000	50,000	68%
Total	$87,023	$87,120	100%	$73,839	$73,816	100%

The following table provides the activity for the real estate-related securities for the nine months ended September 30, 2023:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities as of December 31, 2022	$23,839	$(23)	$23,816
Face value of real estate-related securities acquired	23,907	—	23,907
Sale of real estate-related securities	(23,793)	—	(23,793)
Realized gain on sale of real estate-related securities	—	80	80
Sale of accrued interest associated with real estate-related securities	(46)	—	(46)
Unrealized loss on real estate securities	—	40	40
Real estate-related securities as of September 30, 2023	$23,907	$97	$24,004
6.    DST Program
On August 31, 2023, the Company, through NLT OP, initiated a DST Program to issue and sell up to a maximum aggregate offering amount of $3,000,000 of Interests in specific DSTs holding DST Properties in private placement. Under the DST Program, DST Properties, which may be sold, contributed, sourced, or otherwise seeded from the Company’s real properties held through NLT OP or from third parties, will be held in separate DSTs and leased back by a wholly-owned subsidiary of NLT OP in accordance with corresponding master lease agreements. NLT OP will have the right, but not the obligation, to acquire the Interests in the applicable DST from the beneficial owners or the applicable DST’s right, title, interest in any portion of the DST Properties from the beneficial owners, in each case, in exchange for cash or OP Units, at a purchase price equal to the fair market value of the beneficial owner’s interest in one or more of the DST Properties. The FMV Buyback Option is exercisable during the one-year option period beginning two years from the final closing of the applicable DST Offering or in such other time frame as provided for in the applicable DST arrangement. After a one-year holding period, investors who receive OP Units pursuant to the FMV Buyback Option generally have the right to cause NLT OP to redeem all or a portion of their OP Units for, at the Company’s sole discretion, common shares of the Company, cash, or a combination of both.
The sale of interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by NLT OP and as such, the property will remain on the Company’s books and records. The proceeds received from the DST will be accounted for as a financing obligation liability on the Condensed Consolidated Balance Sheets. Fees incurred for services provided to the DST will be accounted for as deferred loan costs and will be netted against the financing obligation liability.
Under the master lease, the Company is responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes, the DST Properties are included in the consolidated financial statements.
During the three months ended September 30, 2023, the Company contributed two industrial assets to the DST as part of the initial DST Program offering of $85,300, and a wholly-owned subsidiary of the Company leased back the assets in accordance with a master lease agreement. As of September 30, 2023, the Company had not raised any proceeds from its DST Program. As such, the impact of the master lease is eliminated upon consolidation and has no impact on the financial statements for the three and nine months ended September 30, 2023.

7.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following:

	September 30, 2023	December 31, 2022
Intangible lease assets:
In-place lease intangibles	$94,272	$93,121
Other lease intangibles(1)	51,769	18,556
Total intangible lease assets	146,041	111,677
Accumulated amortization:
In-place lease intangibles	(6,741)	(1,553)
Other lease intangibles	(1,329)	(303)
Total accumulated amortization	(8,070)	(1,856)
Intangible lease assets, net	$137,971	$109,821
__________________
(1)The increase in Other lease intangibles relates to tenant inducements provided in conjunction with new leases signed during the period, as well as amounts due to tenants under existing lease agreements for properties previously under development

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of September 30, 2023 is as follows:

	In-Place Tenant Lease Intangible Assets	Other Lease Intangibles
2023 (remaining)	$1,792	$880
2024	7,167	3,041
2025	7,167	3,041
2026	7,167	3,041
2027	7,167	3,041
2028	7,167	3,041
Thereafter	49,904	34,355
Total	$87,531	$50,440
As of September 30, 2023 and December 31, 2022, the gross carrying amount of the Company’s below market lease intangibles was $3,085 and $1,657, with accumulated amortization of $160 and $35, respectively. The below market lease intangibles, net of accumulated amortization, are included in Other liabilities within our Condensed Consolidated Balance Sheet.

8.    Debt
The following table details the mortgage notes, credit facilities and related party note payable of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)(7)	Weighted Average Maturity Date	Maximum Facility Size	September 30, 2023	December 31, 2022
Mortgage notes & credit facilities:
Unsecured term loan credit facility(2)	S + 1.65%	8/11/2027	$1,095,500	$1,095,500	$953,000
Unsecured revolving credit facility(3)	S + 1.68%	10/25/2026	$469,500	280,750	316,000
Mortgages(4)	S + 2.59%	10/21/2024	N/A	538,955	519,522
Discount on assumed debt				(22)	(407)
Deferred financing costs, net				(14,412)	(11,178)
Total Mortgage notes & credit facility, net:				$1,900,771	$1,776,937

Affiliate line of credit
Affiliate line of credit(5)	S + 1.70%		$250,000	225,000	250,000
Affiliate line of credit, net:				$225,000	$250,000
__________________
(1)The term “S” refers to the relevant floating benchmark rates, which include 30-day SOFR, three-month SOFR, one-month EURIBOR, and one-month SONIA as applicable to each loan. As of September 30, 2023, we have outstanding interest rate swaps with an aggregate notional balance of $995,085 and outstanding interest rate caps with an aggregate notional balance of $519,001 that mitigate our exposure to potential future interest rate increases under our floating-rate debt.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the nine months ended September 30, 2023 was 6.82%. As of September 30, 2023, we have outstanding interest rate swaps with aggregate notional values of $700,000 and $250,000 that are structured such that the SOFR rates result in fixed rates of 3.65% and 3.42%, respectively.
(3)The unsecured revolving credit facility bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured revolving credit facility for the nine months ended September 30, 2023 was 6.81%.
(4)In March 2023, certain of our mortgages were amended to transition certain LIBOR-based rates to certain replacement reference rates. As of September 30, 2023, this reference rate transition has impacted only certain of our mortgages. We have interest rate swaps and caps with an aggregate notional value of $45,085 and $519,001 respectively as of September 30, 2023, that are structured such that the variable rates result in a fixed rate of 3.74% and a capped rate of 3.00%, respectively.
(5)The affiliate note payable bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the affiliate note payable for the nine months ended September 30, 2023 was 6.91%.
(6)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.
The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loans credit facilities, and revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and tangible net worth thresholds, among others. As of September 30, 2023, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.
The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of September 30, 2023:

Year	Amount
2023 (remaining)	$—
2024	493,870
2025	—
2026	267,566
2027	1,153,769
2028	—
Thereafter	—
Total	$1,915,205

Affiliate Line of Credit
On August 8, 2022, the NLT OP entered into an interest-bearing revolving promissory note with an affiliate, Blue Owl Capital Holdings LP (the “BO Lender”) in the principal amount of up to $250,000. The interest is payable monthly in arrears at the Lender’s election in (i) cash, (ii) Class I units of the NLT OP (using the most recently available net asset value per unit) or (iii) Class I shares of ORENT (using the most recently available net asset value per share).
As of September 30, 2023, $225,000 was outstanding under the affiliate line of credit and had accrued interest expense in the amount of $2,878. Any unpaid principal balance and unpaid accrued interest is payable on demand upon 120 days written notice by the BO Lender.
9.    Derivative Financial Instruments
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
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we use interest rate swap and interest rate cap contracts to manage our exposure on the variable rate interest debt. The Company has designated its derivative financial instruments as cash flow hedges as defined under GAAP as of September 30, 2023.
Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swap and interest rate caps will be reclassified to interest expense as interest payments are made on the Company’s mortgages and term loan credit facility. Refer to Note 2 - Summary of Significant Accounting Policies and Estimates for additional detail.
The following table details the Company’s outstanding interest rate derivative that is designated as a cash flow hedge of interest rate risk:

		Notional Amount
Financial Instruments	Maturity Date	September 30, 2023	December 31, 2022
Interest rate swap	8/11/2027	$950,000	$700,000
Interest rate swap	1/6/2028	45,085	—
Interest rate cap	9/15/2024	221,405	221,405
Interest rate cap	9/9/2024	297,596	347,438
		$1,514,086	$1,268,843

The fair value of our derivative financial instruments as well as their classification on our Condensed Consolidated Balance Sheet as of September 30, 2023 is detailed below.

		Fair Value
	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivative Assets:
Derivative instruments designated as hedging instruments - interest rate swap	Other Assets	$28,956	$4,379
Derivative instruments designated as hedging instruments - interest rate caps	Other Assets	11,369	7,387
Total		$40,325	$11,766
The following table details the effect of the Company’s derivative financial instrument on the Condensed Consolidated Statement of Operations during the three months ended September 30, 2023:

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	September 30, 2023		September 30, 2023
Interest rate swap	$11,179	Interest Expense	$3,909
Interest rate caps	(38)	Interest Expense	3,435
Total	$11,141		$7,344
The following table details the effect of the Company’s derivative financial instrument on the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2023:

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	September 30, 2023		September 30, 2023
Interest rate swap	$24,599	Interest Expense	$9,226
Interest rate caps	143	Interest Expense	8,701
Total	$24,742		$17,927
For the period from Inception through September 30, 2022, the amount of unrealized gain recognized in OCI on interest rate swaps was $5,981, with $— reclassified from Accumulated Other Comprehensive Income into Income.
10.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	September 30, 2023	December 31, 2022
Accrued ongoing servicing fees	$43,622	$25,877
Accrued management fee	4,135	2,036
Performance participation allocation	5,791	2,504
Advanced organization and offering costs	12,107	6,369
Other advanced expenses	5,319	—
Accrued interest - affiliate line of credit	2,878	2,439
Total	$73,852	$39,225
Ongoing Servicing Fees
The Company accrues ongoing servicing fees payable to the Dealer Manager, Blue Owl Securities LLC, for ongoing services rendered to shareholders for Class D and Class S shares equal to 0.25% and 0.85%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The ongoing servicing fees are paid monthly in arrears.

As part of the DST program, the Company, on behalf of itself as general partner and on behalf of the limited partners of NLT OP, entered into the Second Amended and Restated Limited Partnership Agreement of NLT OP (the “Operating Partnership Agreement”). The Operating Partnership Agreement amends the prior limited partnership agreement of the NLT OP to, among other things, issue two new classes of OP units, Class D-1 and Class S-1, to facilitate the issuance of OP Units in exchange for Interests in DSTs in the event the NLT OP elects to exercise its FMV Buyback Option and the participation of such OP Units in the Company’s distribution reinvestment plan (the “DRIP”). NLT OP will pay to the Dealer Manager, Blue Owl Securities LLC for ongoing services rendered to shareholders for Class D-1 and Class S-1 shares equal to 0.25% and 0.85%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The servicing fees will be paid monthly in arrears. Additionally, the DST Sponsor, Blue Owl Real Estate Exchange LLC, a wholly-owned subsidiary of the Company, will pay to the Dealer Manager, a service fee equal to 0.25% per annum of the price per Interest sold, to be paid quarterly in arrears.
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
The management fee may be paid, at the Adviser’s election, in cash, Class I shares or Class I units of our NLT OP. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense. During the three and nine months ended September 30, 2023, the Company incurred management fees of $6,045 and $15,103, respectively.
During the nine months ended September 30, 2023, the Company issued 1,267,552 shares to the Adviser as payment for management fees. Management fees of $4,135 and $2,036 were accrued and unpaid as of September 30, 2023 and December 31, 2022, respectively. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the nine months ended September 30, 2023, the Adviser did not submit any shares for repurchase.
On August 31, 2023, in connection with the DST Program, the Company and NLT OP entered into an Amended and Restated Investment Advisory Agreement (the “Advisory Agreement”) to allow for an additional management fee equal to 1.25% of the total consideration received by the Company or its affiliate for selling Interests to third-party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests and any proceeds from any loans secured directly or indirectly by the DST Properties, per annum payable monthly. The Adviser has waived the fee for the initial DST Program offering.
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Investment Advisory Agreement, the Special Limited Partner holds a performance participation interest in the NLT OP that entitles it to receive an allocation of the NLT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Investment Advisory Agreement. Under the NLT OP agreement, the Special Limited Partners are entitled to an allocation from the NLT OP equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis and is paid quarterly in NLT OP units, ORENT shares, or cash, at the election of the Special Limited Partner. As the performance participation allocation is associated with the performance of a service by the Adviser, it is expensed in our Condensed Consolidated Statement of Operations. During the three and nine months ended September 30, 2023 and the period from Inception through September 30, 2022, the Company recognized $5,791, $13,925, and $1,685, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statement of Operations.
On February 1, 2023, the Company issued 243,536 units in NLT OP to the Special Limited Partner as payment of performance participation allocation. Such units were issued at the NAV per unit as of December 31, 2022. Additionally, on August 1, 2023 the Company issued 788,112 units in NLT OP to the Special Limited Partner as payment of the performance participation allocation. Such units were issued at the NAV per unit as of June 30, 2023. Also, as of September 30, 2023, and immediately following (i) the issuance of the units and (ii) the record time for the distributions on the Company’s Class I shares, no Class I units in NLT OP were exchanged for Class I shares in the Company. Subsequent to the issuance of the Class I shares and Class I units, no Class I shares or units were redeemed or exchanged for Class I shares in the Company.
Advanced Organizational and Offering Costs
The Adviser advanced all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, design and website expenses, fees and expenses of our escrow agent and transfer agent, and other expenses attributable to the Company’s organization, but excluding ongoing servicing fees) through September 1, 2023. Such costs are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheet and are being reimbursed to the Adviser pro rata over 60 months beginning September 1, 2023.
Accrued interest - affiliate line of credit
The amount represents the interest accrued as of September 30, 2023 on the interest-bearing revolving promissory note entered into with affiliate, Blue Owl Capital Holdings LP. Refer to Note 8 - Debt.
As of September 30, 2023, ORENT affiliate entities and their employees owned 9,959,303 ORENT Class I shares in an aggregate amount of $103,162, based on the NAV per share/unit as of September 30, 2023.
11.    Leases
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
The following table details the components of operating lease income from leases in which the Company is the lessor.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	From Inception through September 30, 2022
Base rent(1)	$37,608	$110,407	$4,588
Straight-line rental revenue, net(2)	5,021	13,539	527
Variable lease payments(3)	5,385	14,994	495
Amortization of below market lease intangibles	57	126	3
Rental revenue	$48,071	$139,066	$5,613
__________________
(1)Base rent consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments.
(3)Consists of reimbursement of common area maintenance (“CAM”) and real estate taxes, and amortization of tenant inducements.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of September 30, 2023.

Year	Future Minimum Rents
2023 (remaining)	$38,638
2024	163,940
2025	166,305
2026	169,078
2027	171,560
2028	174,142
Thereafter	1,993,107
Total	$2,876,770
Lessor – Financing receivables
In accordance with ASC 842, certain of the Company’s sales-type lease contracts are accounted for as failed-sale leaseback transactions and were recorded as an Investment in leases - Financing receivables. During the three and nine months ended September 30, 2023, and the period from Inception through September 30, 2022, the Company recognized interest income of $15,044, $42,673, and $943, respectively, on an effective interest basis at a constant rate of return over the term of the applicable leases. Cash received from the sales-type leasing agreements was $57,846 and $733 during the nine months ended September 30, 2023 and the period from Inception through September 30, 2022.
All of the lease payments are triple net basis to the tenant and the Company has rights in accordance with the individual lease agreements to protect the value of our leased properties. As of September 30, 2023, the future minimum payments of sales-type lease receivables were as follows:

Year	Future Minimum Payments
2023 (remaining)	$12,298
2024	49,723
2025	50,588
2026	51,483
2027	52,544
2028	55,046
Thereafter	7,747,526
Total lease payment receivable	8,019,208
Less deferred interest income	7,442,529
Less allowance for credit losses	18,949
Total Investment in leases - Financing receivables	$557,730

The following table reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the nine months ended September 30, 2023:

Nine Months Ended September 30, 2023
Balance as of December 31, 2022	$—
Initial allowance upon adoption	7,157
Current period change in credit allowance	11,792
Ending Balance as of September 30, 2023	$18,949
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

The following tables detail the amortized cost basis of our investments by the credit quality indicator as of September 30, 2023 and January 1, 2023:

	September 30, 2023
	B1	Ba1	Ba2	Baa2	Ba3	B2	Caa2	Total
Investment in leases - Financing Receivable	$203,696	$—	$—	$51,922	$—	$111,220	$209,841	$576,679

	January 1, 2023
	B1	Ba1	Ba2	Baa2	Ba3	B2	Caa2	Total
Investment in leases - Financing Receivable	$—	$201,265	$50,973	$—	$159,217	$109,578	$—	$521,033
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
Lessee - DST Program Master Lease
During the three months ended September 30, 2023, the Company contributed two industrial assets to the DST as part of the initial DST Program offering. The assets are leased back to the Company by a wholly-owned subsidiary of the Company under the master lease agreement. The following table presents the undiscounted future minimum rent payment obligation of the wholly-owned subsidiary:

Year	Future Minimum Payments
2023 (remaining)	$1,120
2024	4,478
2025	4,478
2026	4,478
2027	4,478
2028	4,637
Thereafter	78,196
Total	$101,865
12.    Equity and Non-Controlling Interest
Authorized Capital
As of September 30, 2023, the Company had the authority to issue an unlimited number of preferred shares and three classes of common shares including Class I shares, Class D shares, and Class S shares. Each class of common shares and preferred shares has a par value of $0.01. The Company’s Board of Trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.

Common Shares
The following table details the movement in the Company’s outstanding shares of common shares:

	Three Months Ended September 30, 2023
	Class I	Class D	Class S	Total
June 30, 2023	64,339,335	3,341,662	65,427,741	133,108,738
Common shares issued	17,275,612	504,131	12,306,311	30,086,054
Distribution reinvestment	535,427	27,355	537,902	1,100,684
Common shares repurchased	(793,937)	(8,134)	(407,668)	(1,209,739)
September 30, 2023	81,356,437	3,865,014	77,864,286	163,085,737

	Nine Months Ended September 30, 2023
	Class I	Class D	Class S	Total
December 31, 2022	31,668,259	1,385,421	43,401,686	76,455,366
Common shares issued	50,193,292	2,656,681	34,277,276	87,127,249
Distribution reinvestment	1,196,566	60,775	1,353,462	2,610,803
Common shares repurchased	(1,701,680)	(237,863)	(1,168,138)	(3,107,681)
September 30, 2023	81,356,437	3,865,014	77,864,286	163,085,737
Redeemable Common Shares
In connection with the Company’s payment of its Affiliate line of credit and management fee, the Adviser holds Class I Common Shares. See Note 8 – Debt for further details of the affiliate line of credit and Note 10 – Related Party Transactions for further details on the management fee. The Adviser and BO Lender have the ability to redeem the Class I shares for cash at their election, therefore the Company has classified these Class I shares as Redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheet. As of September 30, 2023 and December 31, 2022, we have issued 2,706,206 and 229,300 redeemable common shares, respectively.
The Redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $127 and $269 during the three and nine months ended September 30, 2023, respectively.
Share and Unit Repurchases
The Company adopted a share repurchase plan whereby, subject to certain limitations, from January 2023 through June 30, 2023, shareholders could request, on a monthly basis, that the Company repurchase all or any portion of their shares. Shares were repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. For any shares held for less than one year, the Board waived the 2% penalty that would have otherwise applied to the redemption value to shareholders. The total amount of aggregate repurchases of Class S, Class D, and Class I shares (excluding any early repurchase deduction) was limited to 2% of the aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding quarter).
The Company adopted an amended and restated repurchase plan (the “Quarterly Repurchase Plan”) that was effective from July 1, 2023 through October 17, 2023. Under the Quarterly Repurchase Plan, the Company repurchased once per quarter no more than 5% aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). The Company conducted such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended.
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

For the three months ended September 30, 2023, the Company repurchased 1,209,739 shares of common shares and 0 OP Units for a total of $12,477 and $—, respectively. For the nine months ended September 30, 2023, the Company repurchased 3,107,681 shares of common shares and 2,158,725 OP Units for a total of $31,820 and $21,992, respectively. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2023. See Note 15 –Subsequent Events for more information about the Company’s share repurchase plan.
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
The following table details the aggregate distributions declared for each applicable class of common shares:

	Three Months Ended September 30, 2023
	Class I	Class D	Class S
Aggregate gross distributions declared per share of common shares	$0.1750	$0.1750	$0.1750
Shareholder servicing fee per share of common shares	—	(0.0063)	(0.0218)
Net distributions declared per share of common shares	$0.1750	$0.1687	$0.1532

	Nine Months Ended September 30, 2023
	Class I	Class D	Class S
Aggregate gross distributions declared per share of common shares	$0.5250	$0.5250	$0.5250
Shareholder servicing fee per share of common shares	—	(0.0189)	(0.0651)
Net distributions declared per share of common shares	$0.5250	$0.5061	$0.4599
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
Redeemable Non-controlling Interest
In connection with its performance participation interest, the Special Limited Partner holds Class I units in NLT OP. See Note 10 - Related Party Transactions for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for Class I shares in the Company or cash, at the election of the Special Limited Partner, the Company has classified these Class I units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheet.

The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the nine months ended September 30, 2023:

Nine Months Ended September 30, 2023
December 31, 2022	$1,657
Settlement of prior performance participation allocation	10,638
Repurchases	—
Conversion to Class I shares	—
GAAP income allocation	(68)
Other comprehensive income	75
Distributions	(292)
Fair value allocation	346
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	82
September 30, 2023	$12,438
During the nine months ended September 30, 2023, the Company issued Class I units in NLT OP to the Special Limited Partner as payment of the performance participation allocation. No units were subsequently redeemed for cash or exchanged for Class I shares in the Company during the period.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $341 and $346 during the three and nine months ended September 30, 2023, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.
Share-Based Compensation
We awarded independent members of the Board 16,397 shares of restricted Class I shares subject to a vesting period of 13.5 months and recognized approximately $84 and $252 of compensation expense for the three and nine months ended September 30, 2023, respectively, related to these awards.
13.    Commitments and Contingencies
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
14.    Earnings Per Share
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
All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	From Inception Through September 30, 2022
Net (loss) income	$(20,651)	$2,267	$(2,094)
Net loss (income) attributable to non-controlling interests	2,858	(1,904)	(718)
Net (loss) income attributable to ORENT	$(17,793)	$363	$(2,812)

Weighted average number of common shares outstanding - basic	156,903,346	127,652,548	17,292,975
Effect of dilutive unvested restricted Class I shares	16,212	16,212	—
Weighted average number of common shares outstanding - dilutive	156,919,558	127,668,760	17,292,975

Net (loss) income per common share - basic	$(0.11)	$—	$(0.16)
Net (loss) income per common share - diluted	$(0.11)	$—	$(0.16)
The computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2023 includes 16,212 dilutive restricted Class I shares. The computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2023 excludes 28,247,501 and 28,404,641 potentially dilutive NLT OP units because their effect would have been anti-dilutive, respectively.
15.    Subsequent Events
In preparation of the accompanying Condensed Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after September 30, 2023 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from September 30, 2023 through the date the financial statements were issued.
Acquisitions
STORE
In October 2023 and November 2023, the Company made an additional investment in OS Aggregator of $94,794 and $64,579 under the terms of the FIPA. The Company’s additional investments did not result in a change in control and therefore, no gain or loss was recognized in the Condensed Consolidated Statement of Operations as a result of the incremental investments. The investment will continue to be accounted for using the FVO under ASC 825.
Financings
In November 2023, NLT OP paid down $25,000 on its affiliate line of credit, for a remaining outstanding principal balance of $200,000. Further, NLT OP amended and restated its loan agreement with its affiliate, Blue Owl Capital Holdings LP, to set a maturity date of June 30, 2024 for the $200,000 outstanding balance, remove the revolving feature from the promissory note, and to allow NLT OP to borrow an additional $50,000 on a delayed draw basis (for an aggregate principal amount of up to $250,000). Any unpaid principal balance and unpaid accrued interest is payable on June 30, 2024.
Proceeds from the Issuance of Common Shares
From October 1, 2023 through the date the financial statement were issued, the Company sold an aggregate of 21,446,608 shares of its common shares (consisting of 8,609,105 Class S shares, 451,472 Class D shares, and 12,386,031 Class I shares) resulting in net proceeds of $221,359 to the Company as payment for such shares.
Repurchases
Effective October 18, 2023, the Company amended its share repurchase plan (the “Amended Share Repurchase Plan”). Under the Amended Share Repurchase Plan, to the extent the Company chooses to repurchase shares in any particular calendar quarter, the Company will repurchase shares as of the close of the fourth business day of the last month of the applicable calendar quarter. The repurchase price per share will generally be equal to the net asset value (“NAV”) per share as of the last calendar day of the first month of the applicable calendar quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. The aggregate NAV of total repurchases of Class S, Class D and Class I Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the preceding three months for which NAV is available). Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares and may submit such repurchase requests beginning after the start of the second month of the applicable calendar quarter.

Blue Owl Real Estate Capital Fund IV and V Acquired Predecessor Portfolio
Combined Statements of Revenues and Certain Operating Expenses
(in thousands)

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenues
Rental revenue	$9,337	$35,123
Other revenue	—	—
Total revenues	9,337	35,123

Certain operating expenses
Rental property operating	5	27
General and administrative	6	18
Total certain operating expenses	11	45
Revenues in excess of certain operating expenses	$9,326	$35,078
See accompanying notes to the combined statements of revenues and certain operating expenses.

Blue Owl Real Estate Capital Fund IV and V Acquired Predecessor Portfolio
Notes to Combined Statements of Revenues and Certain Operating Expenses
1.    Organization
Blue Owl Real Estate Net Lease Trust (“we”, “us”, “our” “ORENT”, and the “Company”) was formed on April 4, 2022 (“Inception”) and is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP, a Delaware limited partnership (the “NLT OP”, or “Operating Partnership”), formed on May 16, 2022, to acquire and hold triple net lease properties and other assets. The initial acquisitions by NLT OP include the properties contributed by Blue Owl Real Estate Capital Fund IV, LP (fka Oak Street Real Estate Capital Fund IV, LP) (“Fund IV”) and Blue Owl Real Estate Capital Fund V (fka Oak Street Real Estate Capital Fund V) (“Fund V”) (and together, the “Blue Owl Real Estate Capital Fund IV and V Acquired Predecessor Portfolio” or the “Predecessor”), which were acquired by NLT on various dates throughout 2022 (the “Acquisition”).
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
__________________
(1)Fund IV acquisition
(2)Fund V acquisition
The total rentable square feet of gross leasable area (“GLA”) of the Company was 3,974 thousand square feet (unaudited) as of the date of acquisition by ORENT, respectively, in which the available rentable square feet of GLA had economic occupancy of 100% for each of the periods presented (unaudited).
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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Special Note Regarding Forward-Looking Statements” and in Item 1A — “Risk Factors” in our Registration Statement on Form 10 filed with the SEC on April 5, 2023, as amended. Dollars are in thousands, except for per share amounts.
Overview
Blue Owl Real Estate Net Lease Trust invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, we may invest outside the U.S. and in real estate debt. The Company is the sole general partner and majority limited partner in NLT OP, and we own substantially all of our assets through NLT OP. We are externally managed by Blue Owl Real Estate. The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantor, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment.
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
As of September 30, 2023, we have received net proceeds of $1,631,878 from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class D, and Class I units of the NLT OP. NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
DST Program
On August 31, the Company, through the NLT OP, initiated a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3,000,000 of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). The Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the 1933 Act in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). Under the DST Program, DST Properties, which may be sold, contributed, sourced or otherwise seeded from the Company’s real properties held through NLT OP or from third parties, will be held in separate DSTs, and will be leased back by a wholly-owned subsidiary of NLT OP in accordance with corresponding master lease agreements. Each master lease agreement will be guaranteed by NLT OP, which will have the right, but not the obligation, to acquire the Interests in the applicable DST from the beneficial owners, in each case, in exchange for cash or units of NLT OP (“OP Units”), at a purchase price equal to the fair market value of the beneficial owner’s Interest or the fair market value of the beneficial owner’s interest in one or more of the DST Properties (the “FMV Buyback Option”). The FMV Buyback Option is exercisable during the one-year option period beginning two years from the final closing of the applicable DST Offering or in such other time frame as provided for in the applicable DST arrangement. After a one-year holding period, investors who receive OP Units pursuant to the FMV Buyback Option generally have the right to cause NLT OP to redeem all or a portion of their OP Units for, at the Company’s sole discretion, common shares of the Company, cash or a combination of both.

We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Affiliates of the Adviser are expected to receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common shares under our share repurchase plan and for other corporate purposes. We have not allocated specific amounts of the net proceeds from the DST Program for any specific purpose. As of September 30, 2023, the Company had not raised any proceeds from its DST program.
Emerging Growth Company Status
We are and we will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the 1933 Act, (ii) in which we have total annual gross revenue of at least $1,235,000, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700,000 as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1,000,000 in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions.
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
During the third quarter of 2023, the persistence of elevated inflation, in conjunction with higher interest rates and geopolitical uncertainty, continued to weigh on industry deal activity. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
Industry valuations and transaction volumes remain under pressure due to a combination of rising interest rates, cost inflation, elevated vacancy rates, and uncertainty around future capital availability. In contrast, our real estate business, focused on triple net lease, continued to deploy significant capital. Our investors continue to benefit from the inflation-mitigating characteristics of the net lease structure, highly predictable net rent growth, and long-duration contractual income across the portfolio.
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

Q3 2023 Highlights (Results of Operations)
Operating Results
•Declared monthly net distributions totaling $25,830 for the three months ended September 30, 2023. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class I	Class D	Class S
Annualized Distribution Rate(1)	6.77%	6.64%	5.98%
Year-to-Date Total Return, without upfront selling commissions(2)	6.03%	5.80%	5.28%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	N/A	4.24%	1.72%
Inception-to-Date Total Return, without upfront selling commissions(2)	11.5%	9.43%	9.84%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	N/A	7.82%	6.12%
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
Investments
•Acquired two industrial and eleven retail properties with a total purchase price of $216,281 during the three months ended September 30, 2023. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets.
•Made additional investments in STORE Capital, LLC (“STORE”) of $43,523 during the three months ended September 30, 2023 and funded a capital call initiated by STORE of $28,492. The Company’s investment, combined with those of affiliates of the Company, through Ivory OSREC OS Aggregator (“OS Aggregator”) totaled $1,246,796, representing 14.2% of the closing capital contribution of STORE.
•On July 7, 2023, the Company contributed an additional $9,467 to Blue Owl NL Opportunity Credit Holdings REIT LLC, the joint venture it formed in June 2023, in which the Company owns 50.9% ownership percentage interest. The additional capital contributed pro rata by each partner was used by the joint venture to purchase two additional industrial assets.
•Invested $32,860 in real estate debt, consisting of CMBS and a commercial real estate loan during the three months ended September 30, 2023.
Capital Activity and Financings
•Raised net proceeds of $308,631 from the sale of our common shares and repurchased 1,209,739 of our common shares for $12,477 during the three months ended September 30, 2023.
•Incurred additional unsecured debt of $146,403 and paid down $77,730 of unsecured debt during the three months ended September 30, 2023. Additionally, we paid down $25,000 on the affiliate line of credit during the three months ended September 30, 2023.
Overall Portfolio
•Our portfolio as of September 30, 2023 consisted of investments in real estate (73%), investments in leases (14%), investments in real estate debt (2%), and investments in unconsolidated real estate affiliates (11%), based on fair value.
•Our 207 properties as of September 30, 2023 consisted primarily of Industrial (59%), Retail (22%), Land (10%), Office (9%), and Flex (0%), based on fair value.
•Our investments in real estate debt as of September 30, 2023, consisted of a commercial real estate loan and CMBS. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.

•Our investments in unconsolidated real estate affiliates consisted of equity investments in STORE, Tenneco JV, and Fleet Farm JV. As of September 30, 2023, our investments in STORE, Tenneco JV, and Fleet Farm JV were $411,484, $53,875, and $6,413, respectively.
Investment Portfolio
Real Estate Investments
The following chart describes the diversification of our investments in real estate by property type1 based on fair value as of September 30, 2023:

Property Type [1]

Flex
0%
Office
9%
Land
10%
Retail
22%
Industrial
59%

The following table provides a summary of our portfolio as of September 30, 2023, including Investments in real estate and Investments in leases – financing receivables:

Property Type	Number of Properties	Sq. Feet (in thousands)	Occupancy Rate (3) (4)	Average Effective Annual Base Rent Per Leased Sq. Foot	Gross Asset Value (2)	Annual Base Rent	Percentage of Total Revenue
Industrial	39	15,888	100%	7.8	$2,254,163	$124,100	59%
Retail (1)	161	2,434	100%	18.7	922,609	45,625	22%
Land	2	1,526	N/A	14.0	267,172	21,375	10%
Office	4	1,006	100%	19.4	255,026	19,534	9%
Flex	1	12	100%	9.4	1,850	110	—%
Total	207	20,866			$3,700,820	$210,744	100%
__________
(1)Retail includes properties owned by unconsolidated entities.
(2)Based on fair value as of September 30, 2023.
(3)Occupancy rate reflects economic occupancy. Economic occupancy is defined as percentage of available rentable square feet of GLA for which tenants are paying rent and other expenses as required under an executed lease agreement.
(4)Land investments are excluded from Occupancy Rate.
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

Real Estate and Leases
The following table provides information regarding our real estate property types as of September 30, 2023:

Property Type and Investment	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Sq. Feet (in thousands)	Occupancy Rate
Industrial:
Amazon	5	Various	Aug. - Dec. 2022	100%	4,964	100%
Dorel Industries	1	Cornwall, ON	November 2022	100%	492	100%
EquipmentShare.com	11	Various	Oct. - Nov. 2022	100%	222	100%
Magna International	1	Bowling Green, KY	September 2022	100%	1,176	100%
Paradigm	3	Various	October 2022	100%	314	100%
Whirlpool	1	Amana, IA	November 2022	100%	1,572	100%
Tenneco(1)	11	Various	Dec. 2022 - Jul. 2023	100%	3,437	100%
LOC Performance	2	Various	March 2023	100%	990	100%
QVC	2	Various	January 2023	100%	2,166	100%
Save Mart	2	Various	September 2023	100%	555	100%
Retail:
Cracker Barrel	53	Various	September 2022	100%	537	100%
Fleet Farm(1)	2	Various	August 2022	49%	428	100%
Ramoco Fuels NC LLC(3)	27	Various	September 2023	100%	94	100%
SQRL Holdings(3)	25	Various	September 2023	100%	136	100%
Walgreen Co.	30	Various	September 2022	100%	440	100%
Maverick Gaming	11	Various	Sept. 2022 - Jul. 2023	100%	317	100%
Save Mart	10	Various	July 2023	100%	475	100%
Convenience Store Operator(4)	3	Various	September 2022	100%	7	—%
Office:
Chubb	2	Whitehouse, NJ	November 2022	100%	429	100%
Energy Center	1	Houston, TX	October 2022	100%	524	100%
EquipmentShare.com	1	Colombia, MO	October 2022	100%	53	100%
Flex:
Johnson Controls	1	Seattle, WA	September 2022	100%	12	100%
Land:
Bally's	1	Chicago, IL	November 2022	100%	1,311	N/A(2)
HOF Village Waterpark	1	Canton, OH	November 2022	100%	215	N/A(2)
Total	207				20,866
__________________
(1)Some or all of investment is through an unconsolidated real estate affiliate.
(2)Land investments are excluded from Occupancy Rate.
(3)Properties previously leased to Mountain Express and initially acquired in September 2022.
(4)As of September 30, 2023, the Company had executed Letters of Interest to re-lease three former Mountain Express properties. In October 2023, the Company executed leases on these assets and the leases have commenced.

Lease Expirations
The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of September 30, 2023 (square feet data in thousands):

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023 (remaining)	—	$—	—%	—	—%
2024	—	—	—%	—	—%
2025	—	—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	1	1,908	1%	191	1%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
Thereafter	206	208,836	99%	20,675	99%
Total	207	$210,744	100%	20,866	100%
__________________
(1)As of September 30, 2023, the Company had provided free rent periods ranging from 60-90 days for leases signed with Ramoco Fuels NC LLC and SQRL Holdings.

Investments in Real Estate Debt
The following table details our investments in real estate debt as of September 30, 2023:

Type of Security/Loan	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR +4%	8/8/2035	$24,218	$23,907	$24,004
Commercial real estate loan	14%	12/16/2024	63,116	63,116	63,116
Total investments in real estate debt	11%		$87,334	$87,023	$87,120
__________________
(1)The term SOFR refers to the relevant floating benchmark rates, one-month SOFR. Fixed rate commercial real estate loan is reflected as a spread over the relevant floating benchmark rates, for purposes of the weighted-average.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
Results of Operations
Our financial results for the three months ended September 30, 2023, the nine months ended September 30, 2023, and the period from Inception through September 30, 2022 are referred to as the “Successor” periods. The financial information presented for the three months ended September 30, 2022, the nine months ended September 30, 2022, and from January 1, 2022 to the period up through each properties’ respective acquisition date in 2022 (the “Acquisition”), together, the “Predecessor” periods, have been prepared under provisions of Rule 3-14 of Regulation S-X promulgated by the SEC for properties that were contributed by Fund IV and Fund V, and is not intended to be a complete presentation of the actual operation of these combined entities for the periods presented. As these periods are not a complete presentation of the revenues and expenses for the Predecessor, certain financial statement line items in the Predecessor periods are not comparable to the Successor periods. Therefore, certain expenses such as interest, depreciation and amortization, non-recurring professional fees, corporate expenses, and management fees have been excluded from the our discussion below for the comparison of results of operations.

The following table sets forth the results of our operations for the three months ended September 30, 2023, the nine months ended September 30, 2023, and the period from Inception through September 30, 2022:

	Successor	Successor	Successor	2023 vs 2022(1)
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	From Inception Through September 30, 2022	$
Revenues
Rental revenue	$48,071	$139,066	$5,613	$42,458
Income from Investment in leases - Financing receivables	15,044	42,673	943	14,101
Total revenues	63,115	181,739	6,556	56,559

Expenses
Rental property operating	6,818	17,504	613	6,205
General and administrative	15,976	23,548	2,064	13,912
Impairment of intangibles	9,033	9,033	—	9,033
Management fee	6,045	15,103	432	5,613
Performance participation allocation	5,791	13,925	1,685	4,106
Depreciation and amortization	21,707	50,377	1,152	20,555
Total expenses	65,370	129,490	5,946	59,424
Other expense
Income from unconsolidated real estate affiliates	13,152	29,926	293	12,859
Interest expense	(34,629)	(86,962)	(2,997)	(31,632)
Other income	3,081	7,054	—	3,081
Total other expense	(18,396)	(49,982)	(2,704)	(15,692)
Net (loss) income	(20,651)	2,267	(2,094)	(18,557)
Net loss (income) attributable to non-controlling interests	2,858	(1,904)	(718)	3,576
Net (loss) income attributable to ORENT shareholders	$(17,793)	$363	$(2,812)	$(14,981)
Net (loss) income per share of common stock – basic	$(0.11)	$—	$(0.16)
Net (loss) income per share of common stock – diluted	$(0.11)	$—	$(0.16)
Weighted-average shares of common stock outstanding, basic	156,903,346	127,652,548	17,292,975
Weighted-average shares of common stock outstanding, diluted	156,919,558	127,668,760	17,292,975
    _____________
(1)    This column represents the difference in the results of operations between the three months ended September 30, 2023 and the period from Inception through September 30, 2022, which includes results from August 9, 2022 through September 30, 2022. The results of operations for the nine months ended September 30, 2023 is not comparable to the results for the period from Inception through September 30, 2022.

Rental Revenue
Rental revenue from our income property operations was $48,071 for the three months ended September 30, 2023 and $5,613 for the period from Inception through September 30, 2022. The increase in respective revenues during the periods presented is primarily due to an increase in the real estate portfolio from 150 properties as of September 30, 2022 to 182 properties as of September 30, 2023, as well as only 52 days of operations for the period from Inception through September 30, 2022.
Income from Investment in Leases - Financing Receivables
Income from investment in leases - financing receivables was $15,044 for the three months ended September 30, 2023 and $943 for the period from Inception through September 30, 2022. The increase in respective revenues during the periods presented is due to an increase in the investment properties that were accounted for as financing receivables resulting from failed sales-leaseback transactions under U.S. GAAP for the three months ended September 30, 2023, as well as only 52 days of operations for the period from Inception through September 30, 2022.
Rental Property Operating Expenses
Rental property expenses were $6,818 for the three months ended September 30, 2023, and $613 for the period from Inception through September 30, 2022. The increase is the result of an increase in our real estate portfolio from 150 properties as of September 30, 2022, to 182 properties as of September 30, 2023, including six properties for which the rental property operating expenses are recorded gross of reimbursements of the tenant , as well as only 52 days of operations for the period from Inception through September 30, 2022.
General & Administrative Expenses
General & Administrative Expenses were $15,976 for the three months ended September 30, 2023 and $2,064 for the period from Inception through September 30, 2022. The increase in respective General & Administrative Expenses is primarily due to increases in legal fees, accounting & admin-related fees, audit fees, appraisal/valuation fees, and other professional fees, as well as only 52 days of operations for the period from Inception through September 30, 2022.
Impairment of Intangibles
During the three months ended September 30, 2023, the Company recognized $9,033 of impairment charges on intangible assets related to one tenant, Mountain Express, for which the leases were rejected by the presiding bankruptcy court in August 2023.
Management Fee
The management fee for the three months ended September 30, 2023 was $6,045 and $432 for the period from Inception through September 30, 2022 due to an increase in NAV.
Performance Participation Allocation
Performance Participation Allocation was $5,791 for the three months ended September 30, 2023 and $1,685 for the period from Inception through September 30, 2022 due to increases in NAV for NLT OP.
Depreciation and Amortization
Depreciation and Amortization was $21,707 for the three months ended September 30, 2023 and $1,152 for the period from Inception through September 30, 2022. The increase in Depreciation and Amortization during the periods presented is due to an increase in the real estate portfolio from 150 properties as of September 30, 2022, to 182 properties as of September 30, 2023, as well as only 52 days of operations for the period from Inception through September 30, 2022.
Income from Unconsolidated Real Estate Affiliates
Income from Unconsolidated Real Estate Affiliates was $13,152 for the three months ended September 30, 2023, and $293 for the period from Inception through September 30, 2022. The increase in Income from Unconsolidated Real Estate Affiliates is due to an increase in our investments, primarily STORE.
Other Income
Other income was $3,081 for the three months ended September 30, 2023, and $— for the period from Inception through September 30, 2022.
The following table sets forth information regarding the condensed consolidated results of operations for the three months ended September 30, 2023 and the combined revenues and certain operating expenses of properties contributed by

Fund IV and Fund V prior to Acquisition:

	Successor	Predecessor	2023 vs. 2022
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$
Revenues
Rental revenue	$48,071	$9,337	$38,734
Income from investment in leases - financing receivables	15,044	—	15,044
Total revenues	63,115	9,337	53,778

Expenses (for the Predecessor periods Certain operating expenses)
Rental property operating	6,818	5	6,813
General and administrative	15,976	6	15,970
Impairment of intangibles	9,033	*	9,033
Management fee	6,045	*	6,045
Performance participation allocation	5,791	*	5,791
Depreciation and amortization	21,707	*	21,707
Total expenses (for the Predecessor periods Total certain operating expenses)	65,370	11	65,359

Other expense
Income from unconsolidated real estate affiliates	13,152	—	13,152
Interest expense	(34,629)	*	(34,629)
Other income	3,081	—	3,081
Total other expense	(18,396)	—	(18,396)
Net (loss) income (for the Predecessor periods Revenues in excess of certain operating expenses)	(20,651)	9,326	(29,977)
Net loss attributable to non-controlling interests	2,858	—	2,858
Net (loss) income attributable to ORENT shareholders	$(17,793)	$9,326	$(27,119)
Net loss per common share - basic**	$(0.11)
Net loss per common share - diluted**	$(0.11)
Weighted-average common shares outstanding, basic and diluted	156,903,346
Weighted-average common shares outstanding, basic and diluted	156,919,558
_______________
*Impairment of intangibles, Management fee, Performance participation allocation, Depreciation and amortization, and Interest expense are not presented in the Predecessor periods due to the fact that the Predecessor period is prepared under the provisions of Rule 3-14 of Regulation S-X.
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
Rental Revenue
Rental revenue from our income property operations was $48,071 for the three months ended September 30, 2023 and $9,337 during the Predecessor period for the three months ended September 30, 2022. The increase in respective revenues during the periods presented is primarily due to an increase in the real estate portfolio from 141 properties as of July 1, 2022 to 182 properties as of September 30, 2023.
Income from Investment in Leases - Financing Receivables

Income from investment in leases - financing receivables was $15,044 for the three months ended September 30, 2023, compared to $— during the Predecessor period for the three months ended September 30, 2022 when the Company did not have Investment in leases - financing receivables. The increase in respective revenues during the periods presented is due to the investment in properties that were accounted for as financing receivables resulting from failed sales-leaseback transactions under US GAAP for the three months ended September 30, 2023.
Rental Property Operating Expenses
Rental property operating expenses were $6,818 for the three months ended September 30, 2023, and an immaterial amount during the Predecessor period for the three months ended September 30, 2022. The increase is the result of an increase in the real estate portfolio from 141 properties as of January 1, 2022, to 182 properties as of September 30, 2023, including six properties for which the rental property operating expenses are recorded gross of reimbursements of the tenant.
General & Administrative Expenses
General & Administrative Expenses were $15,976 for the three months ended September 30, 2023 and an immaterial amount during the Predecessor period for the three months ended September 30, 2022. The significant increase in respective General & Administrative Expenses for the three months ended September 30, 2023 is primarily due to a difference in the basis of accounting between the periods; the Predecessor periods were prepared under the provisions of Rule 3-14 of Regulation S-X, while the Successor period has been presented for the consolidated operations of ORENT. Further, there was an increase due to legal fees, accounting & admin-related fees, audit fees, appraisal/valuation fees, and various other professional fees in connection with ORENT’s registration process with the SEC.
Impairment of Intangibles
During the nine months ended September 30, 2023 the Company recognized $9,033 of impairment charges on intangible assets related to one tenant, Mountain Express, for which the leases were rejected by the presiding bankruptcy court in August 2023.
Income from Unconsolidated Real Estate Affiliates
Income from unconsolidated real estate affiliates was $13,152 for the three months ended September 30, 2023. There was no comparative prior period due to a difference in the basis of accounting between the periods; the Predecessor periods were prepared under the provisions of Rule 3-14 of Regulation S-X, while the Successor period has been presented for the consolidated operations of ORENT.
Other Income
Other income was $3,081 for the three months ended September 30, 2023. There was no comparative prior period due to a difference in the basis of accounting between the periods; the Predecessor periods were prepared under the provisions of Rule 3-14 of Regulation S-X, while the Successor period has been presented for the consolidated operations of ORENT.

The following table sets forth information regarding the condensed consolidated results of operations for the nine months ended September 30, 2023, and the combined revenues and certain operating expenses of properties contributed by Fund IV and Fund V prior to Acquisition:

	Successor	Predecessor	2023 vs. 2022
	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$
Revenues
Rental revenue	$139,066	$35,123	$103,943
Income from investment in leases - financing receivables	42,673	—	42,673
Total revenues	181,739	35,123	146,616

Expenses (for the Predecessor periods Certain operating expenses)
Rental property operating	17,504	27	17,477
General and administrative	23,548	18	23,530
Impairment of intangibles	9,033	—	9,033
Management fee	15,103	*	15,103
Performance participation allocation	13,925	*	13,925
Depreciation and amortization	50,377	*	50,377
Total expenses (for the Predecessor periods Total certain operating expenses)	129,490	45	129,445

Other expense
Income from unconsolidated real estate affiliates	29,926	—	29,926
Interest expense	(86,962)	*	(86,962)
Other income	7,054	—	7,054
Total other expense	(49,982)	—	(49,982)
Net income (loss) (for the Predecessor periods Revenues in excess of certain operating expenses)	2,267	35,078	(32,811)
Net income attributable to non-controlling interests	(1,904)	—	(1,904)
Net income attributable to ORENT shareholders	$363	$35,078	$(34,715)
Net income per common share - basic**	$—
Net income per common share - diluted**	$—
Weighted-average common shares outstanding, basic and diluted	127,652,548
Weighted-average common shares outstanding, basic and diluted	127,668,760
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
Rental Revenue
Rental revenue from our income property operations was $139,066 for the nine months ended September 30, 2023 and $35,123 during the Predecessor period for the nine months ended September 30, 2022. The increase in respective revenues during the periods presented is primarily due to an increase in the real estate portfolio from 141 properties as of January 1, 2022 to 182 properties as of September 30, 2023. The new properties acquired comprise a significant percentage of rental income of the Company as of as September 30, 2023, as further described above under “Investment Portfolio.”

Income from Investment in Leases - Financing Receivables
Income from investment in leases - financing receivables was $42,673 for the nine months ended September 30, 2023, compared to $— during the Predecessor period for the nine months ended September 30, 2022 when the Company did not have Investment in leases - financing receivables. The increase in respective revenues during the periods presented is due to the investment in properties that were accounted for as financing receivables resulting from failed sales-leaseback transactions under US GAAP for the nine months ended September 30, 2023.
Rental Property Operating Expenses
Rental property operating expenses were $17,504 for the nine months ended September 30, 2023, and an immaterial amount during the Predecessor period for the nine months ended September 30, 2022. The increase in respective expenses during the periods is the result of an increase in the real estate portfolio from 141 properties as of January 1, 2022, to 182 properties as of September 30, 2023, including six properties that were not triple net leases for which the rental property operating expenses are recorded gross of reimbursements of the tenant.
General & Administrative Expenses
General & Administrative Expenses were $23,548 for the nine months ended September 30, 2023 and an immaterial amount during the Predecessor period for the nine months ended September 30, 2022. The significant increase in respective General & Administrative Expenses for the nine months ended September 30, 2023 is primarily due to a difference in the basis of accounting between the periods; the Predecessor periods were prepared under the provisions of Rule 3-14 of Regulation S-X, while the Successor period has been presented for the consolidated operations of ORENT. Further, there was an increase due to legal fees, accounting & admin-related fees, audit fees, appraisal/valuation fees, and various other professional fees.
Income from Unconsolidated Real Estate Affiliates
Income from unconsolidated real estate affiliates was $29,926 for the nine months ended September 30, 2023. There was no comparative prior period due to a difference in the basis of accounting between the periods; the Predecessor periods were prepared under the provisions of Rule 3-14 of Regulation S-X, while the Successor period has been presented for the consolidated operations of ORENT.
Other Income
Other income was $7,054 for the nine months ended September 30, 2023. There was no comparative prior period due to a difference in the basis of accounting between the periods; the Predecessor periods were prepared under the provisions of Rule 3-14 of Regulation S-X, while the Successor period has been presented for the consolidated operations of ORENT.
Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our Board of Trustees. Our total NAV presented in the following tables includes the NAV of our Class S, Class I, and Class D common shares, as well as the partnership interests of NLT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of September 30, 2023:

Components of NAV	September 30, 2023
Cash and cash equivalents	$35,581
Restricted cash	82,026
Investments in real estate	2,803,090
Investment in leases - financing receivables	567,067
Investments in real estate debt	87,120
Intangible assets	155,074
Investments in unconsolidated entities	472,582
Other assets	70,076
Mortgage notes and credit facility	(1,897,876)
Affiliate line of credit	(225,000)
Due to Affiliates	(18,123)
Accounts payable and accrued expenses	(86,573)
Other liabilities	(38,056)
Net Asset Value	$2,006,988
Number of outstanding shares/units	194,306,112
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2023:

NAV per share	Class I Shares		Class D Shares	Class S Shares	Third - Party Operating Partnership Units (2)	Total
NAV	$870,757		$39,356	$801,512	$295,362	$2,006,988
Number of outstanding shares/units	84,062,643	(1)	3,865,014	77,864,286	28,514,170	194,306,112
NAV Per Share/Unit as of September 30, 2023	$10.3584		$10.1827	$10.2937	$10.3584
__________________
(1)Includes 2,706,206 Class I Shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of NLT OP held by the Special Limited Partner and parties other than us.
The following table details the weighted average capitalization rate by property type, which is the key assumptions used in the valuations as of September 30, 2023:

Property Type	Capitalization Rate
Flex	6.0%
Industrial	5.5%
Land	6.9%
Office	7.7%
Retail	6.3%
These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Flex	Industrial	Land	Office	Retail
Capitalization Rate	0.25 % Decrease	+4.3%	+3.9%	+3.5%	+3.5%	+4.4%
(weighted average)	0.25 % Increase	(4.1)%	(4.2)%	(3.2)%	(3.3)%	(4.1)%

The following table reconciles shareholders’ equity and NLT OP partner’s capital per our Consolidated Balance Sheet to our NAV:

September 30, 2023
Shareholder's equity	$1,543,883
Non-controlling interests attributable to NLT OP	265,401
Redeemable non-controlling interests	12,438
Redeemable common shares	28,032
Total partners' capital of NLT OP under GAAP	1,849,754
Adjustments:
Accrued shareholder servicing fee	43,013
Accrued organization and offering costs	12,107
Accumulated depreciation and amortization under GAAP	80,888
Net unrealized real estate and real estate debt appreciation	46,799
Accrued interest on financing receivable	(9,611)
Straight-line rent	(15,962)
NAV	$2,006,988
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
•Our mortgage notes, term loan credit facilities, and unsecured revolving credit facilities (“Debt”) are presented at their amortized cost basis in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.
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
Distributions
Beginning September 21, 2022, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.5250 per share for the nine months ended September 30, 2023, respectively. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the nine months ended September 30, 2023:

Record Date	Class I Shares	Class D Shares	Class S Shares
January 31, 2023	$0.0583	$0.0562	$0.0511
February 28, 2023	0.0583	0.0563	0.0512
March 31, 2023	0.0584	0.0562	0.0510
April 30, 2023	0.0583	0.0562	0.0511
May 31, 2023	0.0583	0.0563	0.0512
June 30, 2023	0.0584	0.0562	0.0511
July 31, 2023	0.0583	0.0562	0.0511
August 31, 2023	0.0583	0.0562	0.0511
September 30, 2023	0.0583	0.0562	0.0511
Total	$0.5250	$0.5061	$0.4599
The following table details our distributions declared for the three and nine months ended September 30, 2023 and the period from Inception through September 30, 2022:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023		From Inception Through September 30, 2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$14,501	56%	$36,055	57%	$983	60%
Reinvested in shares	11,329	44%	26,723	43%	651	40%
Total distributions	$25,830	100%	$62,778	100%	$1,634	100%
Sources of Distributions
Cash flows from operating activities	$25,830	100%	$62,778	100%	$1,634	100%
Offering proceeds	—	—%	—	—%	—	—%
Total sources of distributions	$25,830	100%	$62,778	100%	$1,634	100%

Cash flows from operating activities	$34,028		$111,199		$(10,143)
Funds from Operations (1)	$7,746		$48,798		$(1,862)
Adjusted Funds from Operations (1)	$25,633		$80,084		$1,259
______________
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
The following table presents a reconciliation of net income (loss) attributable to ORENT shareholders to FFO and AFFO attributable to ORENT shareholders:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	From Inception Through September 30, 2022
Net (loss) income attributable to ORENT shareholders	$(17,793)	$363	$(2,812)
Adjustments to arrive at FFO:
Depreciation and amortization	21,707	50,377	1,152
Impairment of intangibles	9,033	9,033	—
Amount attributable to investment in unconsolidated affiliate	149	447	74
Amount attributable to non-controlling interests for above adjustments	(5,350)	(11,422)	(276)
FFO attributable to ORENT shareholders	7,746	48,798	(1,862)
Adjustments to arrive at AFFO:
Straight-line rental income	(5,021)	(13,539)	(527)
Amortization of ground lease and below market lease intangibles	114	372	24
Amortization of mortgage discount	137	388	—
Unrealized gains from changes in fair value of financial instruments	(88)	(97)	—
Provision for credit losses	10,976	11,792	—
Accretion of tenant loan receivable	(2,825)	(7,791)	—
Performance participation allocation	5,791	13,925	1,685
Management fee	6,045	15,103	432
Interest on affiliate line of credit	4,350	12,841	733
Organization costs	127	416	1,510
Amortization of deferred financing costs	4,081	10,511	231
Shareholder servicing fees	(1,655)	(4,125)	(130)
Amount attributable to investment in unconsolidated affiliate	(51)	(159)	(38)

Amount attributable to non-controlling interests for above adjustments	(4,094)	(8,351)	(799)
AFFO attributable to ORENT shareholders	$25,633	$80,084	$1,259
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with $35,581 of immediate liquidity as of September 30, 2023, comprised of cash and cash equivalents. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $891,563 for the nine months ended September 30, 2023, as well as through the ability to sell our CMBS investments with a fair value of $24,004 as of September 30, 2023. Additionally, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate.
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
Capital Resources
As of September 30, 2023, our indebtedness included loans secured by our properties, unsecured credit facilities, and an affiliate note payable.
The following table is a summary of our indebtedness as of September 30, 2023:

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(6)	Maximum Facility Size	September 30, 2023	December 31, 2022
Mortgage notes & credit facility:
Unsecured term loan credit facility(2)	S + 1.65%	8/11/2027	$1,095,500	$1,095,500	$953,000
Unsecured revolving credit facility(3)	S + 1.68%	10/25/2026	$469,500	280,750	316,000
Mortgages(4)	S + 2.59%	10/21/2024	N/A	538,955	519,522
Discount on assumed debt, net				(22)	(407)
Deferred financing costs, net				(14,412)	(11,178)
Total Mortgage notes & credit facility, net:				1,900,771	1,776,937

Affiliate line of credit
Affiliate line of credit(5)	S + 1.70%		$250,000	225,000	250,000
Affiliate line of credit, net:				225,000	250,000

Total indebtedness				$2,125,771	$2,026,937
_______________
(1)The term “S” refers to the relevant floating benchmark rates, which include 30-day SOFR, three-month SOFR, one-month EURIBOR, and one-month SONIA as applicable to each loan. As of September 30, 2023, we have outstanding interest rate swaps with an aggregate notional balance of

$995,085 and outstanding interest rate caps with an aggregate notional balance of $519,001 that mitigate our exposure to potential future interest rate increases under our floating-rate debt.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the nine months ended September 30, 2023 was 6.82%. As of September 30, 2023, we have outstanding interest rate swaps with aggregate notional values of $700,000 and $250,000 that are structured such that the SOFR rates result in fixed rates of 3.65% and 3.42%, respectively.
(3)The unsecured revolving credit facility bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%.The weighted average interest rate for the unsecured revolving credit facility for the nine months ended September 30, 2023 was 6.81%.
(4)In March 2023, certain of our mortgages were amended to transition certain LIBOR-based rates to certain replacement reference rates. As of September 30, 2023, this reference rate transition has impacted only certain of our mortgages. We have interest rate swaps and caps with an aggregate notional value of $45,085 and $519,001 respectively as of September 30, 2023, that are structured such that the variable rates result in a fixed rate of 3.74% and a capped rate of 3.00% respectively.
(5)The affiliate note payable bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the affiliate note payable for the nine months ended September 30, 2023 was 6.91%.
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
As of November 9, 2023, we had received net proceeds of $1,822,237 from selling an aggregate 178,882,828 common shares in the private offering (consisting of 88,328,765 Class I shares, 4,490,397 Class D shares, and 86,063,666 Class S shares).
Cash Flows
Cash flows provided by operating activities was $111,199 for the nine months ended September 30, 2023. The cash flows provided by operating activities were primarily due to the collection of rental revenues of $139,066.
Cash flows used in investing activities was $1,026,322 for the nine months ended September 30, 2023. Cash flows used in investing activities were primarily used to fund the acquisitions of and capital improvements to real estate investments of $561,838 and acquisition of the investment in unconsolidated real estate affiliates of $447,821.
Cash flows provided by financing activities was $900,703 for the nine months ended September 30, 2023 primarily due to a net increase in borrowings of $102,150 and $891,563 from the issuance of our common shares offset by distributions.
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
Recent Accounting Pronouncements
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—2. Summary of Significant Accounting Policies and Estimates” for a discussion concerning recent accounting pronouncements.
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of September 30, 2023.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$2,140,206	$493,870	$325,836	$1,095,500	$225,000
Organizational and offering costs	12,107	2,421	4,843	4,843	—
Total	$2,152,313	$496,291	$330,679	$1,100,343	$225,000

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of floating rate financings with staggered maturities and through interest rate hedging agreements to fix all or a portion of our variable rate debt. As of September 30, 2023, the outstanding principal balance of our indebtedness was $2,140,206 and consisted of mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and an affiliate note payable.
Certain of our mortgage notes, term loan credit facilities, unsecured revolving credit facilities and affiliate note payable are variable rate and indexed to one-month SOFR, three-month SOFR, one-month EURIBOR, and one-month SONIA (collectively, the “Reference Rates”). We have executed interest rate swaps for a portion of these borrowings to hedge the risk of increasing interest rates. For the three and nine months ended September 30, 2023, a 10 basis point increase in each of the Reference Rates would have resulted in increased interest expense of $496 and $1,488 respectively.
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, the Euro Interbank Offered Rate, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2022, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and ceased publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. While we have transitioned all of our variable rate mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and affiliate note payable away from LIBOR, at this time it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from USD LIBOR proceeds.
Investments in Real Estate Debt
As of September 30, 2023 and December 31, 2022, we held $87,120 and $73,816 of investments in real estate debt, respectively, which are reported at fair value on our Condensed Consolidated Balance Sheet. Our investments in real estate debt consist of floating-rate and fixed rate. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the nine months ended September 30, 2023, a 10 basis point increase or decrease in the Reference Rates would have resulted in an inconsequential increase or decrease to income from investments in real estate debt.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of September 30, 2023 and December 31, 2022, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $8,712 and $7,382, respectively.
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
ITEM 1A.     RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. “Risk Factors” in our Registration Statement on Form 10 filed with the SEC on April 5, 2023, as amended. The following risk factor supplements the risk factors contained in our Registration Statement, as amended.
The Operating Partnership’s private placements of beneficial interest in specific Delaware statutory trusts under our DST Program could cause our leverage ratio to increase or subject us to liabilities from litigation or otherwise.
Starting in September 2023, we, through the Operating Partnership, initiated a program to raise capital in private placements exempt from registration pursuant to Rule 506(b) under the Securities Act through the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership. These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Properties indirectly sold to investors pursuant to such private placements may be leased-back by the Operating Partnership or a wholly-owned subsidiary thereof, as applicable, with any such lease being fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given the right, but not the obligation, to acquire (i) the interests in the Delaware statutory trust (“FMV Purchase Option”), or (ii) the applicable Delaware statutory trust’s right, title, or interests in any one or more of the properties owned by the Delaware statutory trust (“FMV Real Estate Option”), from the investors at a later time in exchange for OP Units. As noted above, the Operating Partnership may elect not to exercise its FMV Purchase Option or FMV Real Estate Option with respect to a DST Property. In the event the Operating Partnership elects not to exercise the FMV Purchase Option or FMV Real Estate Option, our leverage ratio could increase based on remaining master lease obligations. In addition, the master lease is non-cancellable, except in certain limited circumstances, such as (i) a termination by the master tenant in certain casualty and condemnation events or (ii) a termination by the landlord upon an event of default by the master tenant. Further, investors who acquired interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.
The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under our DST Program will not shield us from risks related to the performance of the real properties held through such structures.
Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into specific Delaware statutory trusts and then sell interests, via its taxable REIT subsidiary (TRS), in such trusts to third-party investors. We may indirectly hold long-term leasehold interests in the properties pursuant to master leases that are fully guaranteed by our Operating Partnership, while the third-party investors indirectly hold some or all of the interests in the real estate. There can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Although we will hold the FMV Purchase Option or FMV Real Estate Option to reacquire the real estate through a purchase of interests in the Delaware statutory trust or interest in the Delaware statutory trust’s right, title, and interests in one or more of the properties themselves, the purchase price will be based on the then-current fair market value of the third-party investors’ interests in the real estate, which will be greatly impacted by the rental terms fixed by the long-term master lease. Under the lease, we would be responsible for subleasing the property to occupying tenants until the earlier of the expiration of the master lease or our exercise of the FMV Purchase Option or FMV Real Estate Option, which means that we would bear the risk that the underlying cash flow from the property and all capital expenditures may be less than the master lease payments at such time. Therefore, even though we will no longer own the underlying real estate, because of the potential fixed terms of any long-term master lease guaranteed by our

Operating Partnership, negative performance by the underlying properties could require the Operating Partnership to make payments to fulfill its guaranteed obligations and, thus, reduce cash available for distributions to our stockholders and would likely have an adverse effect on our results of operations and NAV.
We may own beneficial interests in trusts owning real property that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.
In connection with the launch of our DST Program, we may own beneficial interests in trusts owning real property that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our stockholders. The agreements used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.
Properties in the DST Program that are later acquired by the Operating Partnership through the exercise of a FMV Purchase Option or FMV Real Estate Option may create negative tax consequences for contributing investors if subsequently sold, which could impair our ability to utilize cash proceeds from sales of such properties for other purposes such as paying down debt, distributions, or additional investments.
Properties that are placed into the DST Program may later be reacquired directly or indirectly through the exercise of the FMV Purchase Option or FMV Real Estate Option held by our Operating Partnership. In such cases the investors who become limited partners in the Operating Partnership by receiving OP Units from the exercise of a FMV Purchase Option or FMV Real Estate Option will generally remain tied to the repurchased properties in terms of tax basis and built-in-gain. As a result, if the repurchased properties are subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, tax will be triggered on such Operating Partnership limited partners’ built-in-gain. Although we are not contractually obligated to do so, we generally expect to seek to execute 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the Operating Partnership limited partners that contributed the properties sold as part of the 1031 exchange, with similar considerations if such replacement properties are ever sold. As a result of these factors, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes due to the built-in-gain tied to the contributing Operating Partnership limited partners. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding redemptions or making additional investments.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities ($ in thousands, except per share amounts)
In conjunction with our commencement of operations, on August 9, 2022, we issued and sold 190,000 shares of our Class I Shares to Blue Owl Capital Holdings, for an aggregate purchase price of $1,900. On February 1, 2023, we issued and sold an additional 2,042,841 of our Class I Shares to Blue Owl Capital Holdings, for an aggregate purchase price of $21,000. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act.
In September 2022, we began accepting subscriptions from investors providing for the private placement of our Shares. As of November 9, 2023, we have sold 86,063,666 Class S Shares, 4,490,397 Class D Shares and 88,328,765 Class I Shares for an aggregate price of $1,822,237. These Shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D thereunder.
Share Repurchases
Our board of trustees adopted an amended and restated repurchase plan (the “Quarterly Repurchase Plan”) effective starting July 1, 2023. Under the Quarterly Repurchase Plan, rather than repurchase Shares on a monthly basis, we repurchased once per quarter no more than 5% aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). The Company conducted such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended.

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
The following table sets forth purchases by the Company of its common shares during the three months ended September 30, 2023 under this publicly announced share repurchase program in effect for the period.

Repurchase Request Deadline	Total Number of Common Shares Purchased (a)	Average Price per Common Share (b)(1)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Approximately Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(2)
September 29, 2023	1,209,739	10.3142	1,209,739	—
Total	1,209,739	$10.3142	1,209,739	$—
_______________
(1)Repurchase pricing date was August 31, 2023.
(2)Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

As of September 30, 2023 the Special Limited Partners held 1,195,729 Class I units in the Operating Partnership and the Advisor held 2,706,206 Class I REIT shares. The redemption of any Class I units held by the Special Limited Partners or Class I REIT shares held by the Adviser acquired as payment of management fee and interest earned by the Adviser occur outside of our share repurchase plan.
Effective October 18, 2023, the Company further amended its share repurchase plan (the “Amended Share Repurchase Plan”). Under the Amended Share Repurchase Plan, to the extent the Company chooses to repurchase shares in any particular calendar quarter, the Company will repurchase shares as of the close of the fourth business day of the last month of the applicable calendar quarter (“Repurchase Date”). The repurchase price per share will generally be equal to the net asset value (“NAV”) per share as of the last calendar day of the first month of the applicable calendar quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. The aggregate NAV of total repurchases of Class S, Class D and Class I Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the preceding three months for which NAV is available). Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares and may submit such repurchase requests beginning after the start of the second month of the applicable calendar quarter. To have shares repurchased, a shareholder’s repurchase request and required documentation must be received in good order by 11:59 p.m. (Eastern time) on the third business day of the last month of the applicable calendar quarter. Settlements of share repurchases will be made within three business days of the Repurchase Date.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).
Amendment to Affiliate Line of Credit
On November 9, 2023, Blue Owl NLT Operating Partnership, LP entered into an amended and restated loan agreement and interest-bearing promissory note with an affiliate, Blue Owl Capital Holdings LP, to, among other things, (i) set a maturity date of June 30, 2024 for the promissory note and (ii) require that amounts drawn under the loan agreement and note cannot be reborrowed. Any unpaid principal balance and unpaid accrued interest is payable on June 30, 2024.

The summary set forth above does not purport to be complete and is qualified in its entirety by reference to the Second Amended and Restated Loan Agreement, a copy of which is filed herewith and incorporated by reference.
ITEM 6.     EXHIBITS
(b)Exhibits

3.1	Certificate of Trust of the Company, dated March 31, 2022 (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)
3.2
Certificate of Amendment to Certificate of Trust of Blue Owl Real Estate Net Lease Trust, effective July 6, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

3.3
Amended and Restated Declaration of Trust of Blue Owl Real Estate Net Lease Trust as of July 6, 2023 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

3.4
Second Amended and Restated Bylaws of Blue Owl Real Estate Net Lease Trust as of July 6, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

4.1
Second Amended and Restated Share Repurchase Plan, dated October 18, 2023 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2023 and incorporated herein by reference)

10.1
Amended and Restated Investment Advisory Agreement, dated August 31, 2023, by and among Blue Owl Real Estate Net Lease Trust, Blue Owl NLT Operating Partnership LP and Blue Owl Real Estate Capital LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2023 and incorporated herein by reference)

10.2
Second Amended and Restated Limited Partnership Agreement of Blue Owl NLT Operating Partnership LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 1, 2023 and incorporated herein by reference)

10.3
DST Dealer Manager Agreement, dated August 31, 2023, by and among Blue Owl Real Estate Exchange LLC, Blue Owl NLT Operating Partnership LP and Blue Owl Securities LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 1, 2023 and incorporated herein by reference)

10.4
Fourth Amendment to Credit Agreement, dated as of August 31, 2023, by and among Blue Owl NLT Operating Partnership LP, the other Loan Parties, KeyBank National Association and the Lenders party thereto (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 1, 2023 and incorporated herein by reference)

10.5	Second Amended and Restated Loan Agreement, dated as of November 9, 2023, by and among Blue Owl Capital Holdings LP, Blue Owl NLT Operating Partnership LP and Blue Owl Real Estate Net Lease Trust
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Real Estate Net Lease Trust

By:	/s/ Kevin Halleran
Name: Kevin Halleran
Title: Chief Financial Officer
Date: November 9, 2023