Form 10-K
period 2023-12-31
Blue Owl Real Estate Net Lease Trust
filed 2024-03-18
CIK 1944366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

Commission File Number 000-56536
________________________________________
Blue Owl Real Estate Net Lease Trust
(Exact name of registrant as specified in its charter)
________________________________________

Maryland	88-1672312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 N. LaSalle St., Suite 4140	60602
Chicago, IL	(Zip Code)
(Address of principal executive offices)
(888) 215-2015
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Shares
Class S Common Shares
Class D Common Shares
Class I Common Shares
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant: There is currently no established market for the Registrant’s common shares of beneficial interest.
As of March 14, 2024, the issuer had the following common shares of beneficial interest outstanding: 116,858,919 Class S Shares, 301,228 Class D Shares and 135,101,808 Class I Shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:
•our future operating results;
•our business prospects and the prospects of the assets in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•our ability to source adequate investment opportunities to efficiently deploy capital;
•our current and expected financing arrangements and investments;
•the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, and changes in government rules, regulations and fiscal policies;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our investments;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with the Adviser or any of its affiliates;
•the dependence of our future success on the general economy and its effect on the assets in which we may invest;
•our use of financial leverage;
•the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and
•the tax status of the assets in which we may invest.
In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I. Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:
•changes in the economy, particularly those affecting the real estate industry;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy;
•investing in commercial real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market;
•adverse conditions in the areas where our investments or the properties underlying such investments are located and local real estate conditions;

•our portfolio is currently concentrated in certain industries and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that particular type of asset or geography;
•limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or to maintain our qualification as a real estate investment trust (a “REIT”), for U.S. federal income tax purposes;
•since there is no public trading market for our common shares of beneficial interest par value $0.01 (“common shares” or “shares”), repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our Board of Trustees may make exceptions to, modify and suspend our share repurchase plan if, in its reasonable judgement, it deems such action to be in our best interest and the best interest of our shareholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid;
•distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources;
•the purchase and repurchase prices for our shares are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market. While there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day; and
•future changes in laws or regulations and conditions in our operating areas.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. Moreover, except as otherwise required by federal securities laws we assume no duty and do not undertake to update the forward-looking statements.
Summary of Risk Factors
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Part I. Item 1A. Risk Factors”.
Risks Related to our Business and Operations
•We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.
•If we are unable to raise substantial additional funds, we will be limited in the number and type of investments we make and the value of your investment in us will fluctuate with the performance of the specific assets we acquire.
•Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
•Our performance depends on the collection of rent from our tenants, those tenants’ financial conditions and the ability of those tenants to maintain their leases.
•Inflation may materially and adversely affect us and our tenants.
•Our significant amount of debt may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

•An increase in market interest rates may materially and adversely affect us and our tenants.
•Compliance or failure to comply with regulatory requirements could result in substantial costs.
•We may be subject to litigation or threatened litigation, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.
Risks Related to Investments in Real Estate Debt
•Investments in real estate debt are subject to risks including various creditor risks and early redemption features that may materially adversely affect our results of operations and financial condition.
•Our debt investments face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.
•Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.
•We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.
Risks Related to Our Relationship with Blue Owl, Our Adviser and the Investment Advisory Agreement
•We depend on the Adviser (as defined below)to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
•The Adviser’s inability to retain the services of key professionals could hurt our performance.
•We pay substantial fees and expenses to our Adviser and the Special Limited Partners (as defined below), and these payments increase the risk that you will not earn a profit on your investment.
•There are conflicts of interest in our relationships with our Adviser, which could result in outcomes that are not in our best interests.
•Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.
Risks Related to Our Organization and Structure
•Our shareholders generally have limited voting rights.
•Our Declaration of Trust contains provisions that may delay, defer or prevent an acquisition of our shares or a change of control and that provide the Adviser with substantial control of us following our private offering.
•Our Board of Trustees may change our major corporate, investment and financing policies without shareholder approval and those changes may materially and adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Our Status as a REIT
•If we (or any of our subsidiary REITs) do not qualify as a REIT, or fail to remain qualified as a REIT, we (and each such subsidiary REIT, as applicable) will be subject to U.S. federal income tax as a subchapter C corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.
•Complying with REIT requirements may cause us to liquidate or forego otherwise attractive investment opportunities.
•Qualifying as a REIT involves highly technical and complex provisions of the Code (as defined below).

•Our Board of Trustees is authorized to revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.
Risks Related to our Private Offering and Ownership of Our Shares
•We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
•There is no public trading market for our shares; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
•Your ability to have your shares repurchased is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our Board of Trustees may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest.
•The amount and source of distributions we may make to our shareholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.
•Valuations and appraisals of our real estate and real estate debt are estimates of fair value and may not necessarily correspond to realizable value.
Risks Related to the DST Program
•The Operating Partnership’s (as defined below) private placements of beneficial interests in specific Delaware statutory trusts under our DST Program(as defined below) will not shield us from risks related to the performance of the real properties held through such structures.

PART I
ITEM  1.    BUSINESS
References herein to “Blue Owl Real Estate Net Lease Trust,” “ORENT”, the “Company,” “we,” “us,” or “our” refer to Blue Owl Real Estate Net Lease Trust and its subsidiaries unless the context specifically requires otherwise.
General Description of Business and Operations
Blue Owl Real Estate Net Lease Trust invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, we may invest outside the U.S. and in real estate debt. We are the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP, a Delaware limited partnership (“NLT OP” or the “Operating Partnership”) and we own substantially all of our assets through NLT OP. The Company and NLT OP are externally managed by an adviser, Blue Owl Real Estate Capital, LLC (“Blue Owl Real Estate” or the “Adviser”), a subsidiary of Blue Owl Capital Inc. (“Blue Owl”). Our principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants (together, “credit tenants”) or guarantors, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment.
The Company was formed on April 4, 2022 (“Inception”) under the name Oak Street Net Lease Trust as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl on August 9, 2022. On July 6, 2023, the Company changed its legal name from Oak Street Net Lease Trust (the “Name Change”) and changed its resident agent and principal office in the State of Maryland (the “Agent Change”) pursuant to a certificate of amendment to its Certificate of Trust filed with the State Department of Assessments and Taxation of the State of Maryland on July 3, 2023. The Company also amended and restated its Declaration of Trust and its bylaws on July 6, 2023 to reflect the Name Change and the Agent Change. In addition, on July 6, 2023, NLT OP changed its legal name from OakTrust Operating Partnership L.P. and the Adviser changed its legal name from Oak Street Real Estate Capital, LLC.
We are a non-listed, perpetual life real estate investment trust. We have elected and intend to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.
As of March 14, 2024, we have received net proceeds of $2.5 billion from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class D, and Class I units of NLT OP. NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering (the “Private Offering”), under Regulation D of the Securities Act of 1933, as amended (the “1933 Act”). The Company is authorized to issue an unlimited number of each of its three classes of shares of its common shares (Class S Shares, Class D Shares, and Class I Shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. For additional information regarding the Private Offering, see “—The Private Offering” below. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
As of December 31, 2023, the Company holds interest in three joint ventures, including STORE Capital LLC (“STORE”). The Company acquired its indirect investment in STORE, a publicly traded REIT invested in net-lease real estate, in an all-cash, take-private transaction on February 3, 2023. STORE owns 3,206 properties leased to 615 tenants on a triple-net lease basis. As of December 31, 2023, the Company holds a 7.4% ownership interest in STORE. The Company’s investment in STORE qualifies as a significant investment under SEC Regulation S-X Rule 3-09.
On August 31, 2023, the Company, through NLT OP, initiated a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests (“Interests”) in one or more Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). The Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the Securities and Exchange Commission (the “SEC”) under the 1933 Act in private placements exempt from registration pursuant to Section 4(a)(2) of the 1933 Act (the “DST Offerings”). Under the DST Program, DST Properties, which may be sold, contributed, sourced or otherwise seeded from the Company’s real properties held through NLT OP or from third parties, will be held in one or more DSTs, and will be leased back by a wholly-owned subsidiary of NLT OP in accordance with corresponding master lease agreements. Each master lease agreement will be guaranteed by NLT OP, which will have the right, but not the obligation, to acquire the Interests in the applicable DST from the beneficial owners, in each case, in exchange for cash or units of NLT OP (“OP Units”), at a purchase price equal to the fair market value of the beneficial owner’s Interest or the fair market value of the beneficial owner’s interest in one or more of the DST Properties (the “FMV Buyback Option”). The FMV Buyback Option is exercisable during the one-year option period beginning two years from the final closing of the applicable DST Offering or in such other time frame as provided for in the applicable DST arrangement. After a one-year holding period, investors who receive units of NLT OP pursuant to the FMV Buyback Option generally have the right to cause NLT OP to redeem all or a portion of their units of NLT OP for, at the Company’s sole discretion, common shares of the Company, cash or a combination of both.
During the year ended December 31, 2023, the Company contributed two industrial assets with a fair value of $85.3 million to the DST as part of the initial DST Program offering, and a wholly-owned subsidiary of the Company leased back the assets in accordance with a master lease agreement. As of December 31, 2023, the Company has raised net proceeds of $13.8 million from its DST Program.
Blue Owl and Blue Owl Real Estate
Blue Owl is a global alternative asset manager with $165.7 billion in assets under management as of December 31, 2023. Anchored by a strong permanent capital base, the firm’s investment vehicles deploy private capital across Direct Lending, GP Capital Solutions and Real Estate strategies. Blue Owl’s flexible, consultative approach helps position the firm as a partner of choice for businesses seeking capital solutions to support their sustained growth. The firm’s management team is comprised of seasoned investment professionals with decades of experience building alternative investment businesses. As of December 31, 2023, Blue Owl had over 685 full-time employees.
A division of Blue Owl, Blue Owl Real Estate is a real estate private equity business primarily focused on acquiring single tenant properties, triple net leased long-term to credit tenants (as defined below). Blue Owl Real Estate was formed in 2009 and has $26.9 billion of assets under management across closed-end funds, open-end funds and separately managed accounts as of December 31, 2023.
Our Adviser
We are externally managed by our Adviser, and pursuant to the advisory agreement between us and the Adviser (the “Investment Advisory Agreement”), our Board of Trustees has delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board Of Trustees. We believe that the Adviser currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Investment Advisory Agreement. Our Board of Trustees at all times has oversight responsibility for governance, financial controls, compliance and disclosure with respect to the Company and our Operating Partnership.
The Adviser also serves as our administrator. Pursuant to the Administration Agreement, between us and the Adviser (the “Administration Agreement”), the Adviser will perform or oversee the performance of required administrative services, which will include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC (as applicable), and managing the payment of expenses and the performance of administrative and professional services rendered by others. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence” for more information on the Investment Advisory Agreement and Administration Agreement.
The descriptions above of the Investment Advisory Agreement and Administration Agreement are only summaries and are not necessarily complete. The descriptions are qualified in their entirety by reference to the Investment Advisory Agreement and Administrative Agreement filed as exhibits to this Annual Report on Form 10-K.
Investment Objective
Our investment objectives are to generate high investor returns, while seeking to minimize risk; provide for stable cash distributions generated from rents paid by creditworthy tenants; preserve and protect shareholder capital investments; realize capital appreciation in our share price from active investment and asset management; and provide for a real estate portfolio diversified by property type, industry and geography (primarily U.S. and Canada, and to a lesser extent select other foreign countries).

Investment Strategies
Our investment strategy is primarily to acquire, own, finance and lease a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with credit tenants or guarantors across the United States, Canada and to a lesser extent select other foreign countries. We target high-quality tenants characterized by strong business and economic trends, whose businesses offer essential goods or services and which we believe are generally resistant to e-commerce and economic downside risks. Our investments in single-tenant properties will often be owned through wholly-owned subsidiaries but may also be in the form of preferred securities or other securities, acquisitions of operating platforms or through joint ventures. In addition, we may invest in loans secured by these types of properties or other ownership interests in entities owning these types of properties, subject to the limitations imposed by reason of our intention to qualify as a REIT and maintaining our exclusion from being required to register under the Investment Company Act. We also may to a lesser extent invest in real estate debt investments, non-real estate investments that are related to our real estate investments (including investments related to our tenants), equity securities, marketable securities, warrants, cash, cash equivalents and other short-term investments, to provide a source of liquidity for our share repurchase plan, cash management, and other purposes.
We have a targeted origination strategy that benefits from Blue Owl Real Estate’s strong network and allows us to be competitive with our net lease peers. Blue Owl Real Estate proactively builds and maintains strong relationships with large creditworthy companies whose businesses offer essential goods or services and which we believe are generally resistant to e-commerce and economic downside risks, and structures mutually beneficial transactions with long lease durations, and in many cases, favorable pricing. We intend to leverage Blue Owl Real Estate’s corporate partnerships to both source unique investment opportunities unavailable to other market participants and negotiate attractive lease terms. In addition, we have enhanced sourcing capabilities because of our ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers. Our targeted strategy means that we may be concentrated in a single investment or group of related investments.
Investments in Real Estate
We invest primarily in single-tenant, triple-net leased, properties that are subject to long-term leases with credit tenants or guarantors that provide essential goods or services and which we believe are generally resistant to e-commerce and economic downside risks, or with creditworthy operating companies that hold long-term leases to tenants that provide such goods or services. As described below, each aspect of our strategy has been carefully developed to focus on maximizing predictable, strong cash flows, accretion in portfolio value, and organic growth, with an emphasis on mitigating risk in our portfolio through conservative real estate underwriting and ongoing portfolio monitoring.
Our strategy is to primarily invest in properties with long-term leases. The leases we seek to enter into typically have base non-cancelable terms, often with multiple tenant renewal options. Furthermore, we structure our leases to incorporate contractual annual rent escalations which, if achieved, has the potential to substantially enhance the value of the property’s cash flow during the lease period. In addition, we structure our long-term leases predominantly as triple-net which means that the tenant is responsible for all property operating expenses, such as maintenance and repairs, real estate taxes and insurance, and capital expenditures. As a result, we do not expect to incur significant capital expenditures relating to our properties. Given that our long-term leases include contractual annual rent escalations and that we generally do not provide cash outlays for capital expenditures and operating expenses, we expect to generate a steady, predictable stream of increasing cash flows over the long-term. In addition, we make it a top priority to remain in frequent contact with our tenants to gauge financial performance, likelihood of renewal, and new potential opportunities such as space management, capital needs, build-to-suits, and sale-leasebacks. We believe our active asset management approach and proactive engagement with tenants is key to continuing to build strong relationships and uncovering future accretive opportunities.
We currently target properties with the features below, although we may also invest in properties that do not meet some or all of these criteria.
•Property Types: Industrial/Distribution, Essential and Other Retail, and Mission-Critical Office, among others.
•Tenant Sectors: Consumer Goods, Automotive Parts Manufacturing, Restaurants, Household Appliance Manufacturing, Convenience Stores, Pharmacies and Drug Stores, Grocers, Plumbing, Heating, and Air-Conditioning Contractors, among others.
•Geography: Primarily major markets across the U.S. and Canada, as well as within other select foreign countries.

•Mission Critical Nature: Key distribution centers serving regional and local stores, last-mile fulfillment, essential retail (including, but not limited to, those open through COVID-19 pandemic lockdowns), national and regional headquarters, manufacturing facilities, among others.
•Lease Structure: Absolute triple net lease (no landlord responsibility) and modified triple net lease (minimal to no landlord responsibility).
•Lease Term: Long-term leases (generally 15 years or more) with multiple renewal terms.
•Rent Escalations: Contractual fixed annual rent increases (typically 1-2%).
The following chart describes the diversification of our investments in real estate based on fair value as of December 31, 2023:

Property Type [1]
__________________
1.Property Type weighting is measured as the asset value of our real estate investments for each sector category against the total asset value of all real estate investments, excluding the value of any third-party interests in such real estate investments. “Real estate investments” include our direct property investments and properties held within joint ventures managed by our Adviser. “Real estate investments” excludes properties held in joint ventures managed by third parties, including the Company’s investment in STORE.
As of December 31, 2023, we owned a diversified portfolio of 207 properties consisting of income producing assets.
Joint Ventures
We also acquire properties in joint ventures with affiliates, including investment funds, REITs, vehicles, accounts (including separate accounts), products and/or other similar arrangements sponsored, advised, and/or managed by Blue Owl or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Blue Owl or its affiliates, side-by-side or additional general partner investments with respect thereto (collectively, “Other Blue Owl Accounts”)), which allows the Company and its affiliates to collectively acquire 100% ownership of a property. We will often acquire 100% interest in properties. In addition, we enter into joint ventures with third parties to acquire, develop, improve or dispose of properties. In certain cases, we may not control the management of joint ventures in which we invest, but we may have the right to approve major decisions of the joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment

Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Blue Owl Accounts.
Investments in Real Estate Debt
Our real estate debt investments focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities (“CMBS”), real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt (including residential mortgage-backed securities (“RMBS”) and other residential credit, interests in collateralized debt obligation and collateralized loan obligation vehicles), and equity interests in public and private entities that invest in real estate debt as one of their core businesses, and may also include derivatives. Our investments in real estate debt will be focused in the United States, but may also include investments issued or backed of real estate in Canada, Europe, and potentially elsewhere. The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment, or dispose of an existing investment rests with the Adviser’s investment committee (the “Investment Committee”) or particular professionals employed by the Adviser, depending on the size and type of the investment.
Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable and the impact of foreign currency exchange rates on our foreign operations. We record these derivative instruments at fair value on the accompanying consolidated balance sheet. Our principal investments in derivative instruments may include options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps and interest rate caps.
The calculation of the fair value of derivative instruments is complex and different inputs used in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments included as interest expense in the accompanying consolidated statement of operations. The valuation of our derivative instruments is based on a proprietary model using the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including foreign currency rates and interest rate curves.
Borrowing Policies
We use financial leverage to provide additional funds to support our investment activities. Our target leverage ratio after our ramp up period is 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. For the purposes of determining the asset value of our real estate investments, we include the asset value of the DST Properties due to our FMV Buyback Option. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment, (ii) as other working capital advances, or (iii) as financing obligations resulting from the DST Program, will not be included as part of the calculation above. During the initial ramp-up period of our portfolio, our leverage may exceed our target. We may also exceed our target leverage ratio at other times, particularly during a market downturn or in connection with a large acquisition.
Financing a portion of the purchase price of our assets will allow us to broaden our portfolio by increasing the funds available for investment. Financing a portion, which may be substantial, of the purchase price is not free from risk. Using debt requires us to pay interest and principal, referred to as “debt service,” all of which decrease the amount of cash available for distribution to our holders of our common shares or other purposes. We may also be unable to refinance the debt at maturity on favorable or equivalent terms, if at all, exposing us to the potential risk of loss with respect to assets pledged as collateral for loans. We generally seek to secure fixed-rate, non-amortizing (i.e., interest-only) debt, however certain of our debt may be floating-rate and the effective interest rates on such debt will increase when the relevant interest benchmark (e.g., SOFR) increases. We may also utilize repurchase agreements and reverse repurchase agreements to finance certain of our securities investments.
In addition, in an effort to have adequate cash available to support our share repurchase plan and to fund investments, we have reserve borrowing capacity under a line of credit. We may elect to borrow against this line of credit in part to repurchase shares presented for repurchase during periods when we do not have sufficient proceeds from operating cash flows or the sale of shares in our continuous private offering to fund all repurchase requests.

Taxation of the Company
We have elected to be taxed as a REIT beginning with our taxable year ended December 31, 2022, and we intend to continue to operate in a manner so as to qualify as a REIT for subsequent taxable years. In general, a REIT is a company that:
•combines the capital of many investors to acquire or provide financing for real estate assets;
•offers the benefits of a real estate portfolio under professional management;
•satisfies the various requirements of the Code, including a requirement to distribute to shareholders at least 90% of its REIT taxable income each year; and
•is generally not subject to U.S. federal corporate income taxes on its REIT taxable income that it currently distributes to its shareholders, which substantially eliminates the “double taxation” (i.e., taxation at both the corporate and shareholder levels) that generally results from investments in a C corporation.
We generally must distribute annually at least 90% of our taxable net income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years.
Furthermore, we have one or more taxable REIT subsidiaries (“TRSs”) that pay federal, state, and local income tax on their net taxable income. See “Part I. Item 1A—“Risk Factors—Risks Related to Our Status as a REIT” for additional tax status information.
Organizational Structure
We plan to own all or substantially all of our assets through the Operating Partnership. We are the sole general partner of the Operating Partnership. Blue Owl Oak Trust Carry LLC, a controlled subsidiary of Blue Owl, and Blue Owl Real Estate Net Lease Trust CPV LP (f/k/a Oak Trust Carry Participant Vehicle LP), controlled by senior and other officers of Blue Owl (each, a “Special Limited Partner”), each own a special limited partner interest in the Operating Partnership. In addition, each of the Adviser and the Special Limited Partners may elect to receive units in the Operating Partnership in lieu of cash for its management fee and performance participation allocation, respectively. The Adviser and the Special Limited Partners may put these units back to the Operating Partnership and receive cash unless our Board of Trustees determines that any such repurchase for cash would be prohibited by applicable law or our Declaration of Trust, in which case such Operating Partnership units will be repurchased for our Class I Shares. The use of the Operating Partnership to hold all of our assets is referred to as an Umbrella Partnership Real Estate Investment Trust (UPREIT). Using an UPREIT structure may give us an advantage in acquiring properties from persons who want to defer recognizing a gain for U.S. federal income tax purposes.
The following chart shows our current ownership structure and our relationship with Blue Owl, the Adviser, Blue Owl Securities LLC (the “Dealer Manager”) and their respective affiliates as of December 31, 2023.

Blue Owl Capital Inc.
General Partner Interests (32%)*
General Partner Interests (32%)*
General Partner Interests (32%)*
Blue Owl Real Estate Capital LLC
Blue Owl Securities LLC
Blue Owl Capital Carry LP
Advisory Agreement
Advisory Agreement
Dealer Manager Agreement
Dealer Manager Agreement
100%
Blue Owl Oak Trust Carry LLC
Blue Owl Participants
Third-Party Investors
5%
95%
Blue Owl Real Estate Net Lease Trust (a Maryland statutory trust)
Special Limited Partner Interest (15%)
General Partner Interest + Limited Partner Interest (87%)**
Blue Owl Participants
100%
Limited Partner Interest (3%)**
Blue Owl Participants
Third-Party Investors
Limited Partner Interest (10%)**
Blue Owl NLT Operating Partnership LP
Special Limited Partner Interest (85%)
Blue Owl Real Estate Net Lease Trust CPV LP
100%
100%
100%
Investments
Blue Owl Real Estate Exchange TRS LLC
Blue Owl Real Estate Exchange Master Lessee LLC
100%
Blue Owl Real Estate Exchange LLC
100%
Master Lease Agreement
Blue Owl Real Estate Exchange Depositor LLC
Class 2 Interests***
Blue Owl Real Estate Exchange DST Manager LLC
Blue Owl Real Estate Exchange I DST
Manager & Signatory Trustee

*Through one or more subsidiaries. The remaining 68% is held by principals of Blue Owl and other unit holders.
**Percentages as of December 2023 and are expected to fluctuate over time.
***Class 2 Interests will be exchanged as Class 1 Interests are sold to purchasers in the DST Program.

Governmental Regulations
As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (iii) state and local laws relating to real property; and (iv) federal, state and local environmental laws, ordinances, and regulations.
Compliance with the federal, state and local laws described above has not had a material adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.
Competition
We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under Blue Owl’s prevailing policies and procedures.
In the face of this competition, we have access to the Adviser’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.
Corporate Sustainability
Our and the Adviser’s corporate sustainability efforts seek to deliver positive outcomes for our investors and the communities in which we operate. Our Board of Trustees receives annual updates on the Adviser’s strategy and initiatives, including environmental, social and governance (“ESG”) related matters.
Investing Responsibly
We and the Adviser recognize the importance of ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating relevant ESG factors into its corporate and investment practices has the potential to meaningfully contribute to our long-term financial success. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser seeks to create an inclusive, merit-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI Policy.
Blue Owl’s DEI strategy centers on the following key concepts and core values:
•Embracing differences. Blue Owl embraces and encourages differences that make individuals unique. Blue Owl believes that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to long-term success.
•Strategic priorities. Continuing to develop as a diverse, equitable and inclusive firm is a strategic priority for Blue Owl that it believes can further enhance its work environment and overall business. Blue Owl's commitment to diversity, equity and inclusion is relevant to interactions with its employees, investors, products’ portfolio companies and third-party service providers.

•Leadership. While Blue Owl's ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, Blue Owl aims to position support for DEI at the core of its entire employee population. Continuing to develop a diverse, equitable, and inclusive firm is a strategic priority.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups. Blue Owl has established The Parliament, a network for women with a mission to support, enhance, and advance the experience of women at Blue Owl and to enhance gender equity across the firm, and BOP’N, an LGBTQ+ network committed to growing a welcoming culture and inclusive environment for LGBTQ+ members, allies, and advocates. Blue Owl also works with select partners such as Black Women in Asset Management, 100 Women in Finance and the Association of Asian American Investment Managers to provide its employees with access to resources, networks, and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit diverse candidates. Additionally, through Blue Owl's partnership with The Opportunity Network, Blue Owl has established a summer internship program for college students from backgrounds that are often underrepresented in the finance industry. For the last three summers, Blue Owl has hosted a cohort of interns from the Opportunity Network and also offered participation to its partner manager firms who work with its GP Strategic Capital platform. This program includes training for both supervisors and interns, professional development sessions, networking opportunities and mentorship. In addition, Blue Owl has conducted DEI-related training on implicit bias for all of its employees on an annual basis. Finally, Blue Owl introduced a fertility family planning benefit as an option for its employees.
Citizenship
Blue Owl seeks to engage with its stakeholders to support the causes most important to its communities. Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes and partner with various organizations to support the communities in which it operates and resides. Blue Owl believes there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its employee volunteerism and service program, allows employees to engage with each other and with the communities in which we live and work;
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission —of unlocking opportunity by providing access to college, to career, and to capital —through strategic nonprofit partnerships, sponsorships, and employee-giving campaigns; and
•Blue Owl Celebrates, which honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action, and lifting up voices of leaders and guest speakers.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby shareholders will have their cash distributions automatically reinvested in additional shares unless they elect to receive their distributions in cash. For shareholders that participate in our distribution reinvestment plan, the cash distributions attributable to the class of shares that such shareholders own will be automatically invested in additional shares of the same class. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the transaction price for such shares at the time the distribution is payable. Shareholders will not pay any upfront selling commission, dealer manager fees, or other similar placement fees (together, the “Upfront Sales Load”) when purchasing shares under our distribution reinvestment plan; however, all outstanding Class S and Class D Shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing servicing fees. Participants may terminate their participation in the distribution reinvestment plan with ten business days’ prior written notice to us.
Share Repurchase Plan
Until June 30, 2023, shareholders could request on a monthly basis that we repurchase all or any portion of their shares pursuant to our current share repurchase plan (the “Former Repurchase Plan”).
Our Board of Trustees adopted an amended and restated repurchase plan (the “Quarterly Repurchase Plan”) effective July 1, 2023. Under the Quarterly Repurchase Plan, rather than repurchase shares on a monthly basis, we repurchased no more than 5% aggregate NAV once per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). The Company conducted such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended.

Effective October 18, 2023, the Company further amended its share repurchase plan (the “Amended Share Repurchase Plan”). Under the Amended Share Repurchase Plan, to the extent the Company chooses to repurchase shares in any particular calendar quarter, the Company will repurchase shares as of the close of the fourth business day of the last month of the applicable calendar quarter (“Repurchase Date”). The repurchase price per share will generally be equal to the NAV per share as of the last calendar day of the first month of the applicable calendar quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (“Early Repurchase Deduction”). Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares and may submit such repurchase requests beginning after the start of the second month of the applicable calendar quarter. Additionally, shareholders who have received shares in exchange for their Operating Partnership units may include the period of time such shareholder held such Operating Partnership units for purposes of calculating the holding period for such shares. The Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.
Effective March 13, 2024, the Company further amended its share repurchase plan (the “Third Amended Share Repurchase Plan”) to provide that the Company will not apply the Early Repurchase Deduction on repurchases of the Company’s common shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company.
To have shares repurchased, a shareholder’s repurchase request and required documentation must be received in good order by 11:59 p.m. (Eastern Time) on the third business day of the last month of the applicable calendar quarter. Settlements of share repurchases will be made within three business days of the Repurchase Date. An investor may withdraw their repurchase request by notifying the transfer agent before 11:59 p.m. (Eastern Time) on the second to last business day of the applicable month. The aggregate NAV of total repurchases of Class S, Class D and Class I Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the preceding three months for which NAV is available). Shares or units issued to the Adviser and its affiliates under our management fee, to Blue Owl Capital Holdings, LP (“Blue Owl Capital Holdings”) and its related parties for the investment of $25 million in Class I Shares, including the contribution of interests relating to one or more properties (the “Upfront Equity Investment”), to Blue Owl Capital Holdings as payments of interest for its unsecured loan to the Operating Partnership, or for a Special Limited Partner’s performance participation interest are not subject to these repurchase limitations.
In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month under the Third Amended Share Repurchase Plan, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month, or upon the recommencement of the share repurchase plan, as applicable.
Our approach to portfolio construction is to maintain a portfolio consisting predominately of income-generating, stabilized real estate investments and to a lesser extent in real estate debt investments, non-real estate investments that are related to our real estate investments (including investments related to our tenants), equity securities, marketable securities, warrants, cash, cash equivalents and other short-term investments. Real estate investments cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. The real estate debt portfolio was designed as a feature of our investment program to provide current income and contribute to our overall net returns and, alongside our credit facilities and operating cash flow, as an additional source of liquidity for our share repurchase plan, cash management and other purposes. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our Board of Trustees may make exceptions to modify or suspend our share repurchase plan if it deems in its reasonable judgment such action to be in our best interest and the best interest of our shareholders.
Human Capital
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and Declaration of Trust. See “Part I. Item 1. Business—Our Adviser.”

The Private Offering
Subscriptions to purchase our shares may be made on an ongoing basis, but investors may only purchase our shares pursuant to accepted subscription orders as of the first business day of each month (based on the prior month’s transaction price), and to be accepted, a subscription request must be received in good order at least five business days prior to the first business day of the month (unless waived by the Dealer Manager).
The purchase price per share of each class will be equal to the then-current transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month. Our NAV may vary significantly from one month to the next. We may offer shares at a price that we believe reflects the NAV per share of such shares more appropriately than the prior month’s NAV per share, including by updating a previously available offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In contrast to securities traded on an exchange or over-the-counter, where the price often fluctuates as a result of, among other things, the supply and demand of securities in the trading market, our NAV will be calculated once monthly using our valuation methodology, and the price at which we sell new shares and repurchase outstanding shares will not change depending on the level of demand by investors or the volume of requests for repurchases. See “—Net Asset Value Calculation and Valuation” for more information about the calculation of NAV per share.
On each business day, our transfer agent will collect purchase orders. Notwithstanding the submission of an initial purchase order, we can reject purchase orders for any reason. Investors may only purchase our shares pursuant to accepted subscription orders as of the first business day of each month (based on the prior month’s transaction price), and to be accepted, a subscription request must be made with a completed and executed subscription agreement in good order and payment of the full purchase price of our shares being subscribed at least five business days prior to the first business day of the month. If a purchase order is received less than five business days prior to the first business day of the month, unless waived by the Dealer Manager, the purchase order will be executed in the next month’s closing at the transaction price applicable to that month. As a result of this process, the price per Share at which a subscriber’s order is executed may be different than the price per Share for the month in which they submitted their purchase order.
Generally, within 15 calendar days after the last calendar day of each month, we will determine our NAV per Share for each Share class as of the last calendar day of the prior month, which will generally be the transaction price for the then-current month for such share class. However, in certain circumstances, the transaction price will not be made available until a later time.
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Blue Owl, including the Adviser and its affiliates. See “Part I. Item 1A — Risk Factors — Risks Related to Our Relationship with Blue Owl, Our Adviser, and the Investment Advisory Agreement” and “Part III. Item 13—Certain Relationships and Related Transactions, and Director Independence.”
Reporting Obligations
We will file our annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law.
We will make available free of charge on our website (www.blueowlproducts.com/our-reit-bdcs), when available, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such filings. Our website will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us will be routinely accessible thorough and posted on our website at www.blueowlproducts.com/our-reit-bdcs.
ITEM 1A.    RISK FACTORS
Risk Factors
You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current shareholders or potential investors in our common shares, as applicable.
Risks Related to our Business and Operations
We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.
Factors beyond our control can affect the performance and value of our properties and may cause the performance and value of our properties to decline. Our core business is the ownership of single-tenant commercial net leased properties. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:
•inability to collect rents from tenants due to financial hardship, including bankruptcy or insolvency;
•changes in local real estate conditions in the markets where our properties are located, including the availability and demand for the properties we own;
•changes in trends and preferences among consumers and tenants that affect the demand for products and services offered by our tenants or reduce the attractiveness and marketability of our properties to tenants or cause decreases in market rental rates;
•adverse changes in the general economic climate or in international, national, regional and local economic conditions (including market volatility as a result of the ongoing conflict between Russia and Ukraine and more recently, conflict and escalating tensions in the Middle East and actual or perceived instability in the U.S. banking system);
•inability to renew leases, lease vacant space, or re-let space upon expiration or termination of existing leases, which could cause us to bear direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) and could adversely affect our financial condition, cash flows and results of operations;
•environmental risks, including the presence of hazardous or toxic substances on our properties;
•the subjectivity of real estate valuations and decreases in such valuations over time;
•illiquidity of real estate investments, which may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions;
•changes in operating costs and expenses or energy, labor and supply shortages;
•changes in governmental laws and regulations, zoning or other local regulatory restrictions, fiscal policies or other factors pertaining to local government institutions and the related costs of compliance which inhibit interest in the markets in which our properties are located;
•negative changes in interest rates and the availability of financing;
•inflation;
•significant liquidated damages, loss of deposits or other financial or governance penalties if we fail to consummate transactions or fail to fund capital commitments contemplated by any agreements we make;
•successor liability for investments in existing entities (e.g., buying out a distressed partner or acquiring an interest in an entity that owns a real property);
•competition from other real estate companies similar to ours and competition for tenants, including competition based on rental rates, age and location of properties and the quality of maintenance, insurance and management services;
•acts of God, including natural disasters and public health crises (such as the COVID-19 pandemic), which may result in uninsured losses;
•strikes, riots, social or civil unrest, or acts of war or terrorism (including the ongoing hostilities between Russia and Ukraine and more recently, conflict and escalating tensions in the Middle East), including consequences of such activities; and

•various creditor risk, interest rate risk, prepayment and extension risks, among others, in connection with our ownership of CMBS and other real estate debt.
We have limited opportunities to increase rents under our long-term leases with tenants, which could impede our growth and materially and adversely affect us.
We typically lease our properties pursuant to long-term net leases with initial terms of 15-20 years or more that often have renewal options. Substantially all of our leases provide for periodic rent escalations, but these built-in increases may be less than what we otherwise could achieve in the market.
Long-term net leases generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, long-term net leases have an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs, to the extent not covered under the net leases could result in us receiving less than fair value from these leases. As a result, income to and distributions from us could be lower than they would otherwise be if we did not engage in long-term net leases.
If we are unable to raise substantial additional funds, we will be limited in the number and type of investments we make and the value of your investment in us will fluctuate with the performance of the specific assets we acquire.
Our private offering is being made on a “best efforts” basis, meaning that the Dealer Manager and participating broker-dealers are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our private offering may be substantially less than the amount we would need to create a diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio will increase unless and until we raise sufficient proceeds to diversify the portfolio. Further, we have certain fixed operating expenses, regardless of whether we are able to raise substantial funds in our private offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous private offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our shares in our continuous offering or any private offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.
The business of identifying, structuring and completing real estate and real estate-related transactions is highly competitive and involves a high degree of uncertainty. In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. For example, we will continue to pay the Adviser the base management fee based on our NAV, which includes cash, money market accounts and other similar temporary investments. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
In addition, the targeted nature of our investment strategy means that significant amounts of our capital may be committed to a single investment or group of related investments. Accordingly, we may be obligated to devote future capital raised in our private offering to such committed investments and unable to pursue other potential investment opportunities at ideal times, if at all.
Following initial acquisition of any investment, we are permitted to deploy additional funds into such investment or could have the opportunity to increase our exposure to such investment by investing in additional real estate assets related thereto (whether for opportunistic reasons, to fund the needs of the investment, as an equity cure under applicable debt documents or for other reasons). There can be no assurance that we will make follow-on investments or that we will have sufficient funds to make all or any of such follow-on investments (including an event of default under applicable debt documents in the event an equity cure cannot be made). Any decision by us not to make follow-on investments or our inability to make such investments could have a substantial adverse effect on a particular real estate asset in need of such an investment.
If we are unable to successfully integrate new investments and manage our growth, our results of operations and financial condition may suffer.
We have in the past and may in the future significantly increase the size and/or change the types of investments in our portfolio. We may be unable to successfully and efficiently integrate newly acquired investments into our existing portfolio or otherwise effectively manage our assets or growth. In addition, increases in the size of our investment portfolio and/or changes in our investment focus may place significant demands on our Adviser’s administrative, operational, asset management, financial and other resources which could lead to decreased efficiency. Any failure to effectively manage such growth or increase in scale could adversely affect our results of operations and financial condition.
Adverse economic conditions, including the resulting effect on consumer spending, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Our business could be significantly affected by global and national economic and market conditions generally and by the local economic conditions where our properties are concentrated. A recession, slowdown and/or sustained downturn in the U.S. real estate market and the markets in which our tenants operate would have a pronounced impact on us, the value of our assets and our profitability. Reduction in consumer or corporate spending could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our primary business is to lease properties. When individuals and companies purchase and produce fewer goods, our tenants have less demand for our properties. We could also be materially and adversely affected by any overall weakening of, or disruptions in, the financial markets. Specific risks related to adverse economic conditions, among others, may include:
•increased re-leasing exposure, which may require tenant concessions or reduced rental rates, or the inability to capture increased rental rates upon the expiration of below-market leases;
•increased direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) related to prolonged and/or unexpected vacancies or a tenant’s inability to fulfill its obligations under its lease, which may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources which could lead to decreased efficiency and could adversely affect our results of operations and financial condition;
•increased levels of tenant defaults under, or non-renewals of, leases; and
•volatility and uncertainty in equity and credit markets or reduced access to credit that may restrict our ability to access additional financing for our capital needs, including expansion, acquisition activities, refinancing and other purposes, on favorable terms or at all.
The length and severity of any economic slowdown or downturn cannot be predicted. As a result, we may see increases in bankruptcies of our tenants and increased defaults by tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict (like those between Russia and Ukraine and more recently, conflict and escalating tensions in the Middle East), terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the ongoing conflict between Russia and Ukraine and more recently, conflict and escalating tensions in the Middle East, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares and/or debt securities to decline. The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our tenants have a commercial relationship could adversely affect, among other things, our or our tenant’s ability to access deposits or borrow from financial institutions on favorable terms. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
We are subject to additional risks from our non-U.S. investments.
We have in the past and may in the future invest in real estate located outside of the United States and real estate debt issued in, and/or backed by real estate in, countries outside the United States. Non-U.S. real estate and real estate-related investments involve certain factors not typically associated with investing in real estate and real estate-related investments in the U.S., including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iii) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (iv) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (v) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; and (vi) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments (e.g., currency forwards or swaps), there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.
Adverse economic conditions and other events or occurrences that negatively affect the general economy in the United States or in markets in which our properties are geographically concentrated may materially and adversely affect our results of operations.
Our operating performance may be impacted by the economic conditions of specific markets in which we have concentrations of properties. Our revenues from, and the value of, our properties located in geographic markets may be affected by local or regional real estate conditions (such as an oversupply of or reduced demand for properties) and the local or regional economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact the economic climate in these markets. Because of the number of properties we have located in certain of our geographic markets, a downturn in their economies or real estate conditions or any decrease in demand for properties resulting from the regulatory environment, business climate or energy or fiscal problems therein could materially and adversely affect our and our tenants’ businesses. We are exposed to general economic conditions, local, regional, national and international economic conditions and other events and occurrences that negatively affect the markets in which we own properties. A substantial majority of our properties are located in the United States, and a downturn in the United States economy, or unfavorable political or economic changes in the United States, could materially and adversely affect us disproportionately to our competitors whose portfolios are more geographically diverse.
We are subject to tenant and industry concentrations that make us more susceptible to adverse events than if our portfolio were more diversified.
Any adverse change in the financial condition of our tenants we have significant concentrations of now or in the future, or any downturn in the industries in which our tenants operate, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants that are involved in such industries, their demand for our properties, their ability to renew or re-lease our properties at the same or increased rent, or at all, and their ability to make rental payments on properties already leased to them. For example, we have exposure to concentrations in certain tenants that represent a significant portion of our portfolio and the service and service-oriented retail industries indirectly through our joint venture arrangements.
To the extent that tenants and potential tenants are adversely affected by macro or microeconomic changes, our properties may experience decreases in demand, higher default rates on leases or other payments and amounts due, or other adverse results, all of which may have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Our assessment that certain of our tenants’ businesses are insulated from e-commerce pressure may prove to be incorrect, and changes in macroeconomic trends may adversely affect our tenants, either of which could impair our tenants’ ability to make rental payments to us and thereby materially and adversely affect us.
We invest in properties leased, in many instances, to tenants engaged in businesses that we believe are generally insulated from the impact of e-commerce, including manufacturing, grocery stores and pharmacies. While we believe our assessment to be accurate, certain industries previously thought to be resistant or immune to the pressure of the increasing level of e-commerce have ultimately been proven to be susceptible to competition from e-commerce. Overall business conditions and the impact of technology, particularly in the retail industry, are rapidly changing, and our tenants may be adversely affected by technological innovation, changing consumer preferences and competition from non-traditional sources. To the extent our tenants face increased competition from non-traditional competitors, such as internet vendors, their businesses could suffer. There can be no assurance that our tenants will be successful in meeting any new competition, and a deterioration in our tenants’ businesses could impair their ability to meet their lease obligations to us and thereby materially and adversely affect us.
Additionally, while we believe that many of the businesses operated by our tenants are benefiting from current favorable macroeconomic trends that support consumer spending, such as strong and growing employment levels, a relatively low interest rate environment and positive consumer sentiment, these trends are subject to change. Economic conditions are generally cyclical, and developments that discourage consumer spending, such as increasing unemployment, wage stagnation, decreases in the value of real estate, inflation or increasing interest rates, could adversely affect our tenants, impair their ability to meet their lease obligations to us and materially and adversely affect us. See “Risk Factors–Adverse economic conditions, including the resulting effect on consumer spending, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.”
We may be unable to lease vacant space, renew leases, or re-lease space on favorable terms as leases expire.
We are subject to the risk that, upon the expiration of leases for space located in our properties, leases may not be renewed by existing tenants at the same or increased rents, or at all, the space may not be re- leased to new tenants or the terms of renewal or re-leasing (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge to retain tenants when our tenants’ leases expire. In addition, prolonged and/or unexpected vacancies at our properties may require us to bear more direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) than anticipated and may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources. Further, certain of our tenants may sub-lease properties to third parties without our consent. If a tenant subleases a property to a third party, the original tenant remains obligated under the lease. However, if one of our existing tenants subleases a property, it could increase the likelihood that a lease will not be renewed at the end of its term or that the original tenant may default under its obligations under the lease. In the event of default by a significant number of tenants, we may experience delays and incur substantial costs in enforcing our rights as landlord, and we may be unable to re-lease spaces. If rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases expire, our financial condition, results of operations and cash flows, could be materially and adversely affected.
There are risks associated with construction and renovation.
The Company is permitted to acquire direct or indirect interests in underdeveloped real property (which could be non-income producing), and properties in which the Company invests may require construction and/or renovation in order to meet tenant needs. To the extent that the Company invests in such assets, it will be subject to the risks normally associated with such assets and construction activities, including the possibility of construction cost overruns and delays due to various factors (including inclement weather, labor or material shortages, the unavailability of construction and permanent financing and timely receipt of zoning and other regulatory approvals), the availability of both construction and permanent financing on favorable terms and market or site deterioration after acquisition. Any unanticipated delays or expenses could have an adverse effect on the operations and financial condition of the Company. Properties under construction or renovation are likely to receive little or no cash flow from the date of acquisition through the date of completion of such work and would likely continue to experience operating deficits after the date of completion. In addition, market conditions could change during the course of construction that make such construction less attractive than at the time it was commenced.
The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have a material adverse impact on our financial performance and results of operations.
Outbreaks of contagious disease, including COVID-19, or other adverse public health developments in the United States or worldwide could have a material adverse effect on our business, financial condition and results of operations. While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including certain of our investments. Moreover, with the potential for new strains of existing viruses to emerge or other pandemics or epidemics, governments and businesses may re-impose aggressive measures to help slow its spread in the future.
Long-term macroeconomic effects from a pandemic or epidemic, including from supply and labor shortages, workforce reductions in response to challenging economic conditions, or shifts in demand for real estate may have an adverse impact on our portfolio which includes office, retail and other asset classes that are particularly negatively impacted by such supply and labor issues. The impact of such long-term effects may disproportionally affect certain asset classes and geographic areas. For example, many businesses increasingly permit employees to work from home and make use of flexible work schedules, open workplaces, videoconferences and teleconferences, which could have a longer-term impact on the demand for office space, which could adversely affect our investments in office properties. While we believe that our portfolio is well-positioned for the post-COVID environment, there can be no assurance that we will realize the entire value of certain investments. For more information on the concentration of our portfolio by property type and geographic region, see “Part II. Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The full extent of the impact and effects of COVID-19, and any future pandemics or epidemics, will depend on future developments, including, among other factors, how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to continue to pay distributions.
The vacancy of one or more of our properties could result in us having to incur significant operating expenses and operating expenses and capital expenditures to re-lease the property.
The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to bear direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) which may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources. In addition, we may be required to spend significant amounts of capital before the property it is suitable for a new tenant and cause us to incur significant costs to source new tenants. In many instances, the leases we enter into or assume through acquisition are for properties that are specifically suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant.
In addition, in the event we decide to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential limitation on our ability to sell a property may limit our ability to quickly modify our portfolio in response to changes in our tenants’ business prospects, economic or other conditions, including tenant demand.
Properties occupied by a single tenant pursuant to a single lease subject us to risk of tenant default.
Our strategy focuses on owning, operating and investing in single-tenant, net leased commercial properties. Therefore, the financial failure of, or default in payment by, a tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and possibly a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. In addition, prolonged and/or unexpected vacancies at our properties or a tenant’s inability to fulfill its obligations under its lease may cause us to bear more direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) than anticipated and may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources. This risk is magnified in situations where we lease multiple properties to a single tenant and the financial failure of the tenant’s business affects more than a single property. A failure or default by such a tenant could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties, which could materially and adversely affect us. In certain limited circumstances, we may provide capital to a tenant at risk of default or other financial failure, including in the form of a loan or in exchange for warrants or other interests held by the tenant (or in the tenant itself).
There are risks associated with the termination or expiration of leases and tenant defaults.
The Company’s properties are generally expected to be subject to a single tenant occupying 100% of each property. There can be no assurance that the Company will be able to retain tenants in any of their respective properties upon the expiration of their leases. Upon the expiration or early termination of such leases, the availability of the entire building may have an adverse effect on the Company’s ability to achieve the lease terms and rents it might otherwise be able to achieve if space were to turn over in smaller portions, spread out over a period of time. If the space is suited to the particular needs of a former tenant, then the Company may have difficulty finding a new tenant for the space or may need to redevelop such space.
The success of the Company’s investments will materially depend on the financial stability of its tenants. We have experienced tenant defaults before and may experience them again in the future. A default by a tenant on its lease payments would cause the Company to lose the revenue associated with such lease and require the Company to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. A tenant default may also trigger provisions under the Company’s leverage facilities that could restrict future borrowing, require the Company to repay indebtedness, or cause the Company to default on its indebtedness. The Adviser could fail to, or be unable to, discover factors that would indicate a heightened level of uncertainty with respect to particular key tenants when performing due diligence on prospective investments. An early termination of a lease by a bankrupt tenant would result in unanticipated expenses to re-let the premises. Tenant defaults thus increase the risk that the Company, and hence investors, could suffer a loss. In addition, prolonged and/or unexpected vacancies at our properties or a tenant’s inability to fulfill its obligations under its lease may cause us to bear more direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) than anticipated and may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources. In certain limited circumstances, we may provide capital to a tenant at risk of default or other financial failure, including in the form of a loan or in exchange for warrants or other interests held by the tenant (or in the tenant itself).
In the event that a tenant defaults or goes bankrupt, the Company would likely experience delays in enforcing its rights as landlord and could incur substantial costs in protecting its investment and re-letting property. In the event of a tenant’s bankruptcy or insolvency, the Company could be restricted from evicting such tenant solely because of its bankruptcy. However, a bankruptcy court could potentially authorize the tenant to terminate its leases with the Company. In such instances, the Company’s claim against the bankrupt tenant for unpaid future rent would be an unsecured prepetition claim subject to statutory limitations, and therefore such amounts received in bankruptcy are likely to be substantially less than the remaining rent the Company otherwise would be owed under the lease. Further, any claim the Company has for unpaid past rent could be substantially less than the amount owed. If a lease is terminated, the Company could be unable to lease property for the rent previously received or sell the investment without incurring a loss. These events could limit the Company’s ability to make distributions and decrease the value of an investment in the Company.
We may be concentrated with exposure to a limited number of tenants. The Company is more likely to experience higher rates of lease default or termination in the event of a downturn in a particular industry or market than it would if the tenant base were more diversified. The Company’s revenue from and the value of the investments in the Company’s portfolio could be affected by a number of factors, including a deterioration in the financial condition of a particular tenant and the corresponding downgrading of its credit rating. These factors could have a material adverse effect on the Company’s operating results and financial condition. The Company’s ability to sell or lease its investments could be difficult due to economic factors beyond the Company’s control. If, due to credit default and/or vacancy, the Company is unable to obtain favorable lease terms for its properties, it could be forced to sell investments at a loss due to the repositioning expenses likely to be incurred.

Our performance depends on the collection of rent from our tenants, those tenants’ financial conditions and the ability of those tenants to maintain their leases.
A substantial portion of our income is derived from rental revenues. As a result, our performance depends on the collection of rent from our tenants at the properties in our portfolio. Our income would be negatively affected if a significant number of our tenants at the properties in our portfolio or any major tenants, among other things: (i) fail to make rental payments when due; (ii) renew leases at lower rates; (iii) decline to extend or renew leases upon expiration; (iv) become bankrupt or insolvent; or (v) experience a downturn in their business. Any of these actions could result in the termination of the tenant’s lease and our loss of rental revenue. We cannot be certain that any tenant whose lease expires will renew or that we will be able to re-lease space on economically advantageous terms. In addition, prolonged and/or unexpected vacancies at our properties or a tenant’s inability to fulfill its obligations under its lease may cause us to bear more direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) than anticipated and may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources. The loss of rental revenue from a number of tenants and difficulty replacing such tenants or tenant bankruptcy or insolvency, particularly in the case of a substantial tenant with leases in multiple locations, may materially and adversely affect our profitability and our ability to meet our debt and other financial obligations.
Bankruptcy laws may limit our remedies if a tenant becomes bankrupt and rejects the lease and we may be unable to collect balances due on our leases.
In the past, certain of our tenants have declared bankruptcy or become insolvent, and in the future, other tenants may experience downturns in their operating results due to adverse changes to their business or economic conditions that lead to filing for bankruptcy or insolvency. If a tenant becomes bankrupt or insolvent, that could adversely affect the income we receive from the leases we have with that tenant. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured prepetition claim subject to statutory limitations, and therefore such amounts received in bankruptcy are likely to be substantially less than the remaining rent we otherwise were owed under the leases.
Additionally, any claim we have for unpaid past rent could be substantially less than the amount owed. If the lease for such a property is rejected in bankruptcy, our revenue would be reduced. To the extent a tenant vacates specialized space in one of our properties, re-leasing the vacated space could be more difficult than re-leasing less specialized space. In addition, prolonged and/or unexpected vacancies at our properties or a tenant’s inability to fulfill its obligations under its lease may cause us to bear more direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) than anticipated and may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs, which could materially and adversely affect our ability to execute our business strategies. Any such event could have a material and adverse effect on our financial condition, results of operations, cash flows, cash available for distribution and ability to service our debt obligations.
We may invest significantly in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.
We may invest significantly in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically (but not always) has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and/or performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in “—Risks Related to Our Business and Operations.”

We may invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own shares.
REITs that invest primarily in real estate or real estate debt are subject to the risks of the real estate market, the real estate debt market and the securities market.
REITs are dependent upon specialized management skills, have limited diversification, and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses, and when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common shares. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our shareholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.
REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.
Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources, and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.
Inflation may materially and adversely affect us and our tenants.
Inflation in the United Stated remained elevated through 2022 and 2023 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time, or whether substantial inflation will have a significant effect on the United Sates or other economies. Increased inflation could lead to interest rate increases that could have a negative impact on variable rate debt we currently have or that we may incur in the future. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases will not keep up with the rate of inflation, which could cause the value of our properties to decline. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect our tenants’ ability to pay rent owed to us, which in turn could materially and adversely affect us. Inflationary expectations or periods of rising inflation could also be accompanied by rising prices of commodities that are critical to the construction and/or operation of logistics facilities. The market value of the Company’s investments could potentially decline in value in times of higher inflation rates. Some of the Company’s investments could have income linked to inflation, whether by regulation or contractual arrangement or other means. However, as inflation could affect both income and expenses, any increase in income could potentially not be sufficient to cover increases in expenses.
Moreover, as inflation increases, the real value of the interests in the Company and distributions therefrom can decline. If the Company is unable to increase the revenue and profits of its investments at times of higher inflation, it could be unable to pay out higher distributions to shareholders to compensate for the relative decrease in the value of money, thereby affecting the expected return of our investors.
Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.
Our operations are highly dependent on the Adviser’s information systems and technology. There has been an increase in the frequency and sophistication of the cyber and security threats we and the Adviser face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us and the Adviser because we and the Adviser hold confidential and other price sensitive information about existing and potential investments. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists, and other outside parties. As a result, we and the Adviser may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyber-attacks. A cyber-attack is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. In addition, we and the Adviser may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. The result of these cyber-attacks may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information (including personal information), increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer. The rapid evolution and increasing prevalence of artificial intelligence technologies may also intensify our cybersecurity risks. Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we and the Adviser face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks.
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We and the Adviser have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-incident techniques change frequently or are not recognized until launched and because cyber-incidents can originate from a wide variety of sources.
Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information that we collect and store in our data centers and on our networks. We may also invest in strategic assets having a national or regional profile, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of shareholder or other personally identifiable or proprietary business data or other sensitive information, whether by third parties or as a result of malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023, and beginning with Form 8-Ks on December 18, 2023. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, for example the CCPA, the GDPR and the U.K. GDPR. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for breach of privacy laws (which may include insufficient security for our personal or other sensitive information). For example, the maximum penalty for breach of the GDPR is the greater of 20 million Euros and 4% of group annual worldwide turnover, and fines for each violation of the CCPA are $2,500 or $7,500 per violation for intentional violations. Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our or our shareholders’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third-party vendors), or otherwise cause interruptions or malfunctions in our or our shareholders’ or our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our shareholders and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of shareholders.
Finally, there has been significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time.
Our business and operations could suffer in the event of system failures or cyber security breaches.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Adviser’s internal and hosted information technology systems, the Adviser’s systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber security attacks, such as computer viruses, malware or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation among our tenants and investors generally, loss or misuse of the information and a loss of confidence in our security measures, any of which could harm our business.
Third parties with which the Adviser does business are also sources of cybersecurity or other technological risk. The Adviser outsources certain functions and these relationships allow for the storage and processing of the Adviser’s information, as well as client, counterparty, employee, and borrower information. While the Adviser engages in actions to reduce its exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects the Adviser’s data, resulting in increased costs and other consequences as described above.
Actions by our competitors in the markets in which we own properties may decrease or prevent increases in the occupancy and rental rates of our properties.
We are subject to competition in the leasing of our properties. We compete with other owners and operators of real estate and real estate developers, some of which have greater financial resources and greater access to debt and equity capital than we do. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties is nearing the end of the lease term or becomes vacant and our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent concessions to retain tenants when such tenants’ leases expire or to attract new tenants. In addition, if our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our internal valuations for comparable assets, we may be unable to divest our assets at favorable pricing or on favorable terms, if at all.
Compliance with fire, safety, environmental and other regulations may require us to make unanticipated expenditures that materially and adversely affect us.
We are required to operate our properties in compliance with fire and safety regulations, building codes, environmental regulations, and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and may be required to obtain approvals from various authorities with respect to our properties, including prior to acquiring a property or when undertaking improvements of any of our existing properties. There can be no assurance that existing laws and regulatory policies or the timing or cost of any future acquisitions or improvements will not adversely affect us, or that additional regulations will not be adopted that increase such delays or result in additional costs. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants or other types of liability in which the limited liability characteristic of business ownership could potentially be ignored, and the Company could suffer a significant loss. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements may change and new requirements may be imposed which would require significant unanticipated expenditures by us and could materially and adversely affect us.
Our access to external sources of capital is subject to factors outside of our control and could materially and adversely affect our growth prospects and our ability to take advantage of strategic opportunities, satisfy debt obligations and make distributions to our shareholders.
In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to U.S. federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition financing, from operating cash flow due to differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments. Consequently, in order to meet the REIT distribution requirements and maintain our REIT status and to avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings.
Therefore, we may need to rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. In addition, any additional debt we incur will increase our leverage and debt service obligations. Our access to third-party sources of capital depends, in part, on:
•general market conditions;
•the market’s perception of our growth potential;
•our current debt levels;
•our current and expected future earnings;
•our cash flow and dividends; and
•the net asset value of our shares.
If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations.
To the extent that capital is not available to acquire additional properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors or a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period. Such a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the net asset value of our shares.
The acquisition of properties involves risks that could materially and adversely affect our business, financial condition, results of operations and cash flows.
We have acquired and will continue to acquire properties both through the direct acquisition of real estate and through the acquisition of entities that own real estate. The acquisition of properties involves risks, including the risk that we may not be successful in identifying attractive properties or that, once identified, we may not be successful in consummating an acquisition. We may incur significant transaction expenses, including finder’s fees, in connection with our acquisition of properties. When we acquire properties in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. The acquired single-tenant net leased property may not perform as anticipated and any costs for rehabilitation, repositioning, renovation and improvements may exceed our estimates. Furthermore, the acquired properties or entities may be subject to liabilities, which may be without any recourse, or with only limited recourse, with respect to unknown liabilities, such as liabilities for clean-up of undisclosed environmental contaminations, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, trustees, officers and others indemnified by the former owners of the properties. As a result, if a liability were asserted against us based on ownership of any of these entities or properties, then we may have to pay substantial sums to defend or settle it which could materially and adversely affect our cash flows.
Additionally, there is, and it is expected there will continue to be, significant competition for properties that meet our investment criteria from other well-capitalized investors, including both publicly traded REITs and private institutional investment funds, some of which could have greater financial resources and a greater access to debt and equity capital to acquire properties than we do.
Declining real estate valuations and impairment charges could materially and adversely affect our business, financial condition, results of operations and cash flows.
We continuously monitor events and changes in circumstances, including those resulting from an economic downturn that could indicate that the carrying value of the real estate and related intangible assets in which we have an ownership interest may not be recoverable. Examples of such indicators may include a significant decrease in net asset value, a significant adverse change in the extent or manner the property is being used or in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses.
When such impairment indicators exist, we review an estimate of the future undiscounted net property cash flows expected to result from the real estate investment’s use and eventual disposition and compare it to the carrying value of the property. We consider factors such as future rental rates and occupancy, trends and prospects, leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the net carrying value of a real estate investment, an impairment loss is recorded to the extent that the net carrying value exceeds the estimated fair value of the property. We have in the past recorded, and may in the future record, impairment losses. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated future cash flows is highly subjective and is based on numerous assumptions, including future occupancy, rental rates, property operating expenses, capital requirements and holding periods. These assumptions could differ materially from actual results in future periods. A worsening real estate market may cause us to re-evaluate the assumptions used in our impairment analysis. Impairment charges could materially and adversely affect our business, financial condition, results of operations and cash flows.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
The Company invests in sale-leaseback transactions, whereby it leases the properties it purchases back to the sellers of such properties. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect the Company’s financial condition, cash flows and the amount available for distributions to its stockholders. If the sale-leaseback were re-characterized as a financing, the Company might not be considered the owner of the property, and as a result, would have the status of a creditor in relation to the tenant. In that event, the Company would no longer have the right to sell or encumber its ownership interest in the property. Instead, the Company would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, the Company could be bound by the new terms, and prevented from foreclosing its lien on the property. If the sale-leaseback were re-characterized as a joint venture, the Company and its tenant could be treated as co-venturers with respect to the property. As a result, the Company could be held liable, under some circumstances, for debts incurred by the tenant relating to the property.
We are exposed to various environmental risks, which may result in unanticipated losses that could affect our business, financial condition, results of operations and cash flows.
We are subject to federal, state and local laws, statutes, regulations and ordinances relating to pollution, the protection of the environment and human health and safety. Under certain environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances, including, without limitation, asbestos, asbestos-containing materials, lead-based paint, polychlorinated biphenyls, mold or mildew, or waste or petroleum products, released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with contamination. These laws often impose liability without regard to whether the owner or operator knew of, or caused, the contamination, and the liability may be joint and several. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral.
Because certain environmental laws are retroactive and impose liability on persons who owned a property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell the properties. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which the properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all.
Environmental laws that govern the presence, maintenance and removal of asbestos-containing building materials may impose fines and penalties on building owners or operators for failure to comply with these requirements or expose such owners and operators to third-party liability for personal injury associated with exposure to asbestos fibers. Such laws require that building owners or operators properly manage and maintain asbestos, adequately notify or train those that come into contact with asbestos and undertake special precautions, including removal or other abatement, if asbestos would be disturbed. The cost of removing and disposing of any material containing asbestos, if found, may be significant and we could be liable for related damages, fines and penalties. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials. Some of our properties are known to contain asbestos-containing building materials.
There may be environmental liabilities associated with our properties of which we are unaware. We expect to obtain Phase I environmental assessments on all properties we acquire upon acquisition. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances or penalties if tanks do not comply with legal standards. Some of our properties may contain asbestos-containing materials. Liabilities and costs associated with environmental contamination at, on, under or emanating from our properties, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could have a material and adverse effect on our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.
In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of environmental liabilities on any of our properties could lead to significant remediation costs or to other liabilities or obligations attributable to the tenant of that property or could result in material interference with the ability of our tenants to operate their businesses as currently operated. Noncompliance with environmental laws or discovery of environmental liabilities could each individually or collectively affect such tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments.
Climate change and climate-change related regulation may adversely affect our business and financial results and damage our reputation.
There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government agencies about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements could increase our costs or require additional technology and capital investment, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the United States have been enacted.

Further, significant physical effects of climate change, including extreme weather events such as hurricanes or floods, can also have an adverse impact on our properties, operations and business. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. Climate change could also increase utility and other costs of operating our properties, including increased costs for energy, water and other supply chain materials, which, if not offset by rising rental income and/or paid by tenants, could have a material adverse effect on our properties, operations and business. In addition, we may incur significant costs in preparing for possible future climate change or climate related events and we may not realize desirable returns on those investments. While our leases are triple-net, and generally impose responsibility on our tenants for the property-level operating costs and require our tenants to indemnify us for environmental liabilities, there can be no assurance that a given tenant will be able to satisfy its payment obligations to us under its lease if climate change adversely impacts a particular property. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonable or violent weather events can have a material impact to businesses or properties that focus on hospitality.
In addition, new climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us and materially increase the regulatory burden and cost of compliance. Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards that lack harmonization on a global basis, including the SEC’s recently proposed climate-related reporting requirements, the new California climate disclosure rules, and similar proposals by other U.S. and international regulatory bodies. We may also communicate in the future certain climate-related initiatives, commitments and goals in our SEC filings or in other disclosures, which subjects us to additional risks, including the risk of being accused of “greenwashing.”
Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.
Our tenants are required to maintain comprehensive insurance coverage for the properties they lease from us pursuant to our leases. Pursuant to such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. All tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism, or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. If uninsured damages to a property occur or a loss exceeds policy limits and we do not have adequate cash to fund repairs, we may be forced to sell the property at a loss or to borrow capital to fund the repairs.
Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In that situation, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property. Furthermore, in the event we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures which may exceed any amounts received pursuant to insurance policies, as reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. The loss of our capital investment in or anticipated future returns from our properties due to material uninsured losses could materially and adversely affect us.
We may obtain only limited representations and warranties when we acquire a property and may only have limited recourse if our due diligence did not identify issues that may subject us to unknown liabilities or lower the value of our property, which could adversely affect our financial condition and ability to make distributions to you.
The seller of a property often sells the property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited representations, warranties and indemnifications that will survive for only a limited period after the closing. Also, many sellers of real estate are single-purpose entities without any other significant assets. The acquisition of, or purchase of, properties with limited representations and warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property, lose rental income from that property or may be subject to unknown liabilities with respect to such properties.
The Adviser will perform due diligence on each investment prior to its acquisition. Regardless of the thoroughness of the due diligence process, not all circumstances affecting the value of an investment can be ascertained through the due diligence process. The due diligence process also at times requires the Adviser to rely on limited resources available to the Adviser, including information provided by the target of the investment and third-party consultants, legal advisers, accountants and investment banks. As a result, there can be no assurance that the due diligence process will reveal or highlight all relevant facts that are necessary or helpful in evaluating an investment opportunity. The Adviser’s due diligence process cannot ensure the Company will not acquire an investment that results in significant losses to the Company or that the Company will not overpay for an investment, which would cause the Company’s performance to suffer.
Our significant amount of debt may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.
We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt or bond issuances (including through securitizations), repurchase and/or reverse repurchase agreements and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt securities to fund our growth. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of assets we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our Board of Trustees. In addition, we may leverage individual assets at substantially higher levels.
If we are unable to refinance our debt on acceptable terms, or at all, we may be forced to dispose of one or more of our properties on disadvantageous terms, which may result in losses to us and may adversely affect cash available for distributions to our shareholders. In addition, if then prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, our interest expense would increase, which would materially and adversely affect our future operating results and liquidity. We may also refinance our debt through equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our shareholders.
Our substantial outstanding indebtedness, and the limitations imposed on us by our financing agreements, could have other significant adverse consequences, including the following:
•we may be required to dedicate a substantial portion of our cash flow to paying principal and interest payments on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes;
•we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet operational needs;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•we may violate restrictive covenants in our loan documents, which would entitle the lenders to require us to retain cash for reserves or to pay down loan balances, and we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements and these agreements may not effectively hedge interest rate fluctuation risk; and
•we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans.
If any one of these events were to occur, our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders could be materially and adversely affected.

We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate acquired and may borrow under mortgages on properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.
In addition, many of these same issues may also apply to the credit facilities which we have in place. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.
Conflicts of interest also have the potential to arise to the extent that a subscription line is used to make an investment that is later sold in part to co-investors since, to the extent co-investors are not required to act as guarantors under the relevant facility or pay related costs or expenses, co-investors nevertheless stand to receive the benefit of the use of the subscription line and neither the Company nor investors generally will be compensated for providing the relevant guarantee(s) or being subject to the related costs, expenses and/or liabilities.
Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.
There can be no assurance that a leveraging strategy will be successful, and such strategy may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.
We may encounter adverse changes in the credit markets.
Any adverse changes in the global credit markets, such as those experienced in 2022 and 2023, could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our shareholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on its investment activities, any of which would negatively impact our performance.
Our investments are substantially illiquid.
Our ability to dispose of investments could be limited for several reasons. Illiquidity could result from the absence of an established market for the investments, as well as legal, contractual or other restrictions on their resale by us. Dispositions of investments could be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof. In view of these limitations on liquidity, the return of capital and the realization of gains, if any, generally will occur only upon the partial or complete disposition of an investment.
While an investment could be sold at any time, it is generally expected that this will not occur until a number of years after the initial investment. Before such time, there could potentially be no current return on the investment. Furthermore, the expenses of operating the Company (including the management fee payable to the Adviser or its designee) could potentially exceed its income, thereby requiring that the difference be paid from the Company’s capital.
We are subject to risks associated with the discontinuation of LIBOR and the market’s limited experience with SOFR, and other benchmarks which may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.
The London Inter-Bank Offered Rate (“LIBOR”) was the basic rate of interest used in lending transactions between banks on the London interbank market and was widely used as a reference for setting the interest rate on loans globally until the United Kingdom’s Financial Conduct Authority announced a phase out of LIBOR in July 2017. Although many LIBOR rates have ceased to be published since December 31, 2021, or no longer are representative of the underlying market they seek to measure, a selection of widely used USD LIBOR rates were published through June 2023 in order to assist with the transition.
In January 2023, the Federal Reserve adopted a final rule implementing the U.S. Adjustable Interest Rate Act of 2022 (the “LIBOR Act”) that, among other things, identifies applicable Secured Overnight Financing Rate, or SOFR-based benchmark replacements under the LIBOR Act. The rule applies to our contracts incorporating LIBOR that are governed by U.S. law.
As of December 31, 2023, all of our floating rate loans and related financings previously tied to LIBOR have transitioned to SOFR or the applicable replacement benchmark rate. SOFR is considered to be a risk-free rate, and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR, because SOFR does not contain a risk component. This difference may negatively impact our net income from our investments. The use of SOFR based rates is relatively new, and experience with SOFR based rate loans is limited. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. In addition, the transition from LIBOR to SOFR may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. While we have completed the transition of our loan portfolio to the extent it was tied to USD LIBOR and other benchmarks, continuing market developments and uncertainty can materially impact our cost of capital and net investment income and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. The elimination of certain benchmarks and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of certain benchmarks.
The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks, and our failure to comply with all covenants in our existing or future financing agreements could materially and adversely affect us.
The agreements governing our indebtedness, including the mortgages on our properties and on certain equity interests in certain property-owning subsidiaries and the mortgages on properties or equity interests that we may incur in the future likely will, contain covenants that place restrictions on us and our subsidiaries. Risks related to these covenants will also apply to agreements governing future indebtedness. These covenants may restrict, among other things, our and our subsidiaries’ ability to:
•incur additional indebtedness (including guarantee obligations);
•incur liens;
•engage in certain fundamental changes, including changes in the nature of the business, mergers, liquidations, and dissolutions;
•sell assets;
•pay dividends and make share repurchases and redemptions (with exceptions for customary REIT distributions and certain payments to be made with the proceeds of a qualified initial public offering);
•make acquisitions, investments, loans and advances;
•pay certain subordinated indebtedness;
•modify the terms of organizational documents;
•engage in certain transactions with affiliates; and
•enter into negative pledge clauses and clauses restricting subsidiary distributions.
These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. A breach of any of these covenants or covenants under any other agreements governing our indebtedness, as well as our inability to make required payments, could result in an event of default under the instruments governing the applicable indebtedness. Upon the occurrence of an event of default under any of our financing agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. Capital obtained from other sources may not be available to us or may be available only on unattractive terms. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our properties, and our assets may not be sufficient to repay such debt in full. In addition, financing agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default on its debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on several of our financing agreements or any significant financing agreement, we could be materially and adversely affected.

Covenants in the agreements governing our indebtedness could restrict our ability to make distributions to our shareholders necessary to qualify as a REIT, which could materially and adversely affect us and the net asset value of our shares.
We intend to operate in a manner to allow us to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain, each year to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, including net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute or are deemed to have distributed to our shareholders in a calendar year is less than a minimum amount specified under the Code. Our credit facilities contain, and certain of the agreements governing our existing and future indebtedness may contain, restrictions on our ability to make distributions to our shareholders, and we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and maintain our qualification as a REIT without breaching such agreements. If we default under covenants that restrict our ability to make distributions and are unable to cure the default, refinance the indebtedness or meet payment obligations, our business, financial condition, results of operations and cash flows generally and, in particular, the amount of our distributable cash flow could be materially and adversely affected.
The financial covenants in our loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results.
The financial covenants in our loan agreements may restrict our operating, acquisition and divestiture activities, which may harm our financial condition and operating results. Our unsecured credit facility and the mortgages on our properties and on certain equity interests in certain property-owning subsidiaries contain customary negative covenants, such as those that limit our ability, without the prior consent of the lender, to sell or otherwise transfer any ownership interest, to further mortgage the applicable property, to enter into leases, or to discontinue insurance coverage. Our ability to borrow under our unsecured credit facility is subject to compliance with these financial and other covenants, including restrictions on the maximum availability, which is based on the adjusted net operating income of designated unencumbered properties, the payment of dividends, and overall restrictions on the amount of indebtedness we can incur. If we breach covenants in our debt agreements, the lenders could declare a default and require us to repay the debt immediately and, if the debt is secured, take possession of the property or properties securing the loan.
An increase in market interest rates may materially and adversely affect us and our tenants.
Elevated and rising interest rates could have a dampening effect on overall economic activity and the financial condition of us and our tenants. The Federal Reserve increased the federal funds rate four times in 2023 increasing the federal funds rate by 1% since the start of 2023 and 5.25% since the start of 2022. Although the Federal Reserve has signaled the potential for federal funds rate cuts in 2024 the rate and timing of such decreases remains unknown. Persistently high interest rates and uncertainty around future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions. High interest rates increase the Company’s interest costs for new debt, including variable-rate debt obligations under any credit facility or other financing. This increased cost could make the financing of any development or acquisition more costly. Persistently high interest rates and uncertainty around future Federal Reserve actions could make it difficult for us to obtain financing at attractive rates, limit our ability to refinance existing debt when it matures or cause it to pay higher interest rates upon refinancing, which would adversely impact our liquidity and profitability. In addition, higher interest rates could decrease the access our tenants or potential tenants have to credit or the amount they are willing to pay to lease our properties.
We use reverse repurchase agreements to finance our securities investments, which may expose us to risks that could result in losses.
We use reverse repurchase agreements as a form of leverage to finance our securities investments (including, but not limited to, CMBS), and the proceeds from reverse repurchase agreements may be invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a reverse repurchase agreement may decline below the price of the securities underlying the reverse repurchase agreement that we have sold but remain obligated to repurchase. Reverse repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the reverse repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us, which may be at an inopportune time in the market. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, our counterparty may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into reverse repurchase agreements, we bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with reverse repurchase agreements transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.
We will face risks associated with hedging transactions, and failure to hedge effectively against interest rate changes may materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and our ability to service our debt obligations.
Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using a wide variety of derivative and other hedging instruments, such as interest rate cap or collar agreements and interest rate swap agreements. The use of these instruments is a highly specialized activity, and these agreements involve greater than ordinary investment risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Additionally, hedging may reduce the overall returns on our investments.
Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby adversely affecting our results of operations and financial condition. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate and currency risks.
We will face risks associated with our investments that are denominated in foreign currency.
Our investments and loans that are denominated in a foreign currency are subject to risks related to fluctuations in exchange rates. We generally expect to mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we expect to substantially reduce our exposure to changes in portfolio value related to changes in foreign exchange rates. We intend to hedge our net currency exposures in a prudent manner. In doing so, we generally expect to structure our foreign currency hedges so that the notional values and expiration dates of our hedges approximate the amounts and timing of future payments we expect to receive on the related investments. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amounts of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.
The success of any joint venture investments that we may make could be materially and adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.
We expect to enter into joint ventures to acquire, develop, improve or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. There can be no assurance that we will be able to form new joint ventures or attract third-party investments or that additional investments in new or existing ventures to develop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from such investments.
Such joint venture investments involve risks not otherwise present in a wholly-owned single-tenant net leased property or a redevelopment project, including (i) potentially inferior financial capacity, diverging business goals and strategies and the need for our joint venture partners’ continued cooperation; (ii) the possibility that our joint venture partners might become bankrupt, default on their obligations, encounter liquidity or insolvency issues, suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions; (iii) our inability to take certain actions with respect to the joint ventures’ activities that we believe are favorable to us if our joint venture partners do not agree; (iv) our inability to control the legal entities that have title to the real estate associated with the joint ventures, meaning the joint venture partners could take actions that subject the property to liabilities in excess of, or other than, those contemplated; (v) our lenders may not be easily able to sell our joint venture assets and investments or may view them less favorably as collateral, which could negatively affect our liquidity and capital resources; (vi) our joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our debt and equity; (vii) our joint venture partners could have rights with respect to the disposition of certain investments or the liquidation of their interest therein; (viii) in certain circumstances, we could be liable for the actions of our joint venture partners; (ix) our joint venture partners’ business decisions or other actions or omissions may be inconsistent with the business interests or goals of the Company, may be contrary to the Company’s investment objective, or may result in harm to our reputation or adversely affect the value of our investments; and (x) our joint venture partners may be in a position to take actions that could conflict with our ability to maintain our qualification as a REIT.
In addition, the joint venture partner could have authority to remove the Blue Owl affiliated investment manager of the joint venture. If such removal were to occur, we would be joint venture partners with a third-party manager, in which case it could be significantly more difficult for us to implement our investment objective with respect to any of our investments held through such joint ventures. Under a joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital.
The joint venture partner could from time to time be a joint venture partner or interest holder in another joint venture or other vehicle in which the Adviser or its affiliates has an interest or otherwise controls. The joint venture partner could also be entitled to receive payments from, or allocations or performance-based payments (e.g., carried interest) in respect of, the Company as well as such investments, and in such circumstances, any such amounts could be treated as a Company expense and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Adviser, be deemed paid to or received by the Adviser or reduce the management fee. Moreover, the Adviser could receive fees associated with capital invested by a joint venture partner relating to investments in which the Company participates. This could be in connection with a joint venture in which the Company participates or other similar arrangements with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Adviser performs services. In addition, the Company is permitted to co-invest with non-affiliated co-investors or partners whose ability to influence the affairs of the companies in which the Company invests could be significant and even greater than that of the Company and as such, the Company could be required to rely upon the abilities and management expertise of such joint venture partner. It could also potentially be more difficult for the Company to sell its interest in any joint venture, partnership or entity with other owners than to sell its interest in other types of investments (and any such investment could be subject to a buy-sell right, right of first refusal, right of first offer or other similar right). Under a joint venture arrangement, we and the joint venture partner could be subject to lockups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit. The Company is permitted to grant joint venture partners approval rights with respect to major decisions concerning the management and disposition of the investment, which would increase the risk of deadlocks or unanticipated exits from an investment. A joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment. A deadlock could delay the execution of the business plan for the investment, require the Company to engage in a buy-sell of the venture with the joint venture partner, conduct the forced sale or other liquidation of such investment or require alternative dispute resolution in order to resolve such deadlock. Additionally, in certain scenarios, the Company is permitted to grant joint venture partners the right to put (i.e., sell) their interests in an investment to the Company, or call (i.e., buy) the Company’s interests in an investment. As a result of these risks, the Company could be unable to fully realize its expected return on any such investment.
Any of the foregoing might subject a single-tenant net leased property to liabilities in excess of those contemplated and could have a material adverse effect on the value of our joint venture investments.
Compliance or failure to comply with regulatory requirements could result in substantial costs.
Government authorities at all levels are actively involved in the regulation of land use and zoning, environmental protection and safety and other matters affecting the ownership, use and operation of real property. Regulations could be promulgated that could restrict or curtail certain usages of existing structures or require that such structures be renovated or altered in some manner. The promulgation and enforcement of such regulations could increase expenses, and lower the income or rate of return, as well as adversely affect the value of any of our investments. Operators are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce our revenue and profitability.

Our properties are subject to various federal, state and local regulatory requirements, such as the ADA and state and local fire and life safety requirements, building codes and other land use regulations. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us that could affect our cash flow and results of operations. If we are required to make substantial modifications to the properties that we own or acquire, whether to comply with the ADA or other changes in governmental rules and regulations, our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders could be materially and adversely affected.
The businesses of the Company and the Adviser and their affiliates, as well as the financial services industry generally, are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the United States and other jurisdictions in which they operate relating to, among other things, antitrust law, anti-money laundering laws, anti-bribery laws, laws relating to foreign officials, privacy laws with respect to client information and the regulatory oversight of the trading and other investment activities of investment managers, including the Adviser. Each of the regulatory bodies with jurisdiction over the Company and the Adviser or their affiliates, has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could expose the Company or the Adviser to liability or other risks.
Additionally, such oversight and regulation will likely cause the Company to incur additional expenses, divert the attention of the Adviser and its personnel and may result in fines if the Company is deemed to have violated any regulations. Regulation generally as well as regulation more specifically addressed to the alternative asset management industry, including tax laws and regulation, could increase the cost of identifying, structuring and completing loan transactions, the profitability of enterprises and the cost of operating the Company. Additional regulation could also increase the risk of third-party litigation. The transactional nature of the business of the Company exposes the Company and the Adviser and certain related parties generally to the risks of third-party litigation. Under the Declaration of Trust, the Company will generally, to the extent permitted by law, be responsible for indemnifying the Adviser and certain related parties for losses or obligations they may incur with respect to such litigation.
We are subject to increasing scrutiny from certain investors, third party assessors, our shareholders and other stakeholders with respect to ESG-related topics.
We face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance, our shareholders and other stakeholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we risk damage to our reputation if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the cost of our operations and relationships with shareholders, all of which could adversely affect our business and results of operations. Further, there can be no assurance that shareholders and other stakeholders will determine that any of our ESG initiatives or commitments are sufficiently robust. There can be no assurance that we will be able to accomplish our goals related to responsible investing or ESG practices, as statements regarding our ESG and responsible investing commitments and priorities reflect our current estimates, plans and/or aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Additionally, we are permitted to determine that it is not feasible or practical to implement or complete certain aspects of our responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors and other stakeholders have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and such parties may decide not to purchase our shares based on their assessment of our approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if we receive a negative rating or assessment from any such organization, or if we fail, or are perceived to fail, to demonstrate progress toward our ESG priorities and initiatives, they may choose not to invest in our shares, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require us to spend additional resources and place increasing importance on business relevant ESG factors in our review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or raise sufficient capital for new investments, which may adversely affect our revenues. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies or their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics, including in the countries in which we and Blue Owl operate and invest, as well as in the states and localities where we and Blue Owl serve public sector investors. These differing views increase the risk that any action or lack thereof with respect to our consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose Blue Owl to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and/or discourage certain investors from investing in us. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and/or constrain our investment and fundraising opportunities.
We are subject to increasing scrutiny from regulators with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosures have been the subject of increased focus by certain regulators, and new regulatory initiatives related to ESG-specific topics that are applicable to us could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the requirements for this proposed rule is not yet known and the ultimate scope and impact on our business is uncertain, compliance with this proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has begun to bring enforcement actions based on ESG disclosures not aligning with actual investment processes.
Further, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislative reforms which include, without limitation: (a) Regulation 2019/2088 on sustainability-related disclosures in the financial services sector (the “SFDR”), for which most rules to effect beginning on

March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment (the “Taxonomy”). Further, there are ongoing consultations that may result in further changes or amendments to the SFDR. There is an increasing focus on anti-greenwashing and transparency initiatives affecting investment managers. The EU’s European Securities and Markets Authority announced in its 2024 Work Program a series of initiatives aimed at enhancing transparency around sustainability risks and disclosures, including a stocktaking report on the supervision of sustainability information and greenwashing and remediation actions, the introduction of guidelines on funds’ names with ESG or sustainability-related terms, common supervisory actions on the integration of sustainability risks and disclosures in the investment management sector.
There are still some uncertainties regarding the operation of these requirements, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as categorization of financial products, could adversely affect our ability to raise capital, especially from EEA investors.
Outside of the EU, the U.K. Government’s stated policy goal is to introduce economy-wide mandatory Task Force on Climate-related Financial Disclosures (“TCFD”) reporting by 2025. The U.K. has introduced mandatory TCFD-aligned disclosure requirements for certain U.K. regulated firms. The regime captures (amongst others) any firm providing portfolio management (which includes managing investments or private equity or other private market activities consisting of either advising on investments or managing investments on a recurring or ongoing basis in connection with an arrangement which aims to invest in unlisted securities) where the assets under management exceed £5.0 billion calculated as a 3-year rolling average.
In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all UK-authorised firms in relation to ESG-related claims made in their financial promotions and communications with clients in the UK. The balance of the new regime is directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds. The FCA has indicated it will continue to work with His Majesty’s Treasury on their approach to overseas funds and consult on an alternative approach to applying the regime to all types of portfolio managers.
In Asia, regulators in Singapore and Hong Kong have introduced requirements for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these legislative and regulatory initiatives, we may be required to provide additional disclosure to investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, we may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect our investment returns.

We may obtain limited or no warranties when we purchase a property, which increases the risk that we may lose invested capital in, or rental revenue from, such property.

We may acquire properties in the future that are sold in “as is” condition, on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In other acquisitions, the purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, many sellers of real estate are single-purpose entities without any other significant assets. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property (and in some cases, have liabilities greater than our investment) as well as the loss of rental revenue from such property.
We may be subject to litigation or threatened litigation, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.
We may be subject to litigation or threatened litigation for damages that occur on, or liabilities derived from, the ownership of our properties. In particular, we are subject to the risk of personal injury claims, employment and labor claims and others. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of such claims or of those that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could have a material adverse effect on our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, or adversely impact our ability to attract officers and trustees, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.
Risks Related to Investments in Real Estate Debt
Investments in real estate debt are subject to risks including various creditor risks and early redemption features that may materially adversely affect our results of operations and financial condition.
The debt and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate debt in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Real estate debt is also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
Our debt investments face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.
During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem debt if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. During periods of rising interest rates, the expected weighted average life of a debt investment may increase, which may decrease the expected yield on a debt investment purchased at a discount.
The market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. If the U.S. Federal Reserve or other relevant central banks increase benchmark interest rates, this could also negatively impact the price of debt instruments and could adversely affect the value of our investments and the NAV and price per share of our shares.
Reinvestment risk could affect the price for our shares or their overall returns.
Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our real estate debt portfolio’s current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.
Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.
Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war, or conflicts, demand and/or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.
The Adviser cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. These and other similar changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.
The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.
Our securities investments involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.
Certain risks associated with CMBS may adversely affect our results of operations and financial condition.
We invest a portion of our assets in pools or tranches of CMBS, including, but not limited to, single asset-single borrower (“SASB”) CMBS, conduit and agency-backed securities, collateralized loan obligations (“CLOs”) backed by commercial real estate (“CRE”) loans, and horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings and warehouse, lodging and entertainment, self-storage, and industrial properties, and which from time to time include assets or properties owned directly or indirectly by one or more Other Blue Owl Accounts. CMBS may be issued in a variety of issuances, including through private transactions, with varying structures including senior and subordinated classes.
Mortgage-backed securities may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain mortgage-backed securities may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.
The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.
Concentrated CMBS investments may pose specific risks beyond the control of the Adviser that may adversely affect our results of operations and financial condition.
Default risks with respect to CMBS investments may be further pronounced in the case of SASB CMBSs or CMBSs secured by a small or less diverse collateral pool, which is the majority of our real estate debt portfolio. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.
The quality of the CMBS is dependent on the credit quality and selection of the mortgages for each issuance.
CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.
Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.
Our CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without the Adviser’s consent.

There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.
The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.
We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.
We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by residential, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.
Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, tax credits and other operating expenses, governmental rules, regulations and fiscal policies, acts of God, terrorism, social unrest and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.
In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or real estate loan borrower, the mortgage or real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.
Our investments in RMBS, which may include government mortgage pass-through securities and non-agency RMBS, are subject to certain other risks which may adversely affect our results of operations and financial condition.
Our investments in RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States, but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.
We will face risks related to our investments in collateralized debt obligations.
We may also invest from time to time in collateralized debt obligations (“CDOs”). CDOs include, among other things, CLOs and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, CRE loans, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. Certain investments in CRE CLOs may be backed by transitional loans (as opposed to stabilized properties) for renovation or maintenance projects. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest. In addition, to the extent that a collateral manager of a CLO has the ability to reinvest underlying loan payments into new property loans (i.e., revolving pools), we will be reliant on the ability of the collateral manager to source and select new property loans for the CLO.
Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that we may invest in CDOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.
Risks Related to Our Relationship with Blue Owl, Our Adviser and the Investment Advisory Agreement
We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our real estate portfolio and our corporate operations, as well as the persons and firms the Adviser retains to provide services on our behalf. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Blue Owl’s (or its affiliate’s) businesses and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.
The Adviser’s inability to retain the services of key professionals could hurt our performance.
The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the Investment Committee or particular professionals employed by the Adviser, depending on the size and type of the investment. Accordingly, our success depends to a significant degree upon the contributions of certain key professionals employed by the Adviser, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisers, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with the us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. If any of these persons were to cease their association with us, our operating results could suffer. Although there are key professionals employed by the Adviser, we believe the “key person” concept to be inapplicable to our structure as a perpetual-life REIT and do not maintain key person life insurance on any person. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
We pay substantial fees and expenses to our Adviser and the Special Limited Partners, and these payments increase the risk that you will not earn a profit on your investment.
Pursuant to the Investment Advisory Agreement, we pay significant fees to our Adviser, and the Special Limited Partners hold a significant performance participation allocation. These payments may reduce our total return.
The management fee payable to our Adviser pursuant to the Investment Advisory Agreement is payable regardless of the performance of our portfolio, which may reduce our Adviser’s incentive to devote the time and effort increasing our total return.
The existence of the Special Limited Partners’ 12.5% performance participation allocation in our Operating Partnership, which is based on our total distributions plus the change in NAV per Share, may create an incentive for the Adviser to make riskier or more speculative investments on our behalf or cause us to use more leverage than it would otherwise make in the absence of such performance-based payments. In addition, the change in NAV per Share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the performance participation allocation may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of. Except in limited circumstances, the Special Limited Partners will not be obligated to return any portion of performance participation allocation due to the subsequent negative performance.
Because the management fee and performance participation allocation are based on our NAV, the Adviser may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, and the Dealer Manager may also be incentivized to sell more of our shares to increase aggregate NAV, which would, in each case, increase amounts payable to the Adviser and the Special Limited Partners, but may make it more difficult for us to efficiently deploy new capital. In addition, we are required to reimburse the Adviser or its affiliates for documented costs and expenses incurred by it and its affiliates on our behalf, except those specifically required to be borne by the Adviser under our Investment Advisory Agreement. Accordingly, to the extent that the Adviser retains other parties to provide services to us, expenses allocable to us will increase.
There are conflicts of interest in our relationships with our Adviser, which could result in outcomes that are not in our best interests.
We are subject to conflicts of interest arising out of our relationships with our Adviser. Pursuant to the Management Agreement, our Adviser is obligated to supply us with our management team. However, our Adviser is not obligated to dedicate any specific personnel exclusively to us, nor are the Blue Owl personnel provided to us by our Adviser obligated to dedicate any specific portion of their time to the management of our business. Additionally, our Adviser is an indirect wholly-owned subsidiary of Blue Owl.
We have acquired properties in which Blue Owl, the Adviser or their affiliates have an interest and intend to acquire or sell additional properties in which Blue Owl, the Adviser or their affiliates have or may have an interest. Similarly, the Adviser or its affiliates, including Blue Owl Real Estate Fund V (formerly, Oak Street Real Estate Capital Fund V) and Blue Owl Real Estate Net Lease Property Fund (formerly Oak Street Real Estate Capital Net Lease Property Fund), are currently active and may acquire or sell properties in which we have or may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions, subject to any requirements in our organizational documents, including any required approvals by our independent trustees. Additionally, we may engage in transactions directly with Blue Owl, the Adviser or their affiliates, subject to any requirements in our organizational documents. When we acquire a property from Blue Owl, the Adviser or one of their affiliates, including in connection with our acquisition of the initial portfolio from Other Blue Owl Accounts, or sell a property to Blue Owl, the Adviser or one of their affiliates, the purchase price we pay to Blue Owl, the Adviser or one of their affiliates or the purchase price paid to us by Blue Owl, the Adviser or one of their affiliates may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arms’ length negotiations with an unaffiliated third party. The Adviser will face conflicts of interest in determining this purchase price and there is no assurance that any conflict will be resolved in our favor.
Additionally, Blue Owl and Blue Owl Real Estate sponsor investment funds and intend to sponsor investment funds in the future and the economic terms of such funds may be more advantageous to Blue Owl and Blue Owl Real Estate than the economic terms received by the Adviser. As such, Blue Owl and Blue Owl Real Estate may be incentivized to prioritize the acquisition or disposition of any properties by such future funds over those of the Company.
The Adviser and Blue Owl also face conflicts of interest with respect to our continuous offering. As our NAV grows the Adviser’s management fee will grow as well and there will also be the potential for a larger incentive fee. This may incentivize the Adviser and Blue Owl to continue our offering even at times when it is not otherwise beneficial to us.
Our Adviser’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify our Adviser against certain liabilities. As a result, we could experience unfavorable operating results or incur losses for which our Adviser would not be liable.
Pursuant to the Investment Advisory Agreement, our Adviser will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our Board of Trustees in following or declining to follow its directives. Our Adviser maintains a contractual, as opposed to a fiduciary relationship, with us. Under the terms of the Investment Advisory Agreement, our Adviser, its officers, members and personnel, any person controlling or controlled by our Adviser and any person providing sub-advisory services to our Adviser will not be liable to us, any subsidiary of ours, our trustees, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our Adviser’s duties under the Investment Advisory Agreement.
In addition, we have agreed to indemnify our Adviser and each of its officers, directors, members, advisers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to criminal conduct, willful misfeasance, bad faith, gross negligence in or reckless disregard of the performance of the Adviser’s duties under the Investment Advisory Agreement, material breach of the Investment Advisory Agreement by the Adviser or an internal dispute among the Adviser, its affiliates and certain of their respective affiliates. As a result, we could experience unfavorable operating results or incur losses for which our Adviser would not be liable.
Termination of the Investment Advisory Agreement without cause could be difficult and costly and may cause us to be unable to execute our business plan, which could materially and adversely affect us.
If we fail to renew the Investment Advisory Agreement or the Investment Advisory Agreement is terminated, our Adviser’s obligation to provide us with our executive officers and personnel upon whom we rely for the operation of our business will end. As a result, the termination of the Investment Advisory Agreement could materially and adversely affect us and may inhibit change of control transactions that may be in the interest of our non-Blue Owl Real Estate affiliated shareholders.
If our Adviser ceases to be our Adviser pursuant to the Investment Advisory Agreement, counterparties to our agreements may cease doing business with us.
If our Adviser ceases to be our Adviser, it could constitute an event of default or early termination event under financing and other agreements we may enter into in the future, upon which our counterparties may have the right to terminate their agreements with us. If our Adviser ceases to be our Adviser for any reason, including upon the non-renewal of the Investment Advisory Agreement, our business and our ability to make distributions to our shareholders may be materially and adversely affected.
The Adviser and its affiliates, including our officers and some of our trustees, may face conflicts of interest caused by payment arrangements with us and our affiliates, which could result in increased risk-taking by us.
Certain investment advisers and other indirect subsidiaries of Blue Owl will receive substantial fees from us in return for their services, including the performance participation allocation. These fees could influence the advice provided to us. Generally, the more equity we sell in offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to the Dealer Manager and our Adviser. These payment arrangements could affect our Adviser’s or its affiliates’ judgment with respect to offerings of equity and investments made by us, which allow our Adviser or its affiliates to earn increased fees.
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the Investment Committee are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters.
The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers to which we may have exposure as landlord.
Our Adviser and its affiliates may provide a broad range of financial services to companies that may be our tenants, including providing arrangement, syndication, origination, structuring and other services to such companies, and will generally be paid fees for such services, in compliance with applicable law, by the companies. Any payment received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may enter into sale-leaseback transactions with companies in which Other Blue Owl Accounts provide lending or hold a minority interest. In the event of a restructuring, such Other Blue Owl Accounts would be a secured lender of the company and we would be an unsecured lender. The Adviser could, in certain circumstances, have an incentive not to pursue actions against a tenant that would be in the best interest of the Company. While the Adviser will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among the Other Blue Owl Accounts, such transactions are not required to be presented to the Company’s Board of Trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in the Company’s favor.

The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the Investment Committee and other executives and employees of our Adviser will hold and receive interests in Blue Owl and its affiliates, in addition to cash and carried interest. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans. In these circumstances, our Adviser has an incentive to favor these other investment companies or accounts over us. Finally, the Adviser will face conflicts of interest in connection with the acquisition of our initial portfolio from Other Blue Owl Accounts. In particular, although the initial portfolio acquisition was approved by our Board of Trustees based in part on independent appraisals, the purchase price paid and the timing of the various acquisitions will impact the performance-based fees that the Adviser is entitled to receive from such Other Blue Owl Accounts, which could incentivize the Adviser to cause us to acquire such assets at higher prices or acquire assets at inopportune times. Our Board of Trustees will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.
The performance participation allocation paid by us to the Special Limited Partners may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such payment arrangements. The way in which the performance participation allocation is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.
The fact that our base management fee is payable based upon our average gross assets (which includes any borrowings used for investment purposes) may encourage our Adviser to use leverage to make additional investments. Such a practice could make such investments more risky than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.
We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.
Our Adviser will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by our Adviser and its affiliates; payment to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on our Adviser’s use of “inside information” with respect to potential investments by us.
Specifically, we may co-invest in and/or compete for investments with the Other Blue Owl Accounts, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Adviser will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and reasonable basis and in accordance with the Adviser’s investment allocation policy in effect at the time (and subject to change), taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate in each client’s life cycle; targeted leverage level; targeted asset mix; and any other factors deemed appropriate.
The Adviser’s allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or Other Blue Owl Accounts.

Actions by our Adviser or its affiliates on behalf of their other accounts and clients may be adverse and harmful to us and our investments.
The Adviser and its affiliates manage assets for accounts other than us, including, but not limited to, the Blue Owl clients. Actions taken by the Adviser and its affiliates on behalf of the Blue Owl clients may be adverse to us and our investments, which could harm our performance. Decisions made with respect to the securities held by one of the Blue Owl clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by Other Blue Owl Accounts. While the Adviser and its affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to minimize the conflict could be challenged. If the Adviser and its affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.
We, directly or through our Adviser, may obtain confidential information about the companies that become our tenants or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, Blue Owl clients may invest in entities that manage companies that are our tenants and, as a result, may obtain additional confidential information about such companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.
The recommendations given to us by our Adviser may differ from those rendered to their other clients.
Our Adviser and its affiliates may give advice and recommend an investment to other clients which may differ from advice given to, or investments recommended or bought for, us even though such other clients’ investment objectives may be similar to ours, which could have an adverse effect on our business, financial condition and results of operations.
Risks Related to Our Organization and Structure
Blue Owl owns a significant number of shares. The control of the voting power of our shares by Blue Owl will provide it with substantial influence over matters requiring shareholder approval, including the election of trustees. Blue Owl may have interests that are different from yours and may vote in a way with which you disagree, and which may be adverse to your interests. In addition, this concentration of ownership and voting power could have the effect of delaying or preventing a change of control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the net asset value of the shares to decline or prevent our shareholders from realizing a premium over the net asset value for their shares.
Our shareholders generally have limited voting rights.
As permitted by Maryland law, our Declaration of Trust provides that we generally cannot (a) amend our Declaration of Trust if such amendment would materially and adversely affect the contract rights of our outstanding shares, or (b) consolidate, merge, convert, or transfer all or substantially all of its assets, unless the action is advised by our Board of Trustees and approved by the affirmative vote of shareholders or series or class of shareholders, as applicable, entitled to cast a majority of the votes entitled to be cast on the matter.

Our shareholders can also vote on the removal of trustees under limited circumstances and the election of successor trustees if the vacancy was created by removal of the trustee by shareholder vote, and such other matters as may be (a) provided in our Bylaws or (b) submitted to a shareholder vote by our Board of Trustees.
All other matters are subject to the discretion of our Board of Trustees. Thus, except as set forth above or in any class or series of our shares and subject to the restrictions on transfer and ownership of our shares contained in our Declaration of Trust, holders of shares do not have the right to vote on any matter.
Our Declaration of Trust contains provisions that may delay, defer or prevent an acquisition of our shares or a change of control and that provide the Adviser with substantial control of us following our private offering.
Our Declaration of Trust, with certain exceptions, authorizes our Board of Trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exception is granted by our Board of Trustees, no person may own more than 9.9% in value or in number, whichever is more restrictive, of our outstanding shares, or 9.9% in value of the aggregate of our outstanding shares of beneficial interest. These restrictions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or transfer of all or substantially all of our assets) that might provide a premium to the purchase price of our shares for our shareholders.
Conflicts of interest could arise between the interests of our shareholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our shareholders.
Conflicts of interest could arise as a result of the relationships between us, on the one hand, and our Operating Partnership or any limited partner thereof, on the other. Our trustees and officers have duties to us under applicable Maryland law. At the same time, we, as the sole general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Delaware law and the Operating Partnership Agreement in connection with the management of our Operating Partnership. Our duties as the general partner of our Operating Partnership and its limited partners may come into conflict with the duties of our trustees and officers to our Company.
Unless otherwise provided for in a partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. The Operating Partnership Agreement provides that, in the event of a conflict between the interests of the shareholders, on the one hand, and the separate interests of the limited partners of our Operating Partnership, on the other hand, we, in our capacity as the general partner shall endeavor in good faith to resolve the conflict in a manner not adverse to either the shareholders or the limited partners of our Operating Partnership and, in the event of such a conflict that cannot be resolved in a manner not adverse to both us, as the general partner, and the shareholders and to the limited partners of our Operating Partnership, may be resolved in favor of us, as the general partner, and the shareholders, and any action or failure to act on our part as the general partner of our Operating Partnership that gives priority to the separate interests of us, as the general partner, or our shareholders that does not result in a violation of the contract rights of the limited partners under the Operating Partnership Agreement, does not violate any duty owed by us, as the general partner, to the Operating Partnership and/or its partners or violate the obligation of good faith and fair dealing. The Operating Partnership Agreement further will provide that to the extent that we, in our capacity as the general partner of our Operating Partnership, have duties (including fiduciary duties) and liabilities relating thereto to the Operating Partnership or the limited partners of the Operating Partnership, we, as the general partner, shall not be liable to the Operating Partnership or to any other partners for all actions taken in good faith.
Our conflict of interest policy may not be successful in eliminating the influence of future conflicts of interest that may arise between us and our trustees, officers and employees.
We have adopted a policy that transactions in which our trustees, officers or employees have a material direct or indirect pecuniary interest must be approved by a majority of our disinterested trustees. Other than this policy, however, we may not adopt additional formal procedures for the review and approval of conflict of interest transactions generally. As such, our policies and procedures may not be successful in eliminating the influence of conflicts of interest.
Our Declaration of Trust contains a provision that expressly permits the Adviser and its affiliates and our trustees and officers affiliated with the Adviser to pursue transactions that may be competitive with, or complementary to, our business.

Blue Owl Real Estate is in the business of making investments in real estate and real estate-related enterprises and is under no obligation to engage in any transactions with us, to present any acquisition opportunities to us or to assist us in any way. Blue Owl Real Estate may compete with us for investments in properties and for tenants, and there is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Our Declaration of Trust provides that if the Adviser, any of its affiliates or any of our trustees or officers affiliated with the Adviser, acquires knowledge of a potential business opportunity, we renounce any potential interest or expectation in such business opportunity. Accordingly, the Adviser and its affiliates and our trustees and officers affiliated with the Adviser may exploit any business opportunity or direct such opportunity to any person or entity other than us, including acquisition opportunities that may be competitive with, or complementary to, our business. As a result, those acquisition opportunities may not be available to us and could materially and adversely affect our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.
Our Board of Trustees may change our major corporate, investment and financing policies without shareholder approval and those changes may materially and adversely affect our business, financial condition, results of operations and cash flows.
Our Board of Trustees will determine and may alter or eliminate our major corporate policies, including our acquisition, investment, financing, growth, operations and distribution policies and whether to maintain our status as a REIT. While our shareholders have the power to remove trustees in certain situations, our shareholders will have limited direct control over changes in our policies and those changes could materially and adversely affect our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.
Risks Related to Our Status as a REIT
If we (or any of our Subsidiary REITs) do not qualify as a REIT, or fail to remain qualified as a REIT, we (and each such Subsidiary REIT, as applicable) will be subject to U.S. federal income tax as a subchapter C corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.
We, and each of our subsidiary entities through which we currently invest in real estate that have elected to be taxed as REITs (our “Subsidiary REITs”), intend to operate in a manner that allows us, and our Subsidiary REITs, to qualify as a REIT for U.S. federal income tax purposes. Our qualification and our Subsidiary REITs’ qualification as a REIT will depend on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability and our Subsidiary REITs’ ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance and our Subsidiary REITs’ compliance with the REIT income and quarterly asset requirements also depend upon our ability to successfully manage the composition of our income and assets on an ongoing basis. For example, on an annual basis, at least 75% of our gross income (excluding gross income from prohibited transactions) must be derived directly or indirectly from certain categories of income prescribed by the Code, and rent that we (or a Subsidiary REIT) receive from a particular tenant will not satisfy this 75% gross income test (and thus could cause us or the applicable Subsidiary REIT to fail to qualify as a REIT) if we, or an owner of 10% or more of our shares (or the shares of the applicable Subsidiary REIT), directly, indirectly or constructively, owns 10% or more of the voting stock or the total number of shares of all classes of stock in, or 10% or more of the assets or net profits of, the tenant (subject to certain exceptions). In addition, the Code generally requires that we distribute annually at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains). We may not have sufficient liquidity to meet such distribution requirement. See generally “Certain U.S. Tax Considerations.”
Accordingly, there can be no assurance that the IRS will not contend that we have failed one or more of the REIT requirements. If we (or any of our Subsidiary REITs) were to fail to qualify as a REIT in any taxable year, we (and each applicable Subsidiary REIT) would be subject to U.S. federal corporate income tax on our taxable income, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for our operations or for distribution to our shareholders, which in turn could have a material adverse impact on the net asset value of our shares. Unless we were entitled to relief under certain Code provisions, we (and each applicable Subsidiary REIT) also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
Our qualification and taxation as a REIT will depend on our ability to meet on a continuing basis, through actual operating results, asset composition, distribution levels and diversity of share ownership, the various qualification tests imposed under the Code, and no assurance can be given that we will satisfy such tests on a continuing basis. See generally “Certain U.S. Tax Considerations” for additional information regarding these qualification tests.
Qualifying as a REIT involves highly technical and complex provisions of the Code.
Qualification as a REIT involves the application of highly technical and complex provisions of the Code and the Treasury Regulations promulgated thereunder for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification (and the qualification of our Subsidiary REITs) as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability and the ability of our Subsidiary REITs to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we (or our Subsidiary REITs) have no control or only limited influence, including in cases where we (or our Subsidiary REITs) own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
Our Board of Trustees is authorized to revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.
Our Declaration of Trust authorizes our Board of Trustees to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our Board of Trustees has duties to us and our shareholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our shareholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our shareholders, which may cause a reduction in the total return to our shareholders.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We (and our Subsidiary REITs) generally must distribute annually at least 90% of our REIT taxable income, as discussed above. In addition, we (and our Subsidiary REITs) will be subject to a 4% nondeductible excise tax if the actual amount that we distribute or are deemed to have distributed to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our shareholders, and our Subsidiary REITs intend to make distributions to the Operating Partnership, in order to comply with the REIT requirements of the Code and avoid U.S. federal income and excise taxes. From time to time, we (and our Subsidiary REITs) may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we (or any of our Subsidiary REITs) do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity (or increase the costs, or reduce the equity, of any of our Subsidiary REITs). Thus, compliance with the REIT requirements may hinder our ability and our Subsidiary REITs’ ability to grow, which could materially and adversely affect the net asset value of our shares.
Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we (and our Subsidiary REITs) remain qualified for taxation as a REIT, we (and our Subsidiary REITs) may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. In addition, we (or our Subsidiary REITs) may not be able to distribute all of our income in any given year, which would result in corporate-level taxes, and we (or our Subsidiary REITs) may not make sufficient distributions to avoid excise taxes. We (and our Subsidiary REITs) may also decide to retain certain gains from the sale or other disposition of our assets and pay income tax directly on such gains. In that event, our shareholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. However, shareholders that are tax-exempt would have no benefit from their deemed payment of such tax liability unless they file U.S. income tax returns and seek a refund of such tax. We may also be subject to state and local taxes on our income or assets, either directly or at the level of our Operating Partnership or at the level of the other entities through which we indirectly own our assets (e.g., at our Subsidiary REITs). Any of these taxes would decrease cash available for distribution to our shareholders.

Furthermore, to the extent that we (or any of our Subsidiary REITs) conduct operations outside of the United States, our operations would subject us to applicable non-U.S. taxes, regardless of our status as a REIT for U.S. federal income tax purposes.
Our ownership of, and relationship with, any taxable REIT subsidiary will be restricted and a failure to comply with the restrictions could jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS, directly or indirectly, owns more than 35% of the voting power or value of the stock will in turn automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at the relevant corporate income tax rates on any income that it earns, and there is no requirement that a TRS must make a distribution of its taxable income to the parent REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Although we plan to monitor our investments in TRSs, there can be no assurance that we will be able to comply with the 20% limitation or avoid the application of the 100% excise tax, each as discussed above.
Applicable REIT laws may restrict certain business activities.
As a REIT, we will be subject to various restrictions on our income, assets and activities. Business activities that could be affected by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate. Due to these restrictions, we anticipate that we will conduct certain business activities, including those mentioned above, in one or more of our TRSs. Our TRSs (if any) will be taxable as subchapter C corporations and subject to federal, state, local and, if applicable, non-U.S. taxation on their taxable income.
Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.
To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, U.S. government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders. In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our shareholders and the ownership of our shares. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.
Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.
Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.
We may be subject to built-in gains tax on the disposition of certain of our assets.
If we acquire certain assets from a subchapter C corporation in a tax-deferred transaction, we may be subject to a built-in gain tax on a future disposition of such assets. If we dispose of any such assets during the five-year period following acquisition of the assets, we will be subject to U.S. federal income tax, and applicable state and local taxes, at the applicable corporate income tax rates on any gain recognized from the disposition of such assets to the extent of any “built-in gain.” Built-in gain means the excess of (i) the fair market value of the assets on the date that they were contributed to or acquired by us in a tax-deferred transaction over (ii) the adjusted tax basis of such assets on such date. Our measurement of built-in gains takes into account our allocable share of the built-in gain in the assets of any partnership in which we hold an interest. We would be subject to this corporate-level income tax liability (without the benefit of the deduction for dividends paid) even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and the distribution requirement. We may choose to forgo otherwise attractive opportunities to sell assets in a taxable transaction during the five-year built-in gain recognition period in order to avoid this built-in gain tax. However, there can be no assurance that such a taxable transaction will not occur. The amount of any such built-in gain tax could be material and the resulting tax liability could have a negative effect on our cash flow and limit our ability to pay distributions required to maintain our status as a REIT.
We may be subject to adverse legislative or regulatory tax changes that could reduce our operating cash flows or profitability or your after-tax return on an investment in our shares.
There are a number of issues associated with an investment in a REIT that are related to the U.S. federal income tax laws, including, but not limited to, the consequences of a company’s failing to qualify or to continue to qualify as a REIT and the tax rates applicable to REITs and their shareholders. At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or modified. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We, our Subsidiary REITs and our shareholders could be materially and adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.
In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. and non-U.S. income tax laws applicable to investments in real estate, REITs, similar entities and investments. Additional changes may continue to occur in the future, both in and outside of the United States, and may impact our taxation, the taxation of our Subsidiary REITs or that of our tenants or shareholders.
Our shareholders and prospective investors are urged to consult with their own tax advisers regarding the status of legislative, regulatory or administrative developments and proposals with respect to taxation and their potential effect on an investment in our shares.
Federal income tax provisions applicable to REITs may restrict our business decisions regarding the potential sale of properties.
The U.S. federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% excise tax. Under existing law, whether property is held as inventory or primarily for sale in the ordinary course of business depends upon all of the facts and circumstances with respect to the particular transaction. We (and our Subsidiary REITs) intend to hold our properties for investment with a view to income and long-term appreciation, to engage in the business of acquiring and owning properties and to make occasional sales of properties consistent with our investment objectives. In such event, the property disposition would not be subject to these prohibited transaction rules. There can be no assurance, however, that the IRS will not contend that one or more of these sales are subject to the 100% excise tax. Moreover, the potential application of this penalty tax could deter us from selling one or more properties even though it otherwise would be in the best interests of us and our shareholders for us to do so. There is a statutory safe harbor available for a limited number of sales in a single taxable year of properties that have been owned by a REIT for at least two years, but that safe harbor likely would not apply to all sales transactions that we might otherwise consider. As a result, we may not be able to vary our portfolio promptly in response to economic or other conditions or on favorable terms, which may materially and adversely affect us.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
If our Operating Partnership failed to be treated as a pass-through entity for U.S. federal income tax purposes, we could cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our Operating Partnership as a pass-through entity for U.S. federal income tax purposes, it would be taxable as a corporation. Were this to occur, it would reduce the amount of distributions that our Operating Partnership could make to us. This could also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. We cannot guarantee that the IRS will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale- leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and the timing of our income inclusion could differ from that of the lease payments. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or the "gross income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.
We may face risks applicable to benefit plan investors.
We intend to conduct our affairs so that our assets should not be deemed to be “plan assets” of any “benefit plan investor” within the meaning of Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the United States Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). In this regard, until such time as each class of the shares are considered “publicly-offered securities” (within the meaning of the Plan Asset Regulations), we intend to limit investment in each class of shares by “benefit plan investors” to less than 25% of the total value of each class of shares (within the meaning of the Plan Asset Regulations). Accordingly, the Adviser will have the power to take certain actions to avoid having our assets characterized as “plan assets,” including, without limitation, placing restrictions on Share purchases, redemptions and participation in the distribution reinvestment plan, and requiring a shareholder to dispose of all or part of its shares. In addition, during any period when a “plan asset” condition may exist or may have existed, any ERISA investor will be deemed to have automatically appointed the Adviser as their ERISA fiduciary in connection with the management of our assets during any period in which the “plan asset” condition exists.
If, notwithstanding our intent, our assets were deemed to be “plan assets” under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the “benefit plan investor” for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of “benefit plan investors” who decide to invest in us could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in us or as co-fiduciaries for actions taken by or on behalf of us, Blue Owl Real Estate or the Adviser. With respect to a “benefit plan investor” that is an individual retirement account (“IRA”) that invests in us, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.
The fiduciary of each prospective investor must independently determine that our shares are an appropriate investment, taking into account the fiduciary’s obligations under ERISA, the Code and applicable similar laws, and the facts and circumstances of each investing Plan investor.

Tax Risks Related to Investing in Our Shares
Non-U.S. holders may be subject to U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of our shares.
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. Proposed Treasury regulations issued on December 29, 2022 modify the existing criteria for qualification as a domestically controlled REIT and provide that the ownership by non-U.S. persons will be determined by looking through pass through entities and certain U.S. corporations, among others. We cannot assure you that we will qualify as a domestically controlled REIT under the proposed regulations or the final rules if and when enacted or otherwise. If were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of our shares would be subject to tax under FIRPTA, unless (i) our shares were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our shares. However, we do not expect our shares to be regularly traded on an established securities market. Furthermore, certain distributions by us may be subject to tax under FIRPTA unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied, subject to certain exceptions.
A non-U.S. holder other than a “qualified shareholder” or a “withholding qualified holder,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our shares, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our shares. In addition, a repurchase of our shares, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.
Potential non-U.S. holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of our shares.
We may in the future choose to pay dividends in the form of our own shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.
We may seek in the future to distribute taxable dividends that are payable in cash or our shares. Shareholders (other than shareholders that are generally exempt from U.S. federal income tax) receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the net asset value of our shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to the shares sold that could not be used to offset such dividend income.
Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
With limited exceptions, dividends received from us by most U.S. shareholders that are individuals, trusts or estates are not eligible for taxation at the preferential income tax rates applicable to qualified dividends generally received from taxable subchapter C corporations, but generally are eligible for the lower effective tax rates applicable to qualified REIT dividends under Section 199A of the Code, which is currently scheduled to sunset in 2025. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay qualified dividends, which could inhibit our ability to grow or pursue certain investment opportunities.
Risks Related to our Private Offering and Ownership of Our Shares
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We have a limited operating history and may not be able to achieve our investment objectives. We cannot assure you that the past experiences of the Adviser and its affiliates will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares may entail more risk than the common shares of beneficial ownership of a REIT with a substantial operating history.
The cash available for distribution to shareholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.
All distributions will be made at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our REIT qualification, limitations under Maryland law and other factors as our Board of Trustees may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital generally is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that such distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.
Our use of OP Units as consideration to acquire properties could result in shareholder dilution or limit our ability to sell such properties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have and may in the future acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units, which may result in shareholder dilution. The value attributable to such OP Units will be determined based on negotiations with the single-tenant net leased property seller and, therefore, may not reflect the fair market value of such OP Units if a public market for such OP Units existed. If the value of such OP Units is greater than the value of the related single-tenant net leased property, your interest in us may be diluted. Additionally, this acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell properties at a time, or on terms, that would be favorable absent such restrictions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
You may be restricted from acquiring or transferring certain amounts of our shares.
The share ownership restrictions of the Code for REITs and the 9.9% share ownership limit in our Declaration of Trust may inhibit market activity in our shares and restrict our business combination opportunities.
In order to qualify as a REIT for each taxable year beginning in the last half of 2023, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding shares at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares of beneficial interest under this requirement. Additionally, at least 100 persons must beneficially own our shares during at least 335 days of a taxable year for each taxable year beginning in 2023. To help ensure that we meet these tests, our Declaration of Trust restricts the acquisition, transfer and ownership of our shares.
Our Declaration of Trust, with certain exceptions, requires our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board of Trustees, our Declaration of Trust prohibits any person from beneficially or constructively owning (a) more than 9.9% in value or number of shares, whichever is more restrictive, of the outstanding shares or (b) more than 9.9% (in value or number of shares, whichever is more restrictive) of the aggregate of our shares of all classes or series, or such other percentages determined by our Board of Trustees in accordance with our Declaration of Trust. Our Board of Trustees may not grant an exemption from this restriction to any person if such exemption would result in our failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if our Board of Trustees determines in good faith that it is no longer in our best interests to continue to qualify as a REIT.
Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.
Holders of our shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust authorizes us to issue an unlimited number of shares of beneficial interest, par value $0.01 per share, including an unlimited number of common shares, of which an unlimited number of shares are classified as Class S Shares, an unlimited number of shares are classified as Class D Shares and an unlimited number of shares are classified as Class I Shares, and an unlimited number of preferred shares of beneficial interest, par value $0.01 per share. In addition, our Board of Trustees may amend our Declaration of Trust from time to time to decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. After a shareholder purchases shares in our private offering, our Board of Trustees may elect, without shareholder approval, to: (1) sell additional shares in this or future offerings; (2) issue common shares or units in our Operating Partnership in private offerings; (3) issue common shares or units in our Operating Partnership upon the exercise of the options we may grant to our Independent Trustees, officers, or future employees; (4) issue common shares or units in our Operating Partnership to the Adviser or the Special Limited Partners, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue common shares or units in our Operating Partnership to sellers of properties we acquire; or (6) issue equity incentives to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive arrangements. To the extent we issue additional common shares after a shareholder purchases shares in our private offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional OP Units after a shareholder purchases shares in our private offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the OP Units may, in the discretion of our Board of Trustees, be exchanged for common shares, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of common shares, thereby diluting the percentage ownership interest of other shareholders. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common shares held by our shareholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common shares held by our shareholders.
There is no public trading market for our shares; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
There is no current public trading market for our shares, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. An investment in the Company should be viewed as an illiquid investment. We expect to continue to repurchase shares at a price equal to the NAV per share of the applicable class as of the last calendar day of the first month of the applicable calendar quarter and not based on the price at which you initially purchased your shares, except that, subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 98% of the repurchase price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan.
Your ability to have your shares repurchased is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our Board of Trustees may make exceptions to modify or suspend our share repurchase plan if it deems such action to be in our best interest.
We may choose to repurchase fewer shares than have been requested in any particular calendar quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold our shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any particular calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the preceding three months for which NAV is available). Shares or units issued to the Adviser and its affiliates under our management fee, to Blue Owl Capital Holdings and its related parties for the Upfront Equity Investment, to Blue Owl Capital Holdings as payments of interest for its unsecured loan to the Operating Partnership, or for a Special Limited Partner’s performance participation interest are not subject to these repurchase limitations. Further, our Board of Trustees may make exceptions to, modify, or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest. Our Board of Trustees cannot terminate our share repurchase plan absent a liquidity event which results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any applicable calendar quarter, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the second month of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.
The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. In addition, it is uncertain as to when profits, if any, will be realized. Losses on unsuccessful investments could be realized before gains on successful investments are realized. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our Board of Trustees to consider at least quarterly whether the continued suspension of the plan is in the best interest of the Company and its shareholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See “Part I. Item 1. Business—Share Repurchase Plan.”
Economic events that may cause our shareholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Events affecting the economic conditions in the United States and/or elsewhere or globally, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system or market volatility (including as a result of the ongoing hostilities between Russia and Ukraine and more recently, conflict and escalating tensions in the Middle East), could cause our shareholders to seek repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
In addition, shareholders may seek to have some or all of their shares repurchased. A significant volume of repurchase requests in a given period may cause requests to exceed the 5% quarterly limits under our share repurchase plan, resulting in less than the full amount of repurchase requests being satisfied in such period.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares less attractive to investors.
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
The amount and source of distributions we may make to our shareholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.
We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. We have a limited track record and may not generate sufficient income to make distributions to our shareholders. Our Board of Trustees (or a committee of our Board of Trustees) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:
•our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•our inability to realize attractive risk-adjusted returns on our investments;
•high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•defaults in our investment portfolio or decreases in the value of our investments.
As a result, we may not be able to make distributions to our shareholders at any time in the future, and the level of any distributions we do make to our shareholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.
We may not generate sufficient cash flow from operations to fully fund distributions to shareholders. Therefore, we may fund distributions to our shareholders from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our shares or Operating Partnership units), the sale of our assets, and repayments of our real estate debt investments. We may also defer operating expenses or pay expenses (including the fees of the Adviser or distributions to the Special Limited Partners) with our shares or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from the Adviser or the Special Limited Partners shortly after issuing such units or shares. The payment of expenses in our shares or with Operating Partnership units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partners are under no obligation to receive future fees or distributions in our shares or Operating Partnership units and may elect to receive such amounts in cash.
Purchases and repurchases of our shares are not made based on the current NAV per share of our shares.
Generally, our transaction price per share will equal the NAV per share of the applicable class as of the last calendar day of the prior month and the repurchase price will equal the NAV per share of the applicable class as of the last calendar day of the first month of the calendar quarter. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our shares, however, the NAV per share of the applicable class as of the last calendar day of the prior month will generally continue to be used as the transaction price per share and the NAV per share as of the last calendar day of the first month of the calendar quarter will generally continue to be used repurchase price per share. In exceptional circumstances, we may in our sole discretion, but are not obligated to, offer and repurchase shares at a different price that we believe reflects the NAV per share of such shares more appropriately than the NAV per share on the last calendar day of the prior month or as of the last calendar day of the first month of the calendar quarter (as applicable), including by updating a previously available offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month or as of the last calendar day of the first month of the calendar quarter (as applicable) and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time.

Valuations and appraisals of our real estate and real estate debt are estimates of fair value and may not necessarily correspond to realizable value.
For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Each property will be valued by an independent third-party appraisal firm annually. Annual appraisals may be delayed for a short period in exceptional circumstances. Thereafter, valuations of properties will generally be determined by the Adviser based in part on appraisals of each of our properties by independent third-party appraisal firms at least once per year in accordance with valuation guidelines and expected to be approved by our Board of Trustees. The Adviser will value our properties monthly, based on current material market data and other information deemed relevant, with review and confirmation for reasonableness by our independent valuation advisor.
Investments in real estate debt and other securities with readily available market quotations will be valued monthly at fair market value. Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations and thus will generally be fair valued by the Adviser. In the case of loans acquired by us, such initial value will generally be the acquisition price of such loan. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by the Adviser within the first full month after we invest in such investment and no less than monthly thereafter. Additionally, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. For more information regarding our valuation process, see “Net Asset Value Calculation and Valuation Guidelines.”
Although monthly valuations of each of our real properties will be reviewed and confirmed for reasonableness by our independent valuation advisor, such valuations are based on asset- and portfolio-level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real property, which information will not be independently verified by our independent valuation advisor.
Similarly, each month, our independent valuation advisor will review and confirm for reasonableness our monthly valuations of our real estate debt and other securities for which market quotations are not readily available. However, such valuations are based on information provided by the Adviser, which information will not be verified by our independent valuation advisor. While the independent valuation advisor reviews for reasonableness the assumptions, methodologies and valuation conclusions applied by the Adviser for our property and certain real estate debt and other securities valuations as set forth in our valuation guidelines, the independent valuation advisor is not responsible for, and does not calculate, our NAV, and the Adviser is ultimately and solely responsible for the determination of our NAV.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. In recent months, there has been limited transaction volume in private real estate which increases the degree of difficulty in determining appropriate valuations. This market environment in particular makes it more difficult to value the initial portfolio we are acquiring from Other Blue Owl Accounts. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares, the price we paid to repurchase our shares or NAV-based fees we paid to the Adviser and the Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price a shareholder will pay for our shares in our private offering is generally based on the NAV per share on the last calendar day of the prior month, and the price at which their shares may be repurchased by us pursuant to our share repurchase plan is generally based on the NAV per share as of the last calendar day of the first month of the calendar quarter, a shareholder may pay more than realizable value or receive less than realizable value for their investment.
Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

We anticipate that the annual appraisals of our consolidated properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per year. When these appraisals are considered by the Adviser for purposes of valuing the relevant property, there may be a material change in our NAV per share amounts for each class of our shares from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our shares to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Adviser’s determination of our monthly NAV per share will be based in part on (i) annual appraisals of each of our properties provided by independent third-party appraisal firms in individual appraisal reports, and (ii) monthly valuations of our real estate, debt, investments in real estate debt, and other securities for which market prices are not readily available provided by the Adviser (with valuations of real estate, debt, and investments in real estate debt reviewed by the independent valuation advisor), each in accordance with valuation guidelines approved by our Board of Trustees. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our real estate and real estate debt, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate and real estate debt or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either shareholders who repurchase their shares, or shareholders who buy new shares, or existing shareholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods used by our Adviser and State Street Bank and Trust Company (“State Street”) to calculate our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase our shares, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our shares and the amount of the Adviser’s management fee and the Special Limited Partners’ performance participation allocations. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our shares were sold or repurchased or on the amount of the Adviser’s management fee or the Special Limited Partners’ performance participation allocations, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Adviser’s policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated under “Net Asset Value Calculation and Valuation Guidelines.”
You may have current tax liability on distributions you elect to reinvest in our shares.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our shares to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.
Risks Related to the DST Program
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
Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into specific Delaware statutory trusts and then sell interests, via its taxable REIT subsidiary (TRS), in such trusts to third-party investors. We may indirectly hold long-term leasehold interests in the properties pursuant to master leases that are fully guaranteed by our Operating Partnership, while the third-party investors indirectly hold some or all of the interests in the real estate. There can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Although we will hold the FMV Purchase Option or FMV Real Estate Option to reacquire the real estate through a purchase of interests in the Delaware statutory trust or interest in the Delaware statutory trust’s right, title, and interests in one or more of the properties themselves, the purchase price will be based on the then-current fair market value of the third-party investors’ interests in the real estate, which will be greatly impacted by the rental terms fixed by the long-term master lease. Under the lease, we would be responsible for subleasing the property to occupying tenants until the earlier of the expiration of the master lease or our exercise of the FMV Purchase Option or FMV Real Estate Option, which means that we would bear the risk that the underlying cash flow from the property and all capital expenditures may be less than the master lease payments at such time. Therefore, even though we will no longer own the underlying real estate, because of the potential fixed terms of any long-term master lease guaranteed by our Operating Partnership, negative performance by the underlying properties could require the Operating Partnership to make payments to fulfill its guaranteed obligations and, thus, reduce cash available for distributions to our shareholders and would likely have an adverse effect on our results of operations and NAV.
We may own beneficial interests in trusts owning real property that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.
In connection with the launch of our DST Program, we may own beneficial interests in trusts owning real property that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our shareholders. The agreements used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our shareholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Our operations are highly dependent on the information systems and technology of Blue Owl, the indirect affiliate of our Adviser, which has implemented a cybersecurity management program. Below are details Blue Owl has provided to us regarding its cybersecurity program that are relevant to us.
Cybersecurity Processes and Risk Assessment
Blue Owl’s cybersecurity program is focused on (i) protecting the confidentiality of business, client, investors in its funds and its employee information; (ii) maintaining the security and availability of systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes, and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Blue Owl’s Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and their team are responsible for implementing Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks, and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).

Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and helping identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed by Blue Owl IT Management for remediation. When Blue Owl engages vendors and other third-party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Blue Owl conducts regular phishing tests and provides additional training as appropriate.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess and manage cybersecurity events. The framework is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by an internal team that is responsible for enterprise-wide cybersecurity strategy, policies, engineering and processes. The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.
Our Board of Trustees has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management to the Audit Committee. Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as well as our full Board of Trustees, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2023, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Operations—Cybersecurity risks and cyber incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.” and “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Operations—Increased data protection regulation may result in increased complexities and risks in connection with the operation of our business and products.”
ITEM  2.    PROPERTIES
Our corporate headquarters are located at 30 N. LaSalle St., Suite 4140 Chicago, IL, 60602. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted. For an overview of our real estate investments, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Portfolio.”

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of December 31, 2023, we were not involved in any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Shares
Our common shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common shares. The Offering consists of three classes of shares of our common shares: Class S Shares, Class D Shares and Class I Shares. As of March 14, 2024, there were 6,861 holders of record of our Class S Shares, 2 holders of record of our Class D Shares, and 4,380 holders of record of our Class I Shares.
The share classes have different upfront transaction fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.
The Dealer Manager, an affiliate of the Adviser, serves as the dealer manager for the Offering. No upfront selling fees will be paid to the Company or Dealer Manager with respect to the Class S, Class D and Class I Shares, however, for Class S and Class D Shares that are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, limited to a percent of the transaction price. The following table details the upfront transaction fees and ongoing shareholder servicing fees:

	Class S	Class D	Class I
Transaction fees (% of transaction price)	up to 3.50%	up to 1.50%	—%
Shareholder servicing fees (% of NAV)	0.85%	0.25%	—%
The purchase price per share of each class will be equal to the then-current transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month. Our NAV for each class of shares will be based on the net asset value of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deductions of any liabilities (including the allocation/accrual of any performance participation to the Special Limited Partners and the deduction of any ongoing service fees specifically applicable to such class of shares). See “—NAV and NAV Per Share Calculation” for more information about the calculation of NAV per share.

The following table presents our month NAV per share for each of the three classes of our common shares from the period of Inception through December 31, 2023:

	Class S	Class D	Class I
September 30, 2022	10.2696	10.2696	10.2711
October 31, 2022	10.2185	10.0675	10.2678
November 30, 2022	10.2140	10.1239	10.2661
December 31, 2022	10.2272	10.1171	10.2798
January 31, 2023	10.1305	10.0239	10.1834
February 28, 2023	10.3010	10.2023	10.3571
March 31, 2023	10.1300	10.0244	10.1885
April 30, 2023	10.1278	10.0185	10.1879
May 31, 2023	10.1454	10.0356	10.2058
June 30, 2023	10.2594	10.1473	10.3210
July 31, 2023	10.2601	10.1507	10.3234
August 31, 2023	10.2731	10.1630	10.3369
September 30, 2023	10.2937	10.1827	10.3584
October 31, 2023	10.2967	10.1851	10.3623
November 30, 2023	10.2744	10.1625	10.3404
December 31, 2023	10.0822	9.9762	10.1468

Net Asset Value
Our Board of Trustees, including a majority of our Independent Trustees, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are intended to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments.
The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements. The Adviser will calculate the fair value of our real estate properties based on factors it considers relevant, such as data obtained from the Adviser’s experience in the market, the most recent values provided by third-party independent appraisers, and input from brokerage firms and/or real estate consulting professionals.
Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. Shareholders should not consider NAV to be equivalent to shareholders’ equity or any other GAAP measure.
Valuation of Investments
Consolidated Properties
For the purposes of calculating our monthly NAV, our properties will initially be valued at cost, which we expect to represent fair value at that time, subject to any variation pursuant to our valuation guidelines. In accordance with GAAP, we determine whether the acquisition of a property qualifies as an asset acquisition or business combination. We capitalize acquisition-related costs associated with asset acquisitions and expense such costs associated with business combinations.
Each property will be valued by an independent third-party appraisal firm annually. Upon conclusion of the appraisal, the independent third-party appraisal firm prepares a written report with an estimated range of gross market value of the property. Concurrent with the appraisal process, the Adviser values each property and, taking into account the appraisal, among other factors, determines the appropriate valuation within the range provided by the independent third-party appraisal firm.
The Adviser will value our properties monthly, based on current material market data and other information deemed relevant, with review and confirmation for reasonableness by our independent valuation advisor. When an annual appraisal is received, our valuations will fall within the range of the third-party appraisal; however, updates to valuations thereafter may be outside of the range of values provided in the most recent third-party appraisal. Although monthly reviews of each of our real property valuations will be performed by our independent valuation advisor, such reviews are based on asset and portfolio level information provided by the Adviser, including historical or forecasted operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned estimated capital expenditures, the then-most recent annual third-party appraisals, and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation advisor.
The Adviser will monitor our properties for events that the Adviser believes may be expected to have a material impact on the most recent estimated values of such property, and will notify our independent valuation advisor of such events. If, in the opinion of the Adviser, an event becomes known to the Adviser (including through communication with our independent valuation advisor) that is likely to have any material impact on previously provided estimated values of the affected properties, the Adviser may adjust the valuation of such properties, subject to the review and confirmation for reasonableness of our independent valuation advisor. If deemed appropriate by the Adviser or our independent valuation advisor, any necessary adjustment will be determined as soon as practicable. Annual appraisals may also trigger an adjustment in the value of a property when received.
Real estate appraisals will be reported on a free and clear basis (for example, without taking into consideration any mortgage on the property), irrespective of any property level financing that may be in place. We expect to use the income capitalization approach (direct capitalization or discounted cash flows) as the primary methodology to value properties, and we generally expect to use the direct capitalization method more frequently than the discounted cash flow method. In the direct capitalization method, a capitalization rate is applied to the forward 12 months net operating income of each property to derive fair market value. In the discounted cash flow methodology, a property’s value is calculated by discounting the estimated cash flows and the anticipated terminal value of the subject property by the assumed new buyer’s normalized weighted average cost of capital for the subject property. Consistent with industry practices, the income approach may incorporate subjective judgments regarding comparable rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence as well as the residual value of the asset as components in determining value. Other methodologies that may also be used to value properties include sales comparisons and replacement cost approaches. Under the sales comparison approach, the independent third-party appraiser develops an opinion of value by comparing the subject property to similar, recently sold properties in the surrounding or competing area. The replacement cost approach relies on the principle of substitution, which holds that when a property is replaceable in the market, its value tends to be set at the cost of acquiring an equally desirable substitute property, assuming that no costly delay is encountered in making the substitution.
Unconsolidated Properties Held Through Joint Ventures
Unconsolidated properties held through joint ventures generally will be valued in a manner that is consistent with the guidelines and standards described above for consolidated properties, except that portfolios of unconsolidated properties may be classified in groups based on certain factors, including but not limited to, property status (e.g., vacant, operating), type of property (e.g., retail, manufacturing), regional location of property, and remaining lease term. The independent valuation advisor may provide positive assurances on the values of a portion of the properties in each group of such an unconsolidated portfolio each month, with each property receiving a positive assurance from the independent valuation advisor on an annual basis or more frequently. In addition, annual third-party appraisals may be performed on a portion of the properties in each group of such an unconsolidated portfolio each year.
Once we determine the fair value of any other assets and liabilities of the joint venture, the value of our interest in the joint venture would then be determined by the Adviser using a hypothetical liquidation calculation to value our interest in the joint venture, which would be a percentage of the joint venture’s NAV. Unconsolidated properties held in a joint venture that acquires multiple properties over time may be valued as a single investment.
Valuation of Assets and Liabilities Associated with the DST Program
Due to the Company’s continuing involvement with each DST Property through the master lease arrangement (if applicable) and/or the FMV Purchase Option or FMV Real Estate Option, we will include each DST Property in the calculation of NAV at its fair market value (without taking into account the master lease obligations) in the same manner as described under “Valuation of Investments—Consolidated Properties.” The cash received by us in exchange for the indirect sale of interests in each DST Property will be valued as an asset with a corresponding liability, initially equal to the cash received. Accordingly, the indirect sale of interests in each DST Property will have no initial net effect on our NAV.
No later than three full calendar months from the close of the offering of each DST Property, our independent valuation advisor will determine the value of the DST Property (taking into account the master lease obligations, if any) no less frequently than quarterly, and that value will be multiplied by the third-party investors’ percentage interest in the DST Property to determine the fair value of the corresponding liability on an ongoing basis.
In the event the FMV Purchase Option or FMV Real Estate Option expires or is terminated without being exercised by the Operating Partnership, the DST Property value will be reduced by the pro rata portion owned by third-party investors with an offsetting reduction in the corresponding liability.
Valuation of Real Estate Debt and Other Securities
In general, real estate debt and other securities will be valued by the Adviser based on market quotations or at fair value determined in accordance with GAAP. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.
Readily available market quotations
Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers for certain of our real estate debt and other securities. Securities that are traded publicly on an exchange or other public market (stocks, exchange traded derivatives and securities convertible into publicly-traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades.
No readily available market quotations
If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Adviser. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these investments existed and the differences could be material. Market quotes are considered not readily available in circumstances where there is an absence of current or reliable market-based data (e.g., trade information, bid/ask information, or broker-dealer quotations).
Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations.
In the case of loans acquired by us, such initial value will generally be the acquisition price of such loan. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by the Adviser within the first full month after we make such investment and no less frequently than monthly thereafter in accordance with the procedures set forth in the immediately following paragraph.
To conduct its initial monthly valuations of such loan investments, the Adviser will initially determine if there is adequate collateral real estate value supporting such investments and whether the investment’s yield approximates market yield. If the market yield is estimated to approximate the investment’s yield, then such investment is valued at its par value. If the market yield is not estimated to approximate the investment’s yield, the Adviser will project the expected cash flows of the investment based on its contractual terms and discount such cash flows back to the valuation date based on an estimated market yield.
For each month that the Adviser does not perform a valuation of such investments, it will review such investment to confirm that there have been no significant events that would cause a material change in value of such investment. Our independent valuation advisor will generally review and confirm the reasonableness of the valuation of our real estate debt investments without readily available market quotations upon the Adviser’s initial valuation of such investment and each month thereafter.
Liabilities
We will include the fair value of our liabilities as part of our NAV calculation. We expect that these liabilities will include the fees payable to the Adviser and the Dealer Manager, any accrued performance participation allocation to the Special Limited Partners, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Liabilities related to ongoing servicing fees will be allocable to a specific class of shares and will only be included in the NAV calculation for that class, as described below. Our debt will be valued at fair value in accordance with GAAP. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser through September 1, 2023 will not be recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs. The Adviser’s valuation of each investment’s liabilities, including any third-party incentive fee payments or investment level debt, deal terms and structure will not be reviewed by the independent valuation advisor or appraised.
NAV and NAV Per Share Calculation
Each class will have an undivided interest in our assets and liabilities, other than class-specific ongoing servicing fees. In accordance with the valuation guidelines, our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components, including the estimated fair value of (1) each of our properties (including the DST Properties), (2) our real estate debt and other securities for which third-party market quotes are available, (3) our other real estate debt and other securities, if any, and (4) our other assets and liabilities. The NAV for each class of shares will be based on the net asset values of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any performance participation to the Special Limited Partners and the deduction of any ongoing servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, any class-specific adjustments are incorporated into our NAV, including additional issuances and repurchases of our Shares and accruals of class-specific ongoing servicing fees. For each applicable class of shares, the ongoing servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of Shares outstanding for that class at the end of such month.

Our total NAV presented in the following tables includes the NAV of our Class S, Class D, and Class I Shares, as well as the partnership interests of NLT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of December 31, 2023 (dollars are in thousands):

Components of NAV	December 31, 2023
Cash and cash equivalents	$59,087
Restricted cash	77,583
Investments in real estate	2,846,863
Investment in leases - Financing receivables	567,067
Investments in real estate debt	87,209
Intangible assets	156,488
Investments in unconsolidated entities	712,205
Other assets	21,521
Mortgage notes and credit facility	(1,856,923)
Affiliate line of credit	(200,000)
Due to Affiliates	(7,702)
Accounts payable and accrued expenses	(82,143)
Other liabilities	(44,402)
Net Asset Value	$2,336,853
Number of outstanding shares/units	230,966,886
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2023 (dollars are in thousands except for per share amounts):

NAV per share	Class S Shares		Class D Shares	Class I Shares (1)	Third - Party Operating Partnership Units (2)	Total
NAV	$928,246		$44,781	$1,069,343	$294,483	$2,336,853
Number of outstanding shares/units	92,068,163	(1)	4,488,818	105,387,598	29,022,307	230,966,886
NAV Per Share/Unit as of December 31, 2023	$10.0822		$9.9762	$10.1468	$10.1468
__________________
(1)Includes 3,735,867 Class I Shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of NLT OP held by the Special Limited Partner and parties other than us.
The following table details the weighted average capitalization rate by property type, which is the key assumptions used in the valuations as of December 31, 2023:

Property Type	Capitalization Rate
Industrial	5.5%
Land	6.9%
Office	7.7%
Retail	6.2%
These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Land	Office	Retail
Capitalization Rate	0.25 % Decrease	+3.9%	+3.5%	+3.5%	+4.4%
(weighted average)	0.25 % Increase	(3.6)%	(3.2)%	(3.3)%	(4.2)%

The following table reconciles shareholders’ equity and NLT OP partner’s capital per our Consolidated Balance Sheet to our NAV (in thousands):

December 31, 2023
Shareholder's equity	$1,820,751
Non-controlling interests attributable to NLT OP	256,464
Redeemable non-controlling interests	17,976
Redeemable common shares	38,418
Total partners' capital of NLT OP under GAAP	2,133,609
Adjustments:
Accrued shareholder servicing fee	49,981
Accrued organization and offering costs	11,919
Accumulated depreciation and amortization under GAAP	102,620
Net unrealized real estate and real estate debt appreciation	74,535
Accrued interest on financing receivable	(12,261)
Straight-line rent	(23,550)
NAV	$2,336,853
The following details the adjustments to reconcile GAAP shareholders’ equity and total partners’ capital of NLT OP to our NAV:
•Under GAAP, we accrue the ongoing shareholder servicing fee as an offering cost at the time we sell the Class S and Class D shares. For purposes of calculating NAV, we recognize the ongoing servicing fee as a reduction of NAV on a monthly basis when such fee is paid.
•The Adviser agreed to advance certain organization and offering costs on our behalf through September 1, 2023. Such costs will be reimbursed to the Adviser on a pro-rata basis over a 60-month period beginning September 1, 2023. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
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
Distributions
Beginning September 21, 2022, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.7000 per share for the year ended December 31, 2023, respectively. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the year ended December 31, 2023:

Record Date	Class S Shares	Class D Shares	Class I Shares
January 31, 2023	$0.0511	$0.0562	$0.0583
February 28, 2023	0.0512	0.0563	0.0583
March 31, 2023	0.0510	0.0562	0.0584
April 30, 2023	0.0511	0.0562	0.0583
May 31, 2023	0.0512	0.0563	0.0583
June 30, 2023	0.0511	0.0562	0.0584
July 31, 2023	0.0511	0.0562	0.0583
August 31, 2023	0.0511	0.0562	0.0583
September 30, 2023	0.0511	0.0562	0.0583
October 31, 2023	0.0510	0.0562	0.0583
November 30, 2023	0.0510	0.0562	0.0583
December 31, 2023	0.0511	0.0562	0.0583
Total	$0.6130	$0.6747	$0.7000
The following table details the total net distributions for each of our share classes for the period from Inception through December 31, 2022:

Record Date	Class S Shares	Class D Shares	Class I Shares
September 30, 2022	$0.0513	$0.0563	$0.0583
October 31, 2022	0.0513	0.0563	0.0583
November 30, 2022	0.0513	0.0563	0.0583
December 31, 2022	0.0511	0.0562	0.0583
Total	$0.2050	$0.2251	$0.2332
For the year ended December 31, 2023 and for the period from Inception through December 31, 2022, we declared net distributions of $94.3 million and $11.8 million, respectively. The following table outlines the tax character of our distributions paid in 2023 and 2022 as a percentage of total distributions.

	Ordinary Income	Capital Gains	Return of Capital
2023 Tax Year	—%	—%	100%
2022 Tax Year	—%	—%	100%

The following table details our distributions declared for the year ended December 31, 2023 and the period from Inception through December 31, 2022 (in thousands):

	Year Ended December 31, 2023		From Inception Through December 31, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$53,651	57%	$6,568	56%
Reinvested in shares	40,678	43%	5,260	44%
Total distributions	$94,329	100%	$11,828	100%
Sources of Distributions
Cash flows from operating activities	$94,329	100%	$11.828	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$94,329	100%	$11.828	100%

Cash flows from operating activities	$146,286		$36,756
Funds from Operations (1)	$48,802		$7,470
Adjusted Funds from Operations (1)	$86,201		$15,273
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
We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of mortgage premium/discount, (v) unrealized gains or losses from changes in the fair value of real estate debt, investments in unconsolidated real estate affiliates, and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) provision for credit losses, (viii) non-cash income, (ix) non-cash performance participation allocation, even if repurchased by us, (x) management fees paid in shares or NLT OP units, even if subsequently repurchased by us, (xi) non-cash interest expense on affiliate line of credit paid in shares or NLT OP units, even if subsequently repurchased by us, (xii) organization costs, (xiii) amortization of deferred financing costs, (xiv) shareholder servicing fees paid during the period, and (xv) similar adjustments for non-controlling interests and unconsolidated entities. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.
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
The following table presents a reconciliation of net income (loss) attributable to ORENT shareholders to FFO and AFFO attributable to ORENT shareholders (in thousands):

	Year Ended December 31, 2023	From Inception Through December 31, 2022
Net loss attributable to ORENT shareholders	$(19,907)	$(1,384)
Adjustments to arrive at FFO:
Depreciation and amortization	73,375	10,859
Impairment of intangibles	9,033	—
Amount attributable to investment in unconsolidated affiliate	595	223
Amount attributable to non-controlling interests for above adjustments	(14,294)	(2,228)
FFO attributable to ORENT shareholders	48,802	7,470
Adjustments to arrive at AFFO:
Straight-line rental income	(20,958)	(2,480)
Amortization of ground lease and below market lease intangibles	467	156
Amortization of mortgage discount	407	45
Unrealized loss on foreign currency derivatives	1,755	—
Unrealized gains from changes in fair value of financial instruments	(144)	—
Adjustment for investments accounted for under fair value option	6,077	—
Unrealized loss from changes in fair value of DST financing obligation	35	—
Provision for credit losses	9,481	—
Accretion of tenant loan receivable	(10,440)	(1,821)
Performance participation allocation	12,467	4,189
Management fee	22,224	3,050
Interest on affiliate line of credit	16,589	3,776
Organization costs	413	1,944
Amortization of deferred financing costs	14,327	1,775
Shareholder servicing fees	(6,053)	(619)
Amount attributable to investment in unconsolidated affiliate	(208)	(92)
Amount attributable to non-controlling interests for above adjustments	(9,040)	(2,120)
AFFO attributable to ORENT shareholders	$86,201	$15,273
Unregistered Sales of Equity Securities
In conjunction with our commencement of operations, on August 9, 2022, we issued and sold 190,000 shares of our Class I Shares to Blue Owl Capital Holdings, for an aggregate purchase price of $1.9 million. On January 18, 2023, Blue Owl Capital Holdings acquired 210,000 of our Class I Shares from Owl Rock Feeder FIC LLC, an entity owned and controlled by certain of Blue Owl’s senior management, for an aggregate purchase price of $2.2 million. On February 1, 2023, we issued and sold an additional 2,042,841 of our Class I Shares to Blue Owl Capital Holdings, for an aggregate purchase price of $21.0 million. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act.
In September 2022, we began accepting subscriptions from investors providing for the private placement of our shares. As of March 14, 2024, we have sold 116,436,438 Class S Shares, 5,104,427 Class D Shares and 120,142,209 Class I Shares for an aggregate price of $2.5 billion. These shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D thereunder.

Share Repurchases
Our Board of Trustees adopted the Amended Share Repurchase Plan, effective starting October 18, 2023. Under the Amended Share Repurchase Plan, rather than repurchase shares on a monthly basis or quarterly through repurchase offers made in accordance with the requirements of Rule 13e-4 of the Exchange Act, we repurchase shares once per quarter no more than 5% aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). Other than as described for Redeemable Common Shares and Redeemable Non-Controlling Interests, the Company is not obligated to repurchase any shares and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our Board of Trustees may modify and suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis.
The following table sets forth purchases by the Company of its common shares during the three months ended December 31, 2023 under this publicly announced share repurchase program in effect for the period.

Repurchase Request Deadline	Total Number of Common Shares Purchased (a)	Average Price per Common Share (b)(1)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Approximately Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(2)
December 6, 2023	624,309	$10.3317	624,309	$—
Total	624,309	$10.3317	624,309	$—
_______________
(1)Repurchase pricing date was October 31, 2023.
(2)Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

As of December 31, 2023, the Special Limited Partners held 1,754,777 Class I units in the Operating Partnership and the Adviser held 3,735,867 Class I Shares. The redemption of any Class I units held by the Special Limited Partners or Class I Shares held by the Adviser acquired as payment of management fee and interest earned by the Adviser occur outside of our share repurchase plan.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Blue Owl Real Estate Net Lease Trust,” “Company,” “we,” “us,” or “our” refer to Blue Owl Real Estate Net Lease Trust and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I. Item 1A — Risk Factors” in this Annual Report on Form 10-K. Dollars are in thousands, except for per share amounts.
Overview
Blue Owl Real Estate Net Lease Trust invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, we may invest outside the U.S. and in real estate debt. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP, a Delaware limited partnership (“NLT OP” or the “Operating Partnership”), and we own substantially all of our assets through NLT OP. We are externally managed by our Adviser. The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantor, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment.
The Company was formed on April 4, 2022 (“Inception”) under the name Oak Street Net Lease Trust as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl on August 9, 2022. On July 6, 2023, the Company changed its legal name from Oak Street Net Lease Trust (the “Name Change”) and changed its resident agent and principal office in the State of Maryland (the “Agent Change”) pursuant to a certificate of amendment to its Certificate of Trust filed with the State Department of Assessments and Taxation of the State of Maryland on July 3, 2023. The Company also amended and restated its Declaration of Trust and its bylaws on July 6, 2023 to reflect the Name Change and the Agent Change. In addition, on July 6, 2023, NLT OP changed its legal name from OakTrust Operating Partnership L.P. and the Adviser changed its legal name from Oak Street Real Estate Capital, LLC.
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
As of December 31, 2023, we have received net proceeds of $1,987,320 from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class D, and Class I units of NLT OP. NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
DST Program
On August 31, 2023, the Company, through NLT OP, initiated a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3,000,000 of beneficial interests (“Interests”) in one or more Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). The Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the 1933 Act in private placements exempt from registration pursuant to Section 4(a)(2) of the 1933 Act (the “DST Offerings”). Under the DST Program, DST Properties, which may be sold, contributed, sourced or otherwise seeded from the Company’s real properties held through NLT OP or from third parties, will be held in one or more DSTs, and will be leased back by a wholly-owned subsidiary of NLT OP in accordance with corresponding master lease agreements. Each master lease agreement will be guaranteed by NLT OP, which will have the right, but not the obligation, to acquire the Interests in the applicable DST from the beneficial owners, in each case, in exchange for cash or units of NLT OP (“OP Units”), at a purchase price equal to the fair market value of the beneficial owner’s interest or the fair market value of the beneficial owner’s interest in one or more of the DST Properties (the “FMV Buyback Option”). The FMV Buyback Option is exercisable during the one-year option period beginning two years from the final closing of the applicable DST Offering or in such other time frame as provided for in the applicable DST arrangement. After a one-year holding period, investors who receive OP Units pursuant to the FMV Buyback Option generally have the right to cause NLT OP to redeem all or a portion of their OP Units for, at the Company’s sole discretion, common shares of the Company, cash or a combination of both.
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
As of December 31, 2023, the Company has raised proceeds of $13,796 from its DST program including $138 of upfront fees earned at closing. As a result of the FMV Buyback Option, the sale of DST interests is offset by a financing obligation liability. The Company has elected to account for the DST financing obligation using the fair value option, and as such, the liability is remeasured at fair value on a recurring basis.
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
During the year ended December 31, 2023, the persistence of both elevated inflation and interest rates, in conjunction with geopolitical uncertainty, including the ongoing hostilities between Russian and Ukraine and more recently the conflict and escalating tensions in the Middle East, continued to weigh on industry deal activity. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
Industry valuations and transaction volumes remain under pressure due to a combination of elevated interest rates, cost inflation, increased vacancy rates, and uncertainty around future capital availability. In contrast, our real estate business, focused on triple net lease, continued to deploy significant capital. Our investors continue to benefit from the inflation-mitigating characteristics of the net lease structure, highly predictable net rent growth, and long-duration contractual income across the portfolio.
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy, and our Financial Statements. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business and Operations” in this Annual Report on Form 10-K.
2023 Highlights (Results of Operations)
Operating Results
•Declared monthly net distributions totaling $94,329 for the year ended December 31, 2023. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class D	Class I
Annualized Distribution Rate(1)	5.95%	6.63%	6.77%
Year-to-Date Total Return, without upfront selling commissions(2)	4.66%	5.40%	5.64%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	1.13%	3.84%	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	6.82%	6.69%	8.21%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	4.10%	5.50%	N/A
__________________
(1)The annualized distribution rate is calculated as the current month's distribution annualized and divided by the prior month's net asset value, which is inclusive of all fees and expenses. The Company believes the annualized distribution rate is a useful measure of overall investment performance of our shares.
(2)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.
Investments
•Acquired ten industrial and thirteen retail properties with a total purchase price of $548,432 during the year ended December 31, 2023. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets.

•Made total equity investments in STORE Capital LLC (“STORE”) of $686,807 consisting of an initial investment of $160,000 and subsequent investments totaling $385,773 during the year ended December 31, 2023, and funded total capital calls initiated by STORE of $141,034. The Company’s capital investment, combined with those of affiliates of the Company, through Ivory OSREC OS Aggregator (“OS Aggregator”) totaled $1,536,988, representing 16.6% of the closing capital contribution of STORE.
•The Company contributed a total of $51,205, consisting of an initial contribution of $41,738 and a subsequent contribution of $9,467, to Blue Owl NL Opportunity Credit Holdings REIT LLC, a joint venture it formed in June 2023, in which the Company owns 50.9% ownership percentage interest. The capital contributed pro rata by each partner was used by the joint venture to purchase six industrial assets, which are leased to a single tenant on a triple-net basis.
•Invested $49,367 and sold $36,442 in real estate debt, consisting of CMBS and a commercial real estate loan during the year ended December 31, 2023.
Capital Activity and Financings
•Raised net proceeds of $1,247,005 from the sale of our common shares and repurchased 3,747,026 of our common shares for $38,425 during the year ended December 31, 2023.
•During the year ended December 31, 2023, we incurred and paid down our mortgage notes and credit facility debt as follows: (i) incurred and paid down secured debt of $44,654 and $27,242, respectively; (ii) incurred and paid down unsecured debt of $447,182 and $391,659, respectively; and (iii) paid down $50,000 on the affiliate line of credit.
Overall Portfolio
•Our portfolio as of December 31, 2023 consisted of investments in real estate (68%), investments in leases (14%), investments in real estate debt (2%), and investments in unconsolidated real estate affiliates (16%), based on fair value.
•Our 207 properties as of December 31, 2023 consisted primarily of Industrial (61%), Retail (25%), Land (7%), and Office (7%), based on fair value.
•Our investments in real estate debt as of December 31, 2023, consisted of a commercial real estate loan and CMBS. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.
•Our investments in unconsolidated real estate affiliates consisted of equity investments in STORE, Tenneco JV, and Fleet Farm JV. As of December 31, 2023, our investments in STORE, Tenneco JV, and Fleet Farm JV were $675,944, $23,626, and $6,058, respectively.

Investment Portfolio
Real Estate Investments
The following chart describes the diversification of our investments in real estate by property type1 based on fair value as of December 31, 2023:

Property Type [1]
The following table provides a summary of our portfolio as of December 31, 2023, including Investments in real estate and Investments in leases – Financing receivables:

Property Type (1)	Number of Properties	Sq. Feet (in thousands)	Occupancy Rate (4) (5)	Average Effective Annual Base Rent Per Leased Sq. Foot	Gross Asset Value (3)	Annual Base Rent	Percentage of Total Revenue
Industrial (2)	40	15,900	100%	7.9	$2,288,893	$125,500	57%
Retail (2)	161	2,434	100%	23.5	930,991	57,313	26%
Land	2	1,526	N/A	12.1	266,741	18,484	8%
Office	4	1,006	100%	19.5	257,664	19,639	9%
Total	207	20,866			$3,744,289	$220,936	100%
__________
(1)Excludes indirect investment in STORE Capital LLC (“STORE”).
(2)Includes properties owned by unconsolidated entities.
(3)Based on fair value as of December 31, 2023.
(4)Occupancy Rate is calculated as the percentage of square footage leased.
(5)Land investments are excluded from Occupancy Rate.
1     Property Type weighting is measured as the asset value of our real estate investments for each sector category against the total asset value of all real estate investments, excluding the value of any third-party interests in such real estate investments.“Real estate investments” include our direct property investments and properties held within joint ventures managed by our Adviser. “Real estate investments” excludes properties held in joint ventures managed by third parties, including the Company’s investment in STORE.

Real Estate and Leases
The following table provides information regarding our real estate property types as of December 31, 2023:

Property Type and Investment (1)	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Sq. Feet (in thousands)	Occupancy Rate (6)
Industrial:
Amazon	5	Various	Aug. - Dec. 2022	100%	4,964	100%
Dorel Industries	1	Cornwall, ON	November 2022	100%	492	100%
EquipmentShare.com	11	Various	Oct. - Nov. 2022	100%	222	100%
Magna International	1	Bowling Green, KY	September 2022	100%	1,176	100%
Paradigm	3	Various	October 2022	100%	314	100%
Whirlpool	1	Amana, IA	November 2022	100%	1,572	100%
Tenneco (2)	11	Various	Dec. 2022 - Jul. 2023	100% / 51%	3,437	100%
LOC Performance	2	Various	March 2023	100%	990	100%
QVC	2	Various	January 2023	100%	2,166	100%
Save Mart (4)	2	Various	September 2023	100%	555	100%
Johnson Controls	1	Seattle, WA	September 2022	100%	12	100%
Retail:
Cracker Barrel	53	Various	September 2022	100%	537	100%
Fleet Farm (2)	2	Various	August 2022	49%	428	100%
Ramoco Fuels NC LLC (5)	27	Various	September 2023	100%	94	100%
SQRL Holdings (5)	28	Various	September 2023	100%	143	100%
Walgreen Co.	30	Various	September 2022	100%	440	100%
Maverick Gaming	11	Various	Sept. 2022 - Jul. 2023	100%	317	100%
Save Mart	10	Various	July 2023	100%	475	100%
Office:
Chubb	2	Whitehouse, NJ	November 2022	100%	429	100%
Energy Center	1	Houston, TX	October 2022	100%	524	100%
EquipmentShare.com	1	Colombia, MO	October 2022	100%	53	100%
Land:
Bally's	1	Chicago, IL	November 2022	100%	1,311	N/A(3)
HOF Village Waterpark	1	Canton, OH	November 2022	100%	215	N/A(3)
Total	207				20,866
__________________
(1)Excludes indirect investment in STORE Capital LLC (“STORE”) which owns 3,206 properties leased to 615 tenants on a triple-net lease basis..
(2)Some or all of investment is through an unconsolidated real estate affiliate. Ownership Interest less than 100% represents percentage of unconsolidated affiliate owned by the Company.
(3)Land investments are excluded from Occupancy Rate.
(4)Properties contributed to DST program, but remain consolidated under GAAP. As of December 31, 2023, approximately 16% of the DST interests has been sold to third parties.
(5)Properties previously leased to Mountain Express and initially acquired in September 2022.
(6)Occupancy Rate is calculated as the percentage of square footage leased.

Lease Expirations
The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of December 31, 2023 (square feet data in thousands):

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024	—	$—	—%	—	—%
2025	—	—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	1	1,946	1%	191	1%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	2	10,424	5%	1,187	6%
2033	17	5,395	2%	247	1%
Thereafter	187	203,171	92%	19,241	92%
Total	207	$220,936	100%	20,866	100%
__________________
(1)As of December 31, 2023, the Company had provided free rent periods with fewer than 30 days remaining for certain properties leased to SQRL Holdings.

STORE
As of December 31, 2023, the Company holds a 7.4% ownership interest in STORE, which owns 3,206 properties in the United States, leased to 615 tenants in various industries on a triple-net basis. We initially acquired the investment in STORE in February 2023 with incremental interests purchased throughout 2023. We have determined that STORE is a significant subsidiary under SEC Regulation S-X Rule 3-09 as of December 31, 2023. Accordingly, the Company is required to include and has included STORE’s consolidated financial statements for the year ended December 31, 2023 as prepared by STORE and audited by their independent registered public accounting firm as Exhibit 99.1 to this Annual Report on Form 10-K.
Investments in Real Estate Debt
The following table details our investments in real estate debt as of December 31, 2023:

Type of Security/Loan	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR +4%	10/25/2034	$30,995	$30,830	$30,974
Commercial real estate loan	14%	7/12/2025	56,235	56,235	56,235
Total investments in real estate debt	10%		$87,230	$87,065	$87,209
__________________
(1)The term SOFR refers to the relevant floating benchmark rates, one-month SOFR. Fixed rate commercial real estate loan is reflected as a spread over the relevant floating benchmark rates, for purposes of the weighted-average.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
Results of Operations
Our financial results for the year ended December 31, 2023, and the period from Inception through December 31, 2022 are referred to as the “Successor” periods. The financial information presented for the year ended December 31, 2021, and from January 1, 2022 to the period up through each properties’ respective acquisition date in 2022 (the “Acquisition”), together, the “Predecessor” periods, have been prepared under provisions of Rule 3-14 of Regulation S-X promulgated by the SEC for properties that were contributed by Blue Owl Real Estate Fund IV LP and Blue Owl Real Estate Fund V LP, and is not intended to be a complete presentation of the actual operation of these combined entities for the periods presented. As these periods are not a complete presentation of the revenues and expenses for the Predecessor, certain financial statement line items in the Predecessor periods are not comparable to the Successor periods. Therefore, certain expenses such as interest, depreciation and amortization, non-recurring professional fees, corporate expenses, and management fees have been excluded from the discussion below for the comparison of results of operations.
The following table sets forth the results of our operations for the year ended December 31, 2023, the period from Inception through December 31, 2022, period from January 1, 2022 through Acquisition, and the year ended December 31, 2021:

	Successor		Predecessor
	Year Ended December 31, 2023	From Inception Through December 31, 2022	From January 1, 2022 through Acquisition	Year Ended December 31, 2021
Revenues
Rental revenue	$187,145	$36,547	$35,729	$43,445
Income from investment in leases - Financing receivables	57,094	9,169	—	—
Other revenue	—	—	—	7
Total revenues	244,239	45,716	35,729	43,452

Expenses
Rental property operating	20,659	5,583	27	38
General and administrative	29,261	5,694	18	14
Impairment of intangibles	9,033	—	—	—
Management fee	22,224	3,050	*	*
Performance participation allocation	12,467	4,189	*	*
Depreciation and amortization	73,375	10,859	*	*
Total expenses	167,019	29,375	45	52
Other income (expense)
Income from unconsolidated real estate affiliates	13,965	300	—	—
Interest expense	(121,908)	(18,649)	*	*
Interest income	10,328	626	*	*
Other (expense) income, net	(379)	501	—	—
Total other expense, net	(97,994)	(17,222)	—	—
Net (loss) income before income taxes	(20,774)	(881)	35,684	43,400
Income tax expense	230	—	—	—
Net (loss) income	(21,004)	(881)	35,684	43,400
Net loss (income) attributable to non-controlling interests	1,097	(503)	—	—
Net (loss) income attributable to ORENT shareholders	$(19,907)	$(1,384)	$35,684	$43,400
Net loss per share of common stock – basic	$(0.14)	$(0.03)
Net loss per share of common stock – diluted	$(0.12)	$(0.03)
Weighted-average shares of common stock outstanding, basic	143,668,975	45,918,641
Weighted-average shares of common stock outstanding, diluted	172,162,445	45,918,641
*    Management fee, Performance participation allocation, Depreciation and amortization, and Interest expense are not presented in the Predecessor periods due to the fact that the Predecessor period is prepared under the provisions of Rule 3-14 of Regulation S-X.

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
Rental Revenue
Rental revenue from our income property operations was $187,145 for the year ended December 31, 2023 and $36,547 for the period from Inception through December 31, 2022. The increase in respective revenues during the periods presented is primarily due to an increase in the real estate portfolio from 166 properties as of December 31, 2022 to 182 properties as of December 31, 2023, as well as only 144 days of operations for the period from Inception through December 31, 2022.
Income from Investment in Leases - Financing Receivables
Income from investment in leases - Financing receivables was $57,094 for the year ended December 31, 2023, and $9,169 for the period from Inception through December 31, 2022. The increase in respective revenues during the periods presented is due to an increase in the investment properties that were accounted for as financing receivables primarily resulting from failed sale-leaseback transactions under GAAP for the year ended December 31, 2023, as well as only 144 days of operations for the period from Inception through December 31, 2022.
Rental Property Operating Expenses
Rental property expenses were $20,659 for the year ended December 31, 2023, and $5,583 for the period from Inception through December 31, 2022. The increase is the result of an increase in our real estate portfolio from 166 properties as of December 31, 2022, to 182 properties as of December 31, 2023, including six properties for which the rental property operating expenses are recorded gross of reimbursements of the tenant, as well as only 144 days of operations for the period from Inception through December 31, 2022.
General & Administrative Expenses
General & Administrative Expenses were $29,261 for the year ended December 31, 2023, and $5,694 for the period from Inception through December 31, 2022. The increase in respective General & Administrative Expenses is primarily due to increases in legal fees, accounting & admin-related fees, audit fees, appraisal/valuation fees, and other professional fees, as well as only 144 days of operations for the period from Inception through December 31, 2022.
Impairment of Intangibles
During the year ended December 31, 2023, the Company recognized $9,033 of impairment charges on intangible assets related to one tenant, Mountain Express, for which the leases were rejected by the presiding bankruptcy court in August 2023.
Management Fee
The management fee for the year ended December 31, 2023 was $22,224 and $3,050 for the period from Inception through December 31, 2022. The increase was primarily due to an increase in NAV, as well as only 144 days of operations for the period from Inception through December 31, 2022.
Performance Participation Allocation
Performance Participation Allocation was $12,467 for the year ended December 31, 2023, and $4,189 for the period from Inception through December 31, 2022. The increase was due to increases in NAV for NLT OP, as well as only 144 days of operations for the period from Inception through December 31, 2022.
Depreciation and Amortization
Depreciation and Amortization was $73,375 for the year ended December 31, 2023, and $10,859 for the period from Inception through December 31, 2022. The increase in Depreciation and Amortization during the periods presented is due to an increase in the real estate portfolio from 166 properties as of December 31, 2022, to 182 properties as of December 31, 2023, as well as only 144 days of operations for the period from Inception through December 31, 2022.
Income from Unconsolidated Real Estate Affiliates
Income from Unconsolidated Real Estate Affiliates was $13,965 for the year ended December 31, 2023, and $300 for the period from Inception through December 31, 2022. The increase in Income from Unconsolidated Real Estate Affiliates is due to an increase in our investments, primarily STORE.
Other (Expense) Income, net
Other (Expense) Income, net was net expense of $379 for the year ended December 31, 2023, and net income of $501 for the period from Inception through December 31, 2022. The change in Other (expense) income, net is primarily due to losses on our foreign exchange rate derivative instruments.
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $59,087, $192,869 available under our credit facility, and $50,000 available under our affiliate line of credit as of December 31, 2023. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $1,247,005 for the year ended December 31, 2023, as well as through the ability to sell our CMBS investments with a fair value of $30,974 as of December 31, 2023. Additionally, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate.
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
Capital Resources
As of December 31, 2023, our indebtedness included loans secured by our properties, unsecured credit facilities, and an affiliate note payable.

The following table is a summary of our indebtedness as of December 31, 2023 and 2022:

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)(6)	Weighted Average Maturity Date	Maximum Facility Size	December 31, 2023	December 31, 2022
Mortgage notes & credit facility:
Unsecured term loan credit facility(2)	S + 1.65%	8/11/2027	$1,095,500	$1,095,500	$953,000
Unsecured revolving credit facility(3)	S + 1.67%	8/11/2026	$569,500	231,255	316,000
Mortgages(4)	S + 2.59%	10/22/2024	N/A	546,005	519,522
Discount on assumed debt, net				—	(407)
Deferred financing costs, net				(13,172)	(11,178)
Total Mortgage notes & credit facility, net:				1,859,588	1,776,937

Affiliate line of credit
Affiliate line of credit(5)	S + 1.70%	6/30/2024	$250,000	200,000	250,000
Affiliate line of credit, net:				200,000	250,000

Total indebtedness				$2,059,588	$2,026,937
_______________
(1)The term “S” refers to the relevant floating benchmark rates, which include 30-day SOFR, three-month SOFR, one-month EURIBOR, and one-month SONIA as applicable to each loan. As of December 31, 2023, we have outstanding interest rate swaps and interest rate caps that mitigate our exposure to potential future interest rate increases under our floating-rate debt. See further discussion of outstanding interest rate swaps and caps below.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the year ended December 31, 2023 was 6.90% (unhedged) and 5.59% (hedged). As of December 31, 2023, we have outstanding interest rate swaps with aggregate notional values of $700,000, $250,000 and $145,500 that are structured such that the SOFR rates result in fixed rates of 3.65%, 3.42%, and 4.23%, respectively.
(3)The unsecured revolving credit facility bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured revolving credit facility for the year ended December 31, 2023 was 6.48% (unhedged) and 6.48% (hedged). As of December 31, 2023, we have an outstanding interest rate swap with an aggregate notional value of $100,000 that is structured such that the SOFR rate results in a fixed rate of 3.67%.
(4)In March 2023, certain of our mortgages were amended to transition certain LIBOR-based rates to certain replacement reference rates. As of December 31, 2023, this reference rate transition has impacted only certain of our mortgages. We have interest rate swaps and caps with an aggregate notional value of $46,585 and $519,000 respectively as of December 31, 2023, that are structured such that the variable rates result in a fixed rate of 3.74% and a capped rate of 3.00% respectively.
(5)The affiliate note payable bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the affiliate note payable for the year ended December 31, 2023 was 6.97%.
(6)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.
On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering. The Company is authorized to issue an unlimited number of each of its three classes of shares of its common shares (Class S Shares, Class D Shares, and Class I Shares).
As of March 14, 2024, we had received net proceeds of $2,462,574 from selling an aggregate 241,683,074 common shares in the private offering (consisting of 116,436,438 Class S Shares, 5,104,427 Class D Shares, and 120,142,209 Class I Shares).
Cash Flows
Cash flows provided by operating activities were $146,286 for the year ended December 31, 2023. The cash flows provided by operating activities were primarily due to the collection of rental revenues of $187,145.
Cash flows used in investing activities were $1,291,800 for the year ended December 31, 2023. Cash flows used in investing activities were primarily used to fund the acquisitions of and capital improvements to real estate investments of $572,504 and acquisition of the investment in unconsolidated real estate affiliates of $738,013.
Cash flows provided by financing activities were $1,154,463 for the year ended December 31, 2023, primarily due to a net increase in borrowings of $26,676 and $1,247,005 from the issuance of our common shares offset by distributions.

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
Investments in Real Estate
We expect that most of our acquisitions will qualify as asset acquisitions rather than business combinations pursuant to ASC 805. Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities, on a relative fair value basis. The most significant portion of the allocation is to building, land, and construction in process and requires the use of market-based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
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
Impairment of Investments in Real Estate
We review real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.
We review investments in unconsolidated entities for impairment each quarter or when there is an event or change in circumstances that indicates a decrease in value. If there is a decrease in value due to a series of operating losses or other factors, the investment is evaluated to determine if the loss in value is considered other-than-temporary. Although a current fair value below the carrying value of the investment is an indicator of impairment, we will only recognize an impairment if the loss in value is determined to be an other-than-temporary impairment (“OTTI”). If an impairment is determined to be other-than-temporary, we will record an impairment charge sufficient to reduce the investment’s carrying value to its fair value, which would result in a new cost basis. This new cost basis will be used for future periods when recording subsequent income or loss and cannot be written up to a higher value as a result of increases in fair value.
Investments in Unconsolidated Real Estate Affiliates
For investments that do not meet the consolidation requirements and for which we have significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting (ASU 823). We have elected the fair value option (“FVO”) under ASU 825, for certain of our investments in unconsolidated real estate affiliates, as such election aligns the accounting for GAAP and the calculation of monthly NAV for these investments.
We evaluate our equity method investments on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint-venture agreement. For equity investments in entities that hold real estate, the estimated fair value of the underlying investment’s real estate is calculated based on whether the acquisition of a property qualifies as a business combination or an asset acquisition. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities have fair values that generally approximate their carrying values.
The investments for which we have elected the FVO are reported in Investments in unconsolidated real estate affiliates on the Consolidated Balance Sheet. These investments are initially recorded at fair value and subsequently, changes in fair value are recorded as Income from unconsolidated real estate affiliates in the Consolidated Statement of Operations. Distributions received from equity method investments are classified using the nature of distributions approach. Distributions received are classified based on the nature of the activity or activities that generated the distribution as a return on investment, which are classified as cash inflows from operating activities, or a return on investment, which are classified as cash inflows from investing activities. Transaction costs associated with the equity method investments are expensed as incurred. Investments made, including the transaction costs, for equity method investments are classified as cash outflows from investing activities in the Consolidated Statement of Cash Flows.
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
In accordance with ASC 842, for transactions in which we enter into a contract to acquire an asset and lease it back to the seller under a sales-type lease (i.e. a sale-leaseback transaction), the Company must determine whether control of the asset has transferred to us. In cases whereby control has not transferred to the Company, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 “Receivables”. The accounting for failed sale-leaseback under ASC 310 is materially consistent with the accounting for sales type leases under ASC 842. We have concluded that the sales-type leases are required to be accounted for as an Investment in leases – financing receivable on our Consolidated Balance Sheet in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP.
Valuation of Derivatives
We enter into derivative instruments for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable and the impact of foreign currency exchange rates on our foreign operations. We record these derivative instruments at fair value within Other assets or Other liabilities on the accompanying consolidated balance sheets.
The calculation of the fair value of derivative instruments is complex and different inputs used in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments included as interest expense in the accompanying consolidated statement of operations. The valuation of our derivative instruments is based on a proprietary model using the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including foreign currency rates and interest rate curves. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
The changes in fair value for our foreign currency derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments and included in Other income, net as presented in the accompanying consolidated statement of operations.
Recent Accounting Pronouncements
See “Notes to Consolidated Financial Statements—2. Summary of Significant Accounting Policies and Estimates” for a discussion concerning recent accounting pronouncements.
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of December 31, 2023 (in thousands).

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$2,072,760	$699,420	$1,373,340	$—	$—
Organizational and offering costs	11,919	2,383	4,768	4,768	—
Total	$2,084,679	$701,803	$1,378,108	$4,768	$—
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of floating rate financings with staggered maturities and through interest rate hedging agreements to fix all or a portion of our variable rate debt. As of December 31, 2023, the outstanding principal balance of our indebtedness was $2.1 billion and consisted of mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and an affiliate note payable.
Certain of our mortgage notes, term loan credit facilities, unsecured revolving credit facilities and affiliate note payable are variable rate and indexed to one-month SOFR, three-month SOFR, one-month EURIBOR, and one-month SONIA (collectively, the “Reference Rates”). We have executed interest rate swaps for a portion of these borrowings to hedge the risk of increasing interest rates. For the year ended December 31, 2023, a 10 basis point increase in each of the Reference Rates would have resulted in increased interest expense of $1.9 million.
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, the Euro Interbank Offered Rate, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2022, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and ceased publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. While we have transitioned all of our variable rate mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and affiliate note payable away from LIBOR, at this time it is not possible to predict how markets will respond to SOFR or other Reference Rates as the transition away from LIBOR proceeds.
Investments in Real Estate Debt
As of December 31, 2023 and December 31, 2022, we held $87.2 million and $73.8 million of investments in real estate debt, respectively, which are reported at fair value on our Consolidated Balance Sheet. Our investments in real estate debt consist of floating-rate and fixed rate. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the year ended December 31, 2023, a 10 basis point increase or decrease in the Reference Rates would have resulted in an inconsequential increase or decrease to income from investments in real estate debt.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of December 31, 2023 and December 31, 2022, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $8.7 million and $7.4 million, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear in the accompanying consolidated financial statements beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the most recent quarter, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
ITEM 9B.    OTHER INFORMATION
During the year ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).
On March 13, 2024, the Company adopted the Second Amended and Restated Declaration of Trust (the “Amended Declaration of Trust”). The Amended Declaration of Trust amends the prior version (1) to provide that, (x) on any matter submitted to a vote of shareholders, all shares issued and outstanding shall, subject to applicable law, be voted as a single class in the aggregate and not by series or class, except with respect to any matter determined by our Board of Trustees to affect shareholders of any particular series or class in a material respect different from the shareholders of one or more other series or classes, and (y) with respect to such matters, shareholders of each affected series or class shall have the power to vote as a separate series or class, as determined by our Board of Trustees, and shareholders that are not so affected shall not be entitled to vote, (2) to amend the indemnification provision thereof and (3) certain other changes thereto.
On March 13, 2024, the Company, the Operating Partnership and the Adviser entered into the Second Amended and Restated Investment Advisory Agreement (the “Advisory Agreement”). The Advisory Agreement amends and restates the prior version of the agreement to revise the indemnification provision thereof.
On March 13, 2024, the Company and the Adviser entered into the Amended and Restated Administration Agreement (the “Amended Administration Agreement”). The Amended Administration Agreement amends and restates the prior version of the agreement to revise the indemnification provision thereof.
On March 13, 2024, the Company, on behalf of itself as general partner and on behalf of the limited partners thereto, entered into the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Amended Operating Partnership Agreement”). The Amended Operating Partnership Agreement amends the prior limited partnership agreement of the Operating Partnership to revise the indemnification provision thereof.

On March 13, 2024, the Company amended its share repurchase plan (the “Third Amended Share Repurchase Plan”) to provide that the Company will not apply the Early Repurchase Deduction on repurchases of the Company’s common shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company.
The summaries of the Amended Declaration of Trust, the Advisory Agreement, the Amended Administration Agreement, the Amended Operating Partnership Agreement and the Third Amended Share Repurchase Plan set forth above do not purport to be complete and are qualified in their entirety by reference to the Amended Declaration of Trust, the Advisory Agreement, the Amended Administration Agreement, the Amended Operating Partnership Agreement and the Third Amended Share Repurchase Plan, copies of which are filed herewith and incorporated by reference.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM  10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We operate under the direction of our Board of Trustees. Our Board of Trustees has retained the Adviser to manage the acquisition and dispositions of our investments, subject to the Board of Trustees’ supervision.
Board of Trustees and Executive Officers
Information regarding the Board of Trustees and executive officers are set forth below:

Name	Age*	Position	Position Held Since
Marc Zahr	44	Chief Executive Officer, President, and Trustee	2022
Michael Reiter	46	Chief Operating Officer and Trustee	2022
Alan Kirshenbaum	52	Trustee	2022
Kevin Halleran	41	Chief Financial Officer	2022
Andrew Murphy	51	Secretary	2022
Rick Buoncore	67	Trustee	2022
Fred Cummings	57	Trustee	2022
Michael Mackey	57	Trustee	2022
Jonathan Shames	62	Trustee	2022
__________________
*As of January 1, 2024
We currently have a seven-member board. Our Board of Trustees may change the number of trustees, but not to fewer than three nor more than fifteen, unless we amend our bylaws. Although our Declaration of Trust does not require a minimum number of Independent Trustees, but the Board of Trustees has determined that Rick Buoncore, Fred Cummings, Michael Mackey and Jonathan Shames are Independent Trustees, giving the Company a majority independent Board of Trustees. We expect the Board to continue to have a majority of Independent Trustees, except for a period of up to 60 days after the death, removal or resignation of an Independent Trustee pending the election of a successor Independent Trustee. Each trustee has at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets being acquired by the Company.
Each trustee will serve until his or her resignation, removal, death, dissolution, termination of legal existence, adjudication of legal incompetence or until the election and qualification of his, her or its successor. Although the number of trustees may be increased or decreased, a decrease may not shorten the term of any incumbent trustee. Any trustee may resign at any time or may be removed in certain limited circumstances by the shareholders upon the affirmative vote of shareholders entitled to cast at least a two-thirds of all the votes entitled to be cast generally in the election of trustees. A vacancy on our Board of Trustees resulting from any cause other than removal by the shareholders, may be filled only by a vote of a majority of the remaining trustees, or in the case of election of an Independent Trustees, after nomination by a majority of the remaining Independent Trustees (if any remaining trustees are Independent Trustees). A vacancy on our Board of Trustees resulting from removal by the shareholders may be filled only by the shareholders.
Our Board of Trustees will generally meet quarterly or more frequently if necessary. Our trustees are not required to devote all of their time to our business and are only required to devote the time to our business as their duties may require. Consequently, in the exercise of their duties as trustees, our trustees will rely heavily on the Adviser and on information provided by the Adviser. As part of our trustees’ duties, the Board will supervise the relationship between us and the Adviser. Our Board of Trustees is empowered to approve the payment of compensation to trustees for services rendered to us.
Our Board of Trustees will adopt policies on investments and borrowings, the general terms of which are set forth in this Registration Statement. The Board of Trustees may revise these policies or establish further written policies on investments and borrowings and will monitor our administrative procedures, investment operations and performance. Our

Board of Trustees, including a majority of our Independent Trustees, will review our investment policies with sufficient frequency, and at least annually, to determine that they are in our best interest.
Biographical Information
Trustees
Our trustees have been divided into two groups — Independent Trustees and Non-Independent Trustees.
Non-Independent Trustees
Marc Zahr has served as a member of our Board of Trustees since August 2022. Mr. Zahr is the Founder and the President of Blue Owl Real Estate, a division of Blue Owl, and a member of the Blue Owl Capital Inc.’s Executive Committee and the firm’s Board of Directors. Mr. Zahr served as the Managing Partner and Chief Executive Officer at Blue Owl Real Estate from September 2009 to December 2021, and has been with Blue Owl since December 2021. Mr. Zahr also serves as the Chairman of the Board of Trustees of the Company. As the Head of the Blue Owl Real Estate division, Mr. Zahr is responsible for the overall direction and leadership of all real estate related activities. He manages and oversees the firm’s investment activities which include sourcing, underwriting and negotiating all acquisitions. Mr. Zahr also leads the Real Estate Investment Committees and new product development. Mr. Zahr was honored as one of Crain’s Chicago Business’s 40 Under 40 for 2018. Prior to Blue Owl, Mr. Zahr served as Vice President at American Realty Capital where he was responsible for the analytics and acquisition activities within the company’s real estate portfolios. Mr. Zahr also served as a Fixed Income Trader at TM Associates and an Associate at Merrill Lynch. Mr. Zahr received a B.A. in Communications from the University of Dayton. Mr. Zahr is a valuable member of our Board of Trustees because of his vast real estate experience and his leadership within the Adviser and Blue Owl.
Michael Reiter has served as a member of our Board of Trustees since August 2022. Mr. Reiter is the Chief Operating Officer of Blue Owl Real Estate, a division of Blue Owl. Mr. Reiter has served as Chief Operating Officer of Blue Owl Real Estate and as a member of the real estate Investment Committees since July 2017 and has been with Blue Owl since December 2021. Mr. Reiter is responsible for the oversight, implementation and execution of the Company’s capital markets, business development, investment and asset management activities. Prior to joining Blue Owl Real Estate, Mr. Reiter served as a Managing Director in the Real Estate Investment Management division at Cantor Fitzgerald. Mr. Reiter was a member of the Board of Trustees of Plymouth Industrial REIT, Inc. and a Senior Vice President and Head of Capital Markets at VEREIT, Inc. and American Realty Capital, where he was responsible for real estate acquisitions, capital markets and business development. Mr. Reiter commenced his career as a Certified Public Accountant at Ernst & Young as a Manager in the real estate advisory and assurance practices. Mr. Reiter received his B.S. in Economics from the University of Wisconsin, Madison and his M.S. in Accounting, cum laude, from the University of Notre Dame. Mr. Reiter is a valuable member of our Board of Trustees because of his broad-based experience in real estate and investment management industries.
Alan Kirshenbaum has served as a member of our Board of Trustees since August 2022. Mr. Kirshenbaum is Executive Vice President of the Blue Owl BDCs (defined below), the Chief Financial Officer of Blue Owl and also serves as the Chief Operating Officer and Chief Financial Officer of Blue Owl Technology Credit Advisors LLC, Blue Owl Technology Credit Advisors II LLC, Blue Owl Credit Advisors LLC, Blue Owl Private Credit Fund Advisors LLC, and Blue Owl Diversified Credit Advisors LLC (collectively, the “Blue Owl Advisers”). He has served in these roles since October 2015. Mr. Kirshenbaum has served on the board of directors of Blue Owl Technology Income Corp. (“OTIC”) and Blue Owl Technology Finance Corp. II (“OTF II”)) since June 2021 and October 2021, respectively. Previously, Mr. Kirshenbaum served as Chief Operating Officer and Chief Financial Officer of Blue Owl Capital Corporation (“OBDC”)) and Blue Owl Technology Finance Corp. (“OTF”), and as Chief Operating Officer of Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Capital Corporation III (“OBDC III”) and Blue Owl Credit Income Corp. (“OCIC,” together with OTIC, OTF II, OTF, OBDC, OBDC II and OBDC III, the “Blue Owl BDCs”). In addition, Mr. Kirshenbaum served on the boards of OBDC and OBDC II from 2015-2021, OTF from 2018-2021, and OBDC III and OCIC from 2020-2021. Prior to Blue Owl, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending (formerly, TPG Specialty Lending, Inc.), a BDC traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX’s finance, treasury, accounting and operations functions from August 2011 through October 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum also was Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management (“BSAM”) in 1999 and was BSAM’s Chief Financial Officer from 2003 to 2006. Before joining BSAM, Mr. Kirshenbaum worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non-profit organizations including the Boy Scouts of

America. Mr. Kirshenbaum also is a member of the Rutgers University Dean’s Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business. Mr. Kirshenbaum is a valuable member of our Board of Trustees because of his established leadership within Blue Owl, his expertise in accounting and financial reporting matters, as well as his extensive experience in the investment management industry.
Independent Trustees
Rick Buoncore has served as a member of our Board of Trustees since August 2022. Mr. Buoncore has served as Managing Partner of MAI Capital Management, LLC (“MAI”) since February 2007. He joined MAI in 2007 as a result of the acquisition of McCormack Advisers International by BC Investment Partners (“BC”) for which Rick was a founding partner. Prior to the acquisition, Mr. Buoncore served as Managing Partner of BC from 2005 to 2007 which offered wealth advisory services to individuals and families. The merged entity was renamed to MAI and is based in Cleveland, Ohio. Prior to BC, Mr. Buoncore was Chief Executive Officer for Victory Capital Management, a subsidiary of KeyCorp, from 1999 to 2005. He joined Spears, Benzak, Salomon & Farrell, Inc. (“SBSF”), a New York based investment management firm, in 1991 as Managing Director and Chief Financial Officer. SBSF later became a division of Victory known as Victory SBSF. Mr. Buoncore worked for KPMG from 1978 until 1985 as an audit manager, specializing in Real Estate. Thereafter he worked for Shearson Lehman Brothers from 1985 to 1991 as Senior Vice President in the Investment Banking Division of Lehman Brothers specializing in cable, cellular, and other media industry transactions. While no longer active in public accounting, he began his career as a Certified Public Accountant. Mr. Buoncore is a member of the AICPA and NYS Society of CPAs and received a B.S. in Accounting from Fordham University. Mr. Buoncore is a valuable member of our Board of Trustees because of his extensive experience in wealth advisory and investment management industries.
Fred Cummings has served as a member of our Board of Trustees since August 2022. Mr. Cummings has served as the President and Founder of Elizabeth Park Capital Management since February 2008. He serves as Portfolio Manager for the privately held, alternative asset management firm focused on long/short equity, event-driven, and customized investment opportunities in the banking sector. Mr. Cummings is an investment and banking portfolio manager with 30+ years’ industry experience leading disciplined, client-focused investment practices. Prior to founding Elizabeth Park, Mr. Cummings achieved a distinguished 17-year career at KeyBanc Capital Markets as one of the sell-side’s foremost Senior Analysts covering the banking sector. He additionally served as a Senior Analyst for FSI Group, a financial services hedge fund. He launched his career at McDonald & Co. as a sell-side Junior Analyst. He actively supports Oberlin College’s Connect Cleveland Initiative and Business Scholars Speaking Program as an honored guest speaker for 23 consecutive years. Mr. Cummings is an alumnus and ardent supporter of Western Reserve Academy (WRA). Mr. Cummings dedicates his time serving on several boards, including The Marshall Project (since January 2014), and Nirvana Analytics (since January 2017). He serves as an investment committee member for WRA. Mr. Cummings was named 2017’s Crain’s Cleveland Business Who’s Who and Cleveland.com’s People to Watch in 2015. As an industry expert, he has been featured on various media outlets, including The Wall Street Journal, INC Magazine, Crain’s Cleveland Business, CNN Money and was a cited expert in the recently published book by Wiley called Bank Investing, a Practitioners Field Guide. Mr. Cummings received a B.A. in Economics with honors from Oberlin College. Mr. Cummings is a valuable member of our Board of Trustees because of his vast experience and active involvement in alternative asset management and banking industries.
Michael Mackey has served as a member of our Board of Trustees since August 2022. Mr. Mackey has served as the Executive Vice President at Alliant/Mesirow Insurance Services, Inc., where he oversees insurance and risk management operations for a large team of specialists that services a diverse portfolio of private and public sector entities, since July 2016. With over 30 years of experience in the insurance industry, Mr. Mackey provides clients with targeted risk management solutions in areas such as property and casualty, mergers and acquisitions, restructurings, executive liability, employee benefits, and total cost of risk. His prior experience includes reinsurance and underwriting analysis. Mr. Mackey served as a past Trustee for the State University Retirement System (SURS) and as a Governmental Affairs Chairman for the Professional Independent Insurance Agents of Illinois. He also previously served as a board member for both the Sun-Times Media Holdings, the International Visitors Center of Chicago, and the Greater North Michigan Avenue Association (GNMAA). Prior to that, Mr. Mackey proudly served in the Illinois Army National Guard as a military reservist for six years. Mr. Mackey is currently a Director for the Western Golf Association/Evans Scholars Foundation (WGA ESF). Mr. Mackey received a B.B.A. in Finance from Loyola University Chicago. Mr. Mackey is a valuable member of our Board of Trustees because of his extensive experience in the insurance industry, and his expertise in underwriting and risk management solutions.
Jonathan Shames has served as a member of our Board of Trustees as well as Chairman of its Audit Committee since August 2022. He retired from Ernst & Young LLP in July 2021 after a 38-year career that included senior leadership positions, as well as responsibility for major global accounts, with a particular focus in the Private Equity sector. Mr. Shames has U.S. and international experience, leading C-suite and board engagements across multiple sectors while also building and leading global, national and local practices. Since March 2022, Mr. Shames has served as a senior adviser to Morgan Franklin Consulting, a management and technology consulting firm that works with leading businesses to address critical finance, technology, and business objectives. In addition, Mr. Shames is involved in various other civic, not-for-profit and other organizations, including Wolf Trap Foundation (Associates Board), Enquire.AI (Chairman, Board of Advisers), a technology-based expert knowledge platform, and Opalvest (Advisor), an alternative asset management platform. He is a licensed CPA and is qualified to serve as a financial expert as prescribed under SEC, NYSE and NASDAQ rules. Mr. Shames received a B.A. in Economics from Colgate University and an M.B.A. in Finance from New York University. Mr. Shames is a valuable member of our Board of Trustees because of his comprehensive experience in audit, accounting and financial reporting matters, across different industries.
Executive Officers
For information concerning the background of Mr. Zahr and Mr. Reiter see “—Directors and Executive Officers—Non-Independent Trustees” above.
Kevin Halleran has served as the Chief Financial Officer of Blue Owl Real Estate, a division of Blue Owl, since May 2022. In this role, Mr. Halleran is responsible for the financial reporting of Blue Owl Real Estate and its subsidiaries. Prior to joining Blue Owl Real Estate, from November 2020 to May 2022, Mr. Halleran served as the Executive Vice President and Chief Financial Officer at Donahue Schriber Realty Group, where he led the organizational restructuring of the company and later facilitated the merger of the company. Prior to joining Donahue Schriber, Mr. Halleran spent more than six years with Starwood Retail Partners LLC from May 2014 to October 2020. There, he was the senior finance executive for the organization and led all aspects of finance and accounting. Mr. Halleran started his career at KPMG and was responsible for multiple private real estate fund and public real estate investment trust clients. Mr. Halleran earned a B.S. in Accounting and Finance from DePaul University in Chicago.
Andrew Murphy has served as the Secretary of the Company since May 2022, and joined Blue Owl as a Managing Director in the Blue Owl Legal Department in February 2020. Prior to joining Blue Owl, Mr. Murphy was Senior Vice President and Managing Counsel at Oppenheimer Funds from August 2017 to May 2019, responsible for legal matters relating to the firm’s exchange traded funds. Prior to that, from August 2007 to July 2017, Mr. Murphy was counsel at Goldman Sachs Asset Management supporting the firm’s institutional asset management, investment company and third-party distribution businesses. From February 2001 to June 2007, Mr. Murphy was counsel at AllianceBernstein and served as Director of Compliance for AllianceBernstein Investments, Inc. Mr. Murphy received a B.A. in History from Trinity College and a J.D. from Boston College Law School.
Duties of Our Executive Officers
Although most of the services provided to the Company by the individuals who are executive officers are in their respective roles as executive officers of the Adviser, they have certain duties as executive officers of the Company arising from Maryland law, our Declaration of Trust and our bylaws. These duties include executing contracts and other instruments in our name and on our behalf and such other duties as may be prescribed by our Board of Trustees from time to time.
Our executive officers will act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our Board of Trustees from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.
Code of Business Conduct
We have adopted a Code of Business Conduct that applies to all of our trustees, officers and employees (if any), and to all of the officers and employees of the Adviser, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct, as it relates to those also covered by Blue Owl’s code of conduct, operates in conjunction with, and in addition to, Blue Owl’s code of conduct. Our Code of Business Conduct is designed to comply with SEC regulations relating to codes of conduct and ethics.
Our Code of Business Conduct is available on our website, www.blueowlproducts.com/our-reit-bdcs. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

Committees
Our entire Board of Trustees is responsible for supervising our business. However, pursuant to our Declaration of Trust and bylaws, our Board of Trustees may delegate some of its powers to one or more committees as deemed appropriate by the Board of Trustees, provided that each committee consists of at least a majority of Independent Trustees. Members of each of the committees discussed below have been appointed by our Board of Trustees.
The Board of Trustees currently has an Audit Committee (as defined below) and may form additional committees in the future.
Audit Committee
The audit committee of the Board of Trustees (the “Audit Committee”) is currently composed of Mr. Buoncore, Mr. Cummings, Mr. Mackey and Mr. Shames, all of whom are Independent Trustees. Mr. Shames serves as Chair of the Audit Committee. Our Board of Trustees determined that Mr. Shames is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.
The Adviser may appoint additional trustees to the Board and the Audit Committee from time to time.
In accordance with its written charter approved by the Board, the Audit Committee (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement; (c) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (d) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof; (e) pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and (f) acts as a liaison between our independent registered public accounting firm and the Board.
ITEM  11.    EXECUTIVE COMPENSATION
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser, Blue Owl or their affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment operations will be managed by the Adviser. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates.
None of our executive officers will receive direct compensation from us. Additionally, we do not determine the form and amount of compensation and benefits awarded by the Adviser, Blue Owl or their affiliates to our executive officers for their services to us. Instead, the Adviser, Blue Owl and their affiliates have discretion to determine the form and level of cash compensation and other benefits paid to and earned by our executive officers for their services to us. The Adviser, Blue Owl and their affiliates also determine whether and to what extent our executive officers will be provided with pension, deferred compensation and other employee benefits plans and programs.
We will reimburse the Adviser, Blue Owl and/or their affiliates for expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Adviser, Blue Owl and/or their affiliates in performing administrative and/or accounting services for the Company or the Operating Partnership (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services). See “Part I. Item 1A—Risk Factors—Risks Related to Our Relationship with Blue Owl, Our Adviser and the Investment Advisory Agreement” and “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Pursuant to the terms of the Administration Agreement, we reimburse the Adviser, Blue Owl or their affiliates for our portion of the compensation, benefits and related administrative expenses (including travel expenses) paid by the Adviser (or its affiliates) to our executive officers (based on the percentage of time such individuals devote, on the Adviser’s estimated basis, to the business affairs of the Company and/or in acting on behalf of the Company).

In addition, the Administration Agreement does not require that any of our executive officers dedicate a specific amount of time to fulfilling the Adviser, Blue Owl, or their affiliates’ obligations to us under the Administration Agreement and does not require a specified amount or percentage of the fees under the agreement to be allocated to our executive officers. Instead, members of our management team are required to devote such amount of their time to our management as necessary and appropriate, commensurate with our level of activity. Furthermore, except as described above, the Adviser, Blue Owl, and their affiliates do not compensate their employees who serve as our executive officers specifically for their services to us, because these individuals also provide investment management and other services to other investment vehicles that are sponsored, managed or advised by affiliates of the Adviser or Blue Owl. Accordingly, the Adviser and Blue Owl have informed us that, aside from amounts reimbursed under the Administration Agreement, they cannot otherwise identify the portion of the compensation awarded to our other executive officers that relates solely to such executives’ services to us.
For the year ended December 31, 2023, we incurred $—, $508,837, and $169,256 in connection with the compensation expenses of Messrs. Zahr, Halleran, and Murphy (our “named executive officers”), respectively, that were specifically attributed to services performed for us and due to be reimbursed to the Adviser, Blue Owl, and/or their affiliates.
Summary Compensation Table
The following table sets forth all compensation paid to or accrued by our named executive officers for whom we are able to quantify such compensation for services the named executive officer rendered to us during the fiscal years presented.

Name and Principal Position	Fiscal Year	Salary (2)	Bonus (2)	All Other Comp (3)	Total
Marc Zahr ¹ Chief Executive Officer, President and Trustee	2023	$—	$—	$—	$—
	2022	$—	$—	$—	$—
Kevin Halleran Chief Financial Officer	2023	$137,095	$337,841	$33,901	$508,837
	2022	$123,123	$312,000	$2,879	$438,002
Andrew Murphy Secretary	2023	$56,250	$78,750	$34,256	$169,256
	2022	$47,510	$71,264	$33,763	$152,537
(1)     Pursuant to the terms of the Administration Agreement, we do not reimburse the Adviser, Blue Owl and/or their affiliates for any compensation paid to Mr. Zahr for services rendered to us.
(2)     Represents the allocable share of salary and bonus paid by the Adviser, Blue Owl and their affiliates that was reimbursed by the Company pursuant to our Administration Agreement.
(3)     Represents the allocable share of share-based compensation expenses reimbursed by the Company for equity awards made by the Adviser, Blue Owl and their affiliates.

Outstanding Equity Awards as of December 31, 2023
There were no outstanding equity awards of the Company held by our named executive officers as of December 31, 2023.
Compensation of Trustees
We compensate each of our non-employee trustees who are not affiliated with Blue Owl with an annual retainer of $150,000, consisting of $50,000 cash and a $100,000 grant of restricted shares. Additionally, the Chairman of the Audit Committee will receive an additional retainer of $10,000. The annual grant of restricted shares will be based on the then-current per Share transaction price of our Class I Shares at the time of grant and vest approximately 14 months after the date of grant. We do not intend to pay our trustees additional fees for attending Board meetings, but we intend to reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending Board and committee meetings (including, but not limited to, airfare, hotel and food). Our trustees who are affiliated with Blue Owl will not receive additional compensation for serving on the Board of Trustees or committees thereof.

The following table sets forth the compensation earned by or paid to our trustees for the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Richard Buoncore	$50,000	$41,666	$91,666
Fred Cummings	$50,000	$41,666	$91,666
Michael Mackey	$50,000	$41,666	$91,666
Jonathan Shames	$60,000	$41,666	$101,666
(1)     Represents the aggregate grant date fair value of awards of restricted Class I Shares granted during the year ended December 31, 2023 and calculated under the Financial Accounting Standard Board’s Accounting Codification Topic 718 without taking into account estimated forfeitures. The grant of restricted shares to our non-employee trustees was prorated to reflect that our operations did not commence until August 2022. The number of shares awarded to each of our independent trustees was 4,146, which was determined by dividing $41,666 by the then-current NAV of our Class I Shares at the time of grant in January 2023. Such shares vested in February 2024.

Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board of Trustees because we do not pay any compensation to our officers. Our independent trustees participate in the consideration of independent trustee compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets out certain ownership information with respect to our shares for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of our outstanding shares, each of our trustees and officers and all officers and trustees as a group. As of March 14, 2024, there were a total of 252,261,954 common shares issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 30 N. LaSalle St., Suite 4140, Chicago, IL.

Name and Address	Number of Shares Beneficially Owned	Percentage
Marc Zahr ^	3,989,368	1.6%
Michael Reiter ^	175,517	*
Alan Kirshenbaum	—	—
Kevin Halleran	—	—
Rick Buoncore ^	842,202	*
Fred Cummings	14,089	*
Michael Mackey	14,089	*
Jonathan Shames	14,089	*
Andrew Murphy	—	—
All current executive officers and trustees as a group (9 persons)	5,049,354	2.0%
All shares listed in the table above are Class I Shares or OP Units.
____________
*    Represents less than 1%.
^    Ownership includes OP Units.

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Investment Advisory Agreement
We are externally managed by the Adviser, and pursuant to the Investment Advisory Agreement, the Adviser is responsible for the following:
•managing the Company’s and Operating Partnership’s assets in accordance with its investment objective, policies and restrictions;
•determining the composition of the Company’s and Operating Partnership’s portfolio, the nature and timing of the changes to the Company’s and Operating Partnership’s portfolios and the manner of implementing such changes;
•making investment decisions for the Company and Operating Partnership, including negotiating the terms of investments in, and dispositions of, real estate, portfolio securities and other instruments on its behalf;
•monitoring the Company’s and Operating Partnership’s investments;
•engaging and supervising, on the Company’s and Operating Partnership’s behalf, agents and service providers to assist in making and managing the Company’s and Operating Partnership’s investments
•determining valuations of real estate and real estate-related assets held by the Company and Operating Partnership;
•performing due diligence on prospective portfolio investments;
•recommending the appropriate level of leverage and debt financing;
•exercising voting rights in respect of portfolio securities and other investments for the Company and Operating Partnership;
•serving on, and exercising observer rights for, boards of directors and similar committees of the Company’s and Operating Partnership’s portfolio investments; and
•providing the Company and Operating Partnership with such other investment advisory and related services as the Company and Operating Partnership may, from time to time, reasonably require for the investment of capital.
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, the management, policies and operations of the Company and the Operating Partnership shall be the ultimate responsibility of the Adviser acting pursuant to and in accordance with the Company’s Declaration of Trust.
Term and Termination Rights
The Investment Advisory Agreement was approved by our Board of Trustees in August 2022. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of our Board of Trustees and a majority of the Independent Trustees.
Without payment of penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of our Board of Trustees. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.
Management Fee
As compensation for its services provided pursuant to the Investment Advisory Agreement, the Company pays the Adviser a management fee of 1.25% of the Company’s NAV per annum payable monthly. Additionally, to the extent that the Operating Partnership issues Operating Partnership units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to 1.25% of the NAV of the Operating Partnership attributable to such Operating Partnership units not held by the Company per annum payable monthly. Additionally, for all DST Properties that are subject to a master lease, we and the Operating Partnership will collectively pay the Adviser a management fee equal to

1.25% per annum of the total consideration received from the sale of interests in Delaware statutory trusts that directly or indirectly hold DST Properties, net of (i) up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such interests, and (ii) the proceeds from any loans secured directly or indirectly by the DST Properties. The Adviser has the ability to waive the management fee in its discretion. In calculating the management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation allocation, ongoing servicing fees or distributions payable on our shares. Management fees paid to the Adviser or its affiliates for management services rendered to any joint ventures in which we invest will offset the management fee we pay the Adviser.
The Adviser may elect to receive the management fee in cash, Class I Shares or Class I units of the Operating Partnership. If the management fee is paid in Class I Shares or Class I units of the Operating Partnership, such shares or units may be repurchased at the Adviser’s request and will not be subject to the repurchase limits of the Amended Share Repurchase Plan or any Early Repurchase Deduction. The Operating Partnership will repurchase any such Operating Partnership units for cash unless our Board of Trustees determines that any such repurchase for cash would be prohibited by applicable law or the Operating Partnership Agreement, in which case such Operating Partnership units will be repurchased for the Company’s Class I Shares with an equivalent aggregate NAV. The Adviser will have the option of exchanging Class I Shares for an equivalent aggregate NAV amount of other share classes.
To date, the Adviser has received the management fee in Class I Shares. For the year ended December 31, 2023, the Company issued 1,887,887 shares to the Adviser as payment for management fees. The Company also had a payable of $4.8 million related to the management fees as of December 31, 2023. From Inception to December 31, 2022, the Adviser was issued 98,849 Class I shares as payment for $1.0 million of management fees. The Adviser has not submitted any repurchase requests for shares previously issued as payment for management fees to date.
Performance Participation Allocation
So long as the Investment Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partners each hold an interest in the performance participation allocation in the Operating Partnership that entitles them to receive in the aggregate an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined below). The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Investment Advisory Agreement. Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly.
Promptly following the end of each calendar quarter that is not also the end of a calendar year, the Special Limited Partners will be entitled to a performance participation allocation as described above calculated in respect of the portion of the year to date, less any performance participation allocation received with respect to prior quarters in that year (the “Quarterly Allocation”). The performance participation allocation that the Special Limited Partners are entitled to receive at the end of each calendar year will be reduced by the cumulative amount of Quarterly Allocations that year.
Specifically, the Special Limited Partners in the aggregate will be allocated a performance participation in an amount equal to:
First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Special Limited Partners equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partners pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.
“Total Return” for any period since the end of the prior calendar year shall equal the sum of:
(i) all distributions accrued or paid (without duplication) on the Operating Partnership units outstanding at the end of such period since the beginning of the then-current calendar year plus
(ii) the change in aggregate NAV of such units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Operating Partnership units, (y) any allocation/accrual to the performance participation allocation and (z) applicable ongoing servicing fee expenses (including any payments made to us for payment of such expenses).

For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such units.
“Hurdle Amount” for any period during a calendar year means that amount that results in a 5% annualized internal rate of return on the NAV of the Operating Partnership units outstanding at the beginning of the then-current calendar year and all Operating Partnership units issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of Operating Partnership units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Operating Partnership units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the performance participation allocation and applicable ongoing servicing fee expenses, provided that the calculation of the Hurdle Amount for any period will exclude any Operating Partnership units repurchased during such period, which units will be subject to the performance participation allocation upon repurchase as described below.
Except as described in Loss Carryforward below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.
“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Operating Partnership units repurchased during such year, which units will be subject to the performance participation allocation upon repurchase as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Special Limited Partners’ performance participation. This is referred to as a “High Water Mark.”
The Special Limited Partners will also be allocated a performance participation with respect to all Operating Partnership units that are repurchased during a calendar quarter (in connection with repurchases of our shares in our share repurchase plan) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such performance participation.
If a Quarterly Allocation is made and at the end of a subsequent calendar quarter in the same calendar year the Special Limited Partners are entitled to less than the previously received Quarterly Allocation(s) (a “Quarterly Shortfall”), then subsequent distributions of any Quarterly Allocations or year-end performance participation allocations in that calendar year will be reduced by an amount equal to such Quarterly Shortfall, until such time as no Quarterly Shortfall remains. If all or any portion of a Quarterly Shortfall remains at the end of a calendar year following the application described in the previous sentence, distributions of any Quarterly Allocations and year-end performance participation allocations in the subsequent four calendar years will be reduced by (i) the remaining Quarterly Shortfall plus (ii) an annual rate of 5% on the remaining Quarterly Shortfall measured from the first day of the calendar year following the year in which the Quarterly Shortfall arose and compounded quarterly (collectively, the “Quarterly Shortfall Obligation”) until such time as no Quarterly Shortfall Obligation remains; provided, that the Special Limited Partners (or their affiliates) may make a full or partial cash payment to reduce the Quarterly Shortfall Obligation at any time; provided, further, that if any Quarterly Shortfall Obligation remains following such subsequent four calendar years, then the Special Limited Partners (or their affiliates) will promptly pay the Operating Partnership the remaining Quarterly Shortfall Obligation in cash.
Distributions on the performance participation allocation may be payable in cash or Class I units at the election of the Special Limited Partners. If a Special Limited Partner elects to receive such distributions in Class I units, the Special Limited Partner may request that the Operating Partnership repurchase such Class I units from the Special Limited Partner at a later date. Any such repurchase requests will not be subject to the Early Repurchase Deduction or similar repurchase limits that exist under our share repurchase plan. The Operating Partnership will repurchase any such Class I units for Class I Shares or cash (at the Special Limited Partners’ elections) unless our Board Of Trustees determines that any such repurchase for cash would be prohibited by applicable law or the Operating Partnership Agreement, in which case such Class I units will be repurchased for Class I Shares. Any such repurchase request will not be subject to the Early Repurchase Deduction or similar repurchase limits that exist under our share repurchase plan.
The NAV of the Operating Partnership calculated on the last trading day of a calendar year shall be the amount against which changes in NAV is measured during the subsequent calendar year. In our first calendar year of operations, the performance participation allocation will be prorated for the portion of the calendar year.

The measurement of the foregoing net assets change is also subject to adjustment by our Board Of Trustees to account for any unit dividend, unit split, recapitalization or any other similar change in the Operating Partnership’s capital structure or any distributions made after the commencement of our private offering that the Board Of Trustees deems to be a return of capital (if such changes are not already reflected in the Operating Partnership’s net assets).
Except as noted above with respect to Quarterly Allocations, the Special Limited Partners will not be obligated to return any portion of performance participation paid based on our subsequent performance.
Changes in our Operating Partnership’s NAV per unit of each class will generally correspond to changes in our NAV per Share of the corresponding class of our Shares. Distributions with respect to the performance participation allocation are calculated from the Operating Partnership’s Total Return over a calendar year. As a result, the Special Limited Partners may be entitled to receive payments under the performance participation allocation for a given year even if some of our shareholders who purchased shares during such year experienced a decline in NAV per share. Similarly, shareholders whose shares are repurchased during a given year may have their shares repurchased at a lower NAV per share as a result of an accrual for the estimated performance participation allocation at such time, even if no performance participation allocation for such year are ultimately payable to the Special Limited Partners at the end of such calendar year.
In the event the Investment Advisory Agreement is terminated, the Special Limited Partners will be allocated any accrued performance participation allocation with respect to all Operating Partnership units as of the date of such termination.
During the year ended December 31, 2023 and for the period from Inception to December 31, 2022, the Company recognized $12.5 million and $4.2 million of performance participation allocation expense in the Company’s Consolidated Statement of Operations, respectively, paid in OP Units.
On February 1, 2023, the Company issued 243,536 OP Units to the Special Limited Partner as payment of performance participation allocation. Such units were issued at the NAV per unit as of December 31, 2022. On August 1, 2023, the Company issued 788,112 OP Units to the Special Limited Partner as payment of the performance participation allocation. Such units were issued at the NAV per unit as of June 30, 2023. On November 1, 2023, the Company issued 559,048 OP Units to the Special Limited Partner as payment of the performance participation allocation. Such units were issued at the NAV per unit as of September 30, 2023. As of December 31, 2023, as a result of the issuance of units during 2023 in excess of the final fee measured on a calendar year basis, the Company recorded a receivable due to the Company from the Adviser of $1.5 million. This amount is included within Other assets in the Company’s Consolidated Balance sheet.
As of December 31, 2023, and immediately following (i) the issuance of the units and (ii) the record time for the distributions on the Company’s Class I Shares, no OP Units were exchanged for Class I Shares in the Company. Subsequent to the issuance of the Class I Shares and OP Units, no Class I Shares or OP Units were redeemed or exchanged for Class I Shares in the Company.
Organizational and Offering Costs
The Adviser has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding the ongoing servicing fees) through September 1, 2023, the first anniversary of the date on which we broke escrow for our private offering. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the first anniversary of the Company’s first close of its private offering, which occurred on September 1, 2022. Beginning September 1, 2023, we reimburse the Adviser for any organization and offering expenses associated with our private offering that the Adviser incurs on our behalf as and when incurred. The Adviser will pay wholesaling compensation expenses and certain related expenses of persons associated with the Dealer Manager without reimbursement from us.
As of December 31, 2023 and 2022, the Company had accrued $11.9 million and $6.4 million of organizational and offering costs, respectively.
Acquisition Expense Reimbursement
We do not intend to pay the Adviser any acquisition, financing (except interest payments to the lender in cases where the lender is an affiliate of the Adviser) or other similar fees in connection with making investments. We will, however, reimburse the Adviser for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired, and make payments to third parties or certain of the Adviser’s affiliates in connection with making investments as described in “—Fees from Other Services of the Adviser” below.
Fees from Other Services of the Adviser
We may retain certain of the Adviser’s affiliates, from time to time, for services relating to our investments or our operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. Our Operating Partnership or its subsidiary may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be at or below market rates.
For the year ended December 31, 2023 and the period from Inception through December 31, 2022, the Company did not incur any expenses or make any payments for other services to affiliates of the Adviser.
Administration Agreement
The Adviser also serves as our administrator. Under the terms of the Administration Agreement, the Adviser will perform, or oversee the performance of, administrative services, which includes, but is not limited to, providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports required to be filed with the SEC, managing the payment of expenses and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates.
The Company will reimburse the Adviser for services performed for the Company pursuant to the terms of the Administration Agreement, which will include certain compensation expenses, expenses associated with arranging financing on the Company’s behalf, certain organization costs incurred prior to the commencement of the Company’s operations, and certain offering costs. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Adviser for any services performed for the Company by such affiliate or third party. To the extent that the Adviser outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without profit to the Adviser. As of December 31, 2023 and 2022, the Company reimbursed the Adviser $6.5 million and $— for services performed pursuant to the Administration Agreement.
Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of our Board of Trustees and a majority of the Independent Trustees. The Company or the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The Company’s decision to terminate the agreement may be made by a majority of our Board of Trustees.
The Administration Agreement provides that the Adviser and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement.
Real Estate Transactions
During the year ended December 31, 2023 and for the period from Inception through December 31, 2022, we acquired assets from various funds that were also managed by our Adviser as shown in the table below. These transactions were approved by our Board of Trustees, including a majority of our Independent Trustees, as set forth in our Declaration of Trust.

	December 31, 2023	From Inception through December 31, 2022
Properties acquired	12	146
Acquisition value	$209,190	$2,112,400

The properties acquired during the year ended December 31, 2023, were acquired from Fund V and paid in cash. The properties acquired from the period of Inception through December 31, 2022, were acquired from various funds and paid in a combination of cash, shares of the Company, and Operating Partnership Units.
As noted above, the properties acquired from various funds managed by our Adviser during the period from Inception through December 31, 2022 comprise the “Predecessor” portfolio. For additional information on these transactions, please see “Blue Real Estate Capital Fund IV and V Acquired Predecessor Portfolio” in the “Blue Owl Real Estate Capital Fund IV and V Acquired Predecessor Portfolio Notes to Combined Statements of Revenues and Certain Operating Expenses” below.
Dealer Manager Agreement
We entered into a Dealer Manager Agreement with the Dealer Manager, and we have entered into participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, Blue Owl Securities serves as the dealer manager, and certain participating broker-dealers solicit capital, for our private offering of shares of Class S, Class D and Class I Shares.
We will pay the Dealer Manager an ongoing servicing fee (i) with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate net asset value of our outstanding Class S shares and (ii) with respect to our outstanding Class D Shares equal to 0.25% per annum of the aggregate net asset value of our outstanding Class D Shares. We will not pay an ongoing servicing fee with respect to our outstanding Class I Shares.
For the year ended December 31, 2023 and for the period from Inception to December 31, 2022, we paid $6.3 million and $623 thousand, respectively, in ongoing servicing fees to the Dealer Manager. As described above, the Dealer Manager reallowed (paid) all or a portion of the ongoing servicing fees to participating broker-dealers and servicing broker-dealers for ongoing shareholder services performed by such broker-dealers. As of December 31, 2023 and 2022, we had accrued $50.7 million and $25.6 million of shareholder servicing fees related to Class S and Class D Shares sold, respectively.
Promissory Note with Blue Owl Capital Holdings
On August 8, 2022, NLT OP entered into an interest-bearing revolving promissory note with an affiliate, Blue Owl Capital Holdings, in the principal amount of up to $250.0 million. The interest is payable monthly in arrears at Blue Owl Capital Holdings’ election in (i) cash, (ii) Class I units of the Operating Partnership (using the most recently available net asset value per unit), or (iii) Class I Shares of the Company (using the most recently available net asset value per share). On November 9, 2023, NLT OP amended and restated the loan agreement to set a maturity date of June 30, 2024, remove the revolving feature from the promissory note, and to allow NLT OP to borrow an additional $50,000 on a delayed draw basis. Any unpaid principal balance and unpaid accrued interest is payable on June 30, 2024.
As of December 31, 2023, $200.0 million was outstanding under the affiliate notes payable and had accrued interest expense in the amount of $2.4 million.
Indemnification Agreements with Trustees and Officers
We have entered into indemnification agreements with our trustees and officers. The indemnification agreements are intended to provide our trustees and officers the maximum indemnification permitted under Maryland law. Each indemnification agreement provides that we shall indemnify the trustee or officer who is a party to the agreement including the advancement of legal expenses, if, by reason of his or her status with the Company, such trustee or officer is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of the Company.
For additional information regarding our related party transactions, please see Note 8 - Debt and Note 10 - Related Party Transactions in our Notes to Consolidated Financial Statements.
Sale of Shares to Blue Owl Capital Holdings
In conjunction with our commencement of operations, on August 9, 2022, we issued and sold 190,000 shares of our Class I Shares to Blue Owl Capital Holdings, for an aggregate purchase price of $1.9 million. On January 18, 2023, Blue Owl Capital Holdings acquired 210,000 of our Class I Shares from Owl Rock Feeder FIC LLC, an entity owned and controlled by certain of Blue Owl’s senior management, for an aggregate purchase price of $2.1 million. On February 1, 2023, we issued and sold an additional 2,042,841 of our Class I Shares to Blue Owl Capital Holdings, for an aggregate purchase price of $21 million.
Potential Conflicts of Interest
Various potential and actual conflicts of interest may arise from the overall investment activities of Blue Owl and its affiliates, including the Adviser. By acquiring shares of the Company, each investor will be deemed to have acknowledged the existence of any such actual or potential conflicts of interest and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest. The following briefly summarizes some of these conflicts but is not intended to be an exclusive list of all such conflicts. Any references to the Adviser in this section includes its affiliates, partners, members, shareholders, officers, directors and employees.
General Scope of Potential Conflicts of Interest
The Adviser and its affiliates engage in investment activities that are independent from and may from time to time conflict with those of the Company. In the future, instances may arise in which the interests of the Adviser or its affiliates conflict with the interests of investors or the Company.
Dealing with Conflicts of Interest
Although the Adviser believes that its interests with respect to the success of the Company are generally aligned with the interests of investors, it is possible that conflicts of interest between the Adviser and its affiliates and the Company might arise.
From time to time, the Company and Other Blue Owl Accounts (whether existing or formed in the future) may make different types of and/or investments at different levels of an issuer’s or borrower’s capital structure or otherwise in different classes of the same issuer’s securities. The Company may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Other Blue Owl Accounts. Such investments may conflict with the interests of such Other Blue Owl Accounts in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. In addition, we may enter into sale-leaseback transactions with companies in which Other Blue Owl Accounts provide lending or hold a minority interest. In the event of a restructuring, such Other Blue Owl Accounts would be a secured lender of the company and we would be an unsecured lender. The Adviser could, in certain circumstances, have an incentive not to pursue actions against a tenant that would be in the best interest of the Company. While the Adviser will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among the Other Blue Owl Accounts, such transactions are not required to be presented to the Company’s Board Of Trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in the Company’s favor.
Other Activities; Allocation of Time
The officers, managers and employees of the Adviser also serve as officers, managers and employees of Other Blue Owl Accounts and/or Blue Owl. The Adviser has widespread and varied business interests, and the officers, managers and employees of the Adviser may owe fiduciary duties to such other Blue Owl-related entities under applicable law. Conflicts of interest may arise in allocating management time, services or functions among the respective officers and employees of the Adviser and there will be no specific obligation to devote any particular portion of their time to the affairs of the Company. Such officers and employees may enter (and thus spend time and resources on) other businesses that the respective officer or employee deems non-conflicting with the Company. The Adviser and its respective affiliates manage other investment entities and are not prohibited from raising money for and managing future investment entities, including

Other Blue Owl Accounts that make the same types of investments as those the Company targets. As a result, the time and resources that the Adviser devotes to the Company will, from time to time, be diverted, and during times of intense activity in other programs they could devote less time and resources to the Company than is necessary or appropriate. In addition, the Company could compete with any such investment entity also managed by the Adviser for the same investors and investment opportunities.
In addition, although the Adviser’s officers and employees will devote such portion of their business time and effort to the Company as they determine to be reasonable and appropriate to properly manage the Company and implement the Company’s investment strategy, none of them will devote all of his or her working time to the affairs of the Company. The working time of the employees of the Adviser and the investment professionals of the Adviser will be subject to their prior commitments to other business activities, including the Other Blue Owl Accounts, and potential future commitments to other business activities. Thus, the Adviser and its officers, managers and employees may have conflicts of interest in allocating management time, resources, and functions among the Company and other Adviser entities as well as to individual properties.
The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers to which the Company may have exposure as landlord.
The Adviser and its affiliates may provide a broad range of financial services to companies that may be tenants of the Company, including providing arrangement, syndication, origination, structuring and other services to such companies, and will generally be paid fees for such services, in compliance with applicable law, by the companies. Any payments received by the Adviser or its affiliates for providing these services will not be shared with the Company and may be received before the Company realizes a return on its investment. In addition, the Company may enter into sale-leaseback transactions with companies in which Other Blue Owl Accounts provide lending or hold a minority interest. The Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and recommendations to the Company, on the other hand and could, in certain instances, have an incentive not to pursue actions against a company that would be in the Company’s best interest.
The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or the Adviser over the Company, which may result in conflicts of interest that could be harmful to the Company.
Because the Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, the Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees and allocation received by the Adviser and Special Limited Partners from the Company. In addition, certain members of the Investment Committee and other executives and employees of the Adviser will hold and receive interests in the Adviser and its affiliates, in addition to cash and carried interest. In these instances, a portfolio manager for the Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl and/or its affiliates. In addition, a conflict of interest exists to the extent the Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans. In these circumstances, the Adviser has an incentive to favor these other investment companies or accounts over the Company. The Board of Trustees will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
Payment of the Adviser and Affiliates
The Adviser and its affiliates may receive substantial fees for services rendered to the Company and will also be entitled to reimbursement for out-of-pocket expenses incurred in connection with the business affairs of the Company. These fees are not the result of arm’s length negotiations. The Adviser believes that the significant investment by the Adviser and its affiliates in the Company operates to align, to some extent, the interests of the Adviser with the interests of shareholders, although the Adviser has or is permitted to have economic interests in such other investment funds and investments as well as receive management fees and incentive based payments and carried interest relating to these interests. Such other investment funds and investments that the Adviser and/or its affiliates manage could compete with the Company or investments acquired by the Company, including leasing properties to the same tenants as the Company. In addition, the Adviser may have an incentive to cause the Company to pay the foregoing fees to the Adviser to the detriment of other third-party creditors of the Company. Any of the foregoing decisions may be detrimental to investors and may reduce the return on the investments made by investors pursuant to the offering. As the management fee does not correlate to the performance of the Company’s investments, the possibility exists that a significant management fee would be payable even if the Company experiences a net loss during a given year.
Allocation of Investment Opportunities
Certain inherent conflicts of interest arise from the fact that the Adviser and its affiliates, including the Adviser, will provide investment advisory and other services to the Company and Other Blue Owl Accounts. The investment guidelines and program of the Company and the Other Blue Owl Accounts may or may not overlap, in whole or in part, and if there is any such overlap, investment opportunities will be allocated between the Company and the Other Blue Owl Accounts in a manner that may result in fewer investment opportunities being allocated to the Company than would have otherwise been the case in the absence of such Other Blue Owl Accounts. Certain allocations will, from time to time, be more advantageous to the Company relative to one or all of the Other Blue Owl Accounts, or vice versa. While the Adviser will seek to allocate investment opportunities in a way that it believes in good faith is fair and reasonable over time to the Company, there can be no assurance that the Company’s actual allocation of an investment opportunity or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser is subject did not exist.
With respect to Other Blue Owl Accounts with investment objectives or guidelines that may overlap with ours but that do not have priority over us, investment opportunities will be allocated between us and the Other Blue Owl Accounts in accordance with our prevailing policies and procedures in effect at the time (and subject to change) on a basis that the Adviser and its affiliates determine to be fair and reasonable over time in their sole discretion, subject to the following considerations: (i) any applicable investment objectives of ours and such Other Blue Owl Accounts (which, for us, includes our primary objective of providing current income in the form of regular, stable cash distributions to achieve an attractive dividend yield), (ii) any investment limitations of ours and such Other Blue Owl Accounts (e.g., joint venture investments between us and an Other Blue Owl Account must be on the same terms and satisfy the restrictions of all participants, such as lowest leverage targeted by any participant), (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification, (iv) avoiding allocation that could result in de minimis or odd lot investments, (v) the liquidity needs of the investment fund or account, (vi) the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process, (vii) the life cycle of the investment fund or account and (viii) legal, tax, accounting, regulatory and other considerations deemed relevant by the Adviser and its affiliates (including, without limitation, maintaining our qualification as a REIT and our status as a non-investment company exempt from the Investment Company Act). The relevance of each of these criteria will vary from investment opportunity to investment opportunity. Currently, an Other Blue Owl Account invests in properties with long-term net leases in the United States to non-investment grade tenants and will be offered the opportunity to participate in such investments. The Adviser’s allocation of investment opportunities among the Company and any of the Other Blue Owl Accounts will not always, and often will not, be proportional. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Adviser may also take into account prior allocation decisions.
If, through the foregoing analysis, the Adviser determines an investment opportunity to be appropriate for multiple investment funds or accounts, the Adviser generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.
Certain allocations will, from time to time, be more advantageous to the Company relative to one or all of the other investment funds, or vice versa. While the Adviser will seek to allocate investment opportunities in a way that it believes in good faith is fair and reasonable over time to the Company, there can be no assurance that the Company’s actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser is subject did not exist.
Additionally, conflicts of interest can arise if the Company makes an investment in a portfolio investment in conjunction with an investment made by an Other Blue Owl Account, or if it were to enter into a sale-leaseback transaction or otherwise invest in the securities of a company in which an Other Blue Owl Account has already made an investment, even if investing in the same class of securities. For instance, the Company will not necessarily invest through the same investment vehicles, have the same access to credit or employ the same hedging or investment strategies as such Other Blue Owl Account. This could result in differences in price, terms, leverage and associated costs. Further, there can be no assurance that the Company and the Other Blue Owl Account(s) that invest in the same company will exit, or have the opportunity to exit, such investment at the same time or on the same terms. The Adviser and its affiliates could express inconsistent views of commonly held investments or of market conditions more generally. There can be no assurance that the return on the Company’s investments will be the same as the returns obtained by Other Blue Owl Account(s) participating in a given transaction or with a particular company. Given the nature of the relevant conflicts there can be no assurance that any such conflict can be resolved in a manner that is beneficial to both the Company and the relevant Other Blue Owl Accounts. In that regard, actions could be taken for Other Blue Owl Account(s) that adversely affect the Company.
Currently, Other Blue Owl Accounts seek to invest in properties with certain durations of long-term net leases solely to investment grade tenants in the United States that meet certain return profile criteria. These Other Blue Owl Accounts have priority over us with respect to such investment opportunities, although we may have opportunities to co-invest alongside such Other Blue Owl Accounts. In addition, an Other Blue Owl Account invests in properties with net leases to non-investment grade tenants. This Other Blue Owl Account has priority over us up to a limited percentage of these investment opportunities for a finite period and finite amount. Accordingly, we may have the potential to co-invest with such Other Blue Owl Account. Other than as described above, no Other Blue Owl Accounts currently have priority over us with respect to investment opportunities. The Adviser will direct certain relevant investment opportunities to those Other Blue Owl Accounts and may cause the Company to co-invest alongside or enter into joint ventures with these Other Blue Owl Accounts. Other Blue Owl Accounts having priority over us will result in fewer investment opportunities being made available to us, and the opportunities that are available to us may have lower return profiles, shorter lease durations and/or lower-rated tenants than would otherwise be the case. Over time, certain investment opportunities suitable for us are likely also to be suitable for certain Other Blue Owl Accounts. In determining which Other Blue Owl Accounts should participate in such investment opportunities, subject to the Declaration of Trust and applicable laws and regulations, the Adviser and its affiliates are subject to potential conflicts of interest among the investors in us and investors in the Other Blue Owl Accounts. We are permitted to invest, together with other funds advised by the Adviser and its affiliates, in the manner set forth in the relevant partnership agreements and the Adviser’s allocation policy and pursuant to applicable law. We are also permitted to make investments in a portfolio investment that would allow Other Blue Owl Accounts to redeem or realize their interest in such portfolio investment. In the event that the available amount of an investment opportunity in which we will invest exceeds an amount appropriate for us, such excess could also be offered to one or more other potential investors.
The Adviser or its affiliates may also give advice to the Other Blue Owl Accounts that may differ from advice given to the Company even though its investment objectives may be the same or similar to those of the Company.
Platform Arrangements
The Company may invest (directly or indirectly) and/or co-invest with third parties (or affiliated managers or other persons) with respect to specified investments or categories of investments through joint ventures, investment platforms, internally or externally managed REITs, other entities or similar arrangements (“Platform Arrangements”), thereby acquiring non-controlling interests in certain investments. Such Platform Arrangements are generally expected to be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and could include capital and/or assets contributed by third party investors or such platform managers. Platform Arrangements generally provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. In such cases, the Company significantly relies on the existing management, board of directors and other shareholders of such companies, which could include representation of other financial investors with whom the Company is not affiliated and whose interests could conflict with the interests of the Company. Moreover, in the case where the Company co-invests, such investments will involve risks not present in investments where a third party is not involved, including the possibility that a third party partner or co-venturer has financial difficulties resulting in a negative impact on such investment, has economic or business interests or goals that are inconsistent with those of the Company, is in a position to take (or block) action in a manner contrary to the Company’s investment objectives, or the increased possibility of default, diminished liquidity or insolvency by the third party partner or co-venturer due to a sustained or general economic downturn. In addition, the Company could in certain circumstances be liable for the actions of its third-party partners or co-venturers. Investments made in Platform Arrangements also could involve arrangements including carried interest, management fees and/or other fees or compensation payable to such third-party partners or co-venturers, particularly in those circumstances where such third-party partners or co-investors include a management group, as well as to operators, consultants and/or managers. The services provided by such persons to Platform Arrangements are generally expected to be similar to, and overlap with, services provided by the Adviser to the Company or its other clients. The Company generally expects that appropriate minority shareholder rights will be obtained to protect its interests to the extent possible. There can be no assurance that such minority shareholder rights will be available or that such rights will provide sufficient protection of the Company’s interests.
In addition, we may be subject to expenses and liabilities related to employees or management teams of certain portfolio entities owned by us. Such expenses and liabilities may include compensation, overhead and other administrative costs, as well as potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances. We may also be subject to other operational risks from such employees, including cybersecurity risks or as a result of employee error or malfeasance. In addition, we may encounter unforeseen costs and expenses associated with acquiring such portfolio entities and such expenses may have an adverse effect on our results of operations.
Fees and Expenses
The Adviser faces a variety of potential conflicts of interest when it determines allocations of various fees and expenses to the Company. The Adviser intends to allocate common expenses in a manner that is fair and reasonable over time or in such other manner as may be required by applicable law or the Management Agreement. With respect to broken deal expenses, such expenses will generally be allocated among all eligible funds and accounts in a manner that is fair and reasonable over time and in accordance with policies adopted by the Adviser and the Management Agreement. In other cases, from time to time, the Company will bear a higher portion of a shared expense, but receive a smaller benefit, relative to other beneficiaries of services to which such shared expense relates. In addition, from time to time the Company will incur higher costs for services due to such service being utilized by multiple beneficiaries or for other reasons. By way of example, the Company could potentially bear higher insurance premiums in connection with policies that cover multiple investment funds or accounts managed by the Adviser or its affiliates, and/or the Adviser or such affiliates themselves, including due to the Adviser’s and the Company’s affiliation with Blue Owl as a public company.
Relationships with Affiliated Persons
The Adviser could also, from time to time, employ personnel with pre-existing ownership interests in or who were employed by portfolio companies owned by the Company or other funds or investment vehicles advised by the Adviser; conversely, former personnel or executives of the Adviser will, from time to time, serve in significant management roles at portfolio companies or service providers recommended by the Adviser. Similarly, the Adviser and/or its personnel maintain relationships with (or are permitted to invest in) financial institutions, service providers and other market participants, including, but not limited to, investment advisers, banks, brokers, financial advisors, consultants, finders (including executive finders and portfolio company finders), executives, attorneys, accountants, institutional investors, family offices, lenders, current and former employees, and current and former portfolio company executives, as well as certain family members or close contacts of these persons. Certain of these persons or entities will invest (or will be affiliated with an investor) in, engage in transactions with and/or provide services (including services at reduced rates) to, the Adviser, and/or the Company, other funds or other investment vehicles the Adviser advises. The Adviser will have a conflict of interest with the Company in recommending the retention or continuation of a third-party service provider to the Company or a portfolio investment owned by the Company if such recommendation, for example, is motivated by a belief that the service provider or its affiliate(s) will continue to invest in one or more funds the Adviser or one of its affiliates advises, will provide the Adviser information about markets and industries in which the Adviser operates (or is contemplating operations) or will provide other services that are beneficial to the Adviser and its affiliates. The Adviser will have a conflict of interest in making such recommendations, in that the Adviser has an incentive to maintain goodwill between itself and the existing and prospective portfolio companies for the Company and other funds and investment vehicles that the Adviser advises, while the products or services recommended will not necessarily be the best available to the portfolio investments held by the Company.
Over the life of the Company, subject to oversight by the Company’s Board Of Trustees, the Adviser generally expects to exercise its discretion to recommend to the Company or to a portfolio investment thereof that it contract for services with various service providers, potentially including, among others: (i) the Adviser (or an affiliate, which include other portfolio companies of the Company or Other Blue Owl Accounts) and at rates determined or substantively influenced by the Adviser; or (ii) an entity with which the Adviser or its affiliates or current or former members of their personnel has a relationship or from which such person derives a financial or other benefit. This subjects the Adviser to potential conflicts of interest, because although it intends to select service providers that it believes are aligned with its operational strategies and that will enhance portfolio investment performance, the Adviser will have an incentive to recommend the related or other person because of its financial or business interest. Additionally, there is a possibility that the Adviser, because of such incentive or for other reasons (including whether the use of such persons could establish, recognize, strengthen or cultivate relationships that have the potential to provide longer-term benefits to the Adviser, the Company or Other Blue Owl Accounts), favors such retention or continuation even if a better price and/or quality of service provider could be obtained from another person. Whether or not the Adviser has a relationship with or receives financial or other benefit from recommending a particular service provider, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost.
In addition, the Adviser could encounter conflicts of interest in respect of the Company’s leasing of property to portfolio companies of funds advised by the investment managers in which Blue Owl GP Stakes (which are part of the Blue Owl platform) acquire minority interests (“Partner Managers”). In particular, Blue Owl will own all or substantially all of the management fee streams from the Company and a portion of the incentive fees attributable to the GP Capital Solutions division. Portfolio companies of funds advised by the Partner Managers may be tenants of assets owned by the Company. As a fiduciary, the Adviser is obligated to act in the best interest of the Company, which could require the Adviser to cause the Company, its capacity as landlord, to take actions that could be adverse to the portfolio companies owned by funds managed by the Partner Managers. Because such actions could adversely affect Blue Owl’s relationships with Partner Managers, or potentially impact the value of a Blue Owl GP Stakes investment in a Partner Manager, the Adviser could, in certain circumstances, have an incentive not to pursue actions against a tenant that would be in the best interest of the Company. As a result, although the Adviser believes that the Blue Owl platform will enhance the Adviser’s ability to source investment opportunities for the Company through, among other things, enhanced relationships with Partner Managers, it could also result in additional conflicts of interest.
Existing Relationships
The Adviser and its affiliates have long-term relationships with a significant number of tenants, developers, institutions and corporations. In determining whether to invest in a particular property on behalf of the Company, the Adviser will consider those relationships, and there may be certain transactions that will not be undertaken on behalf of the Company in view of such relationships. In addition, the existence and development of such relationships may be considered in the management of the Company and its investments. In providing property leasing, development or other types of services to its clients, the Adviser or their respective affiliates may recommend activities that could directly or indirectly compete with or adversely affect the Company.
Affiliated Dealer Manager
The Company has entered into the Dealer Manager Agreement with the Dealer Manager. Pursuant to the Dealer Manager Agreement, the Company will indemnify the Dealer Manager, its officers, directors and any person who controls the Dealer Manager, in certain circumstances.
The Dealer Manager is an affiliate of the Adviser and will not make an independent review of us or our continuous private offering. This relationship may create conflicts in connection with the Dealer Manager’s due diligence obligations under the federal securities laws. Due to its affiliation with the Adviser, no independent review of the Company will be made by the Dealer Manager in connection with the distribution of our shares in our private offering.
DST Program
The Adviser is an affiliate of our Dealer Manager and the DST Manager. These relationships may create conflicts of interest with respect to decisions regarding whether to place properties into the DST Program. The Adviser, Dealer Manager and DST Manager receive fees in connection with their roles in the DST Program.
Affiliated Business Development Companies
Notwithstanding the above, affiliates of the Adviser currently serve as investment adviser to certain investment companies that have elected to be regulated as BDCs under the Investment Company Act. For purposes of the Investment Company Act, the Company is considered an affiliate of the Blue Owl BDCs. The Blue Owl BDCs may, to the extent their investment objectives overlap, co-invest with the Company, but are prohibited under the Investment Company Act from participating in certain transactions with their affiliates absent an exemptive order from the SEC. The SEC staff granted such an exemptive order (the “Exemptive Order”) to the Owl Rock BDCs, the Adviser and certain future affiliated funds, pursuant to which the Blue Owl BDCs are permitted to co-invest in portfolio companies with certain affiliated funds, including the Company, in a manner consistent with the relevant Blue Owl BDCs’ investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and subject to compliance with certain conditions. Given the election of such affiliates to be regulated as a BDC, there could be certain restrictions or limitations on the Company’s ability to co-invest with an affiliated BDC and/or on the Company’s ability to conduct transactions with portfolio companies of an affiliated BDC.

The Adviser’s Actions on Behalf of its Other Accounts and Clients
The Adviser and its affiliates currently manage assets for other investment funds and accounts. Actions taken by the Adviser or its affiliates on behalf of such investment funds and accounts could be adverse to the Company and the Company’s investments, which could harm the Company’s performance. For example, the Company could, in certain cases, invest in the same assets as other investment funds or accounts managed by the Adviser and its affiliates, and, in certain cases, the Company’s investments could include different obligations or levels of the capital structure of the same asset in which another investment fund or account invests. Decisions made with respect to the securities held by one such other investment fund or account could cause (or have the potential to cause) harm to the different class of securities held by another such investment fund or account (including the Company).
Relationship with Blue Owl
The relationship with the other businesses of Blue Owl could create conflicts in the operation and management of the Blue Owl Real Estate business and result in the principals devoting time to the Blue Owl business that would not otherwise have been required. The principals of Blue Owl Real Estate could be required to devote a material portion of their time to the business and operations of Blue Owl. In particular, Blue Owl Real Estate has not previously functioned as a publicly listed entity or a subsidiary thereof. Significant time and resources could, accordingly, be required to be devoted to the operations of Blue Owl, including with respect to compliance, public company investor relations and other matters that did not previously impact the Blue Owl Real Estate business. The allocation of that time to the affairs of Blue Owl could limit the ability of Blue Owl Real Estate individuals to devote time to the investment program of the Company and could adversely affect the investment performance of the Company.
Employees of Blue Owl could be incentivized to favor actions that result in the appreciation of Blue Owl stock, which may not be aligned with the returns of the Company. Certain members of the investment team have received and hold interests in Blue Owl or its affiliates, in addition to cash and carried interest. Certain arrangements have also been established as part of the business combination. Each of these could create an incentive for certain persons to favor the Blue Owl business. The investment team is required to and are expected to manage the Company in a manner that complies with their duties and to cause the Company to fulfill its contractual obligations to its shareholders. Subject to the foregoing, however, as a result of the ongoing ownership in Blue Owl, those individuals could also be incentivized to take actions to favor the appreciation of Blue Owl stock. While the growth of the Blue Owl business is generally expected to align with the performance of the Company, the performance of Blue Owl is expected to be heavily influenced by the growth of Blue Owl’s assets under management and to a lesser extent the investment performance of the Company. Although the interests of the investment team generated by the Company are expected to align their interests with those of the Company, Blue Owl’s combined business strategy and their interests in Blue Owl could give rise to potential conflicts of interests with respect to the investment advice they provide to the Company and the development of the Blue Owl business. There can be no assurance that Blue Owl will successfully develop and implement structures that successfully balance such incentives.
Overlapping Investments with Other Blue Owl Clients
Other investment funds or accounts managed by the Adviser or its affiliates could invest, hold or otherwise acquire positions in portfolio investments in which the Company invests or has invested (or the tenant(s) thereof), subject to applicable law. Similarly, the Company could invest, hold or otherwise acquire positions in portfolio investments in which such other investment funds or accounts already hold investments. In addition, the Company could enter into sale-leaseback transactions with portfolio companies of Other Blue Owl Accounts, or could lease property to tenants who also lease property owned by such Other Blue Owl Accounts (including as the result of a sale-leaseback transaction) or in which Other Blue Owl Accounts have equity, debt or other tenant relationships.
Accordingly, the Adviser and its funds could, in certain situations, invest in different parts of the capital structure of a company or other asset, or have different commercial relationships with a company or other asset, in which the Company invests (including potential joint investments by the Company and Adviser’s open-end net lease fund in the same transaction, in which the Manager is permitted to allocate each fund preferred and common classes of interests in its discretion). The interests of the Company and such Blue Owl funds will not always be aligned, which could give rise to actual or potential conflicts of interest, or the appearance of such conflicts of interest. Actions taken for the Company could be adverse to Blue Owl or other investments funds it manages, or vice versa. Where Blue Owl, its affiliates, or its investment funds, including the Company, invest in different parts of the capital structure or have different commercial relationships with of a portfolio investment, their respective interests could diverge significantly in the case of financial distress of the investment, including whether to enforce claims and whether to initiate restructuring or liquidation inside or outside of bankruptcy, and the terms of any workout or restructuring. For example, one vehicle could hold common equity securities of an investment and another vehicle could purchase convertible debt securities or preferred interests in such investment. Questions could arise as to whether payment obligations and covenants at the portfolio investment level should be enforced, modified or waived, or whether debt should be refinanced or restructured. The fact that one investment vehicle’s interests sit higher in a company’s waterfall, that another vehicle rents properties with more favorable attributes to the same tenant, or the stage of maturity of each investment vehicle (i.e., how close to the end of the vehicle’s life it may be) also could impact decision-making regarding potential sales processes, including what valuation to target and whether an exit should be pursued. If additional capital is necessary as a result of financial or other difficulties, or to finance growth or other opportunities, investment vehicles may or may not provide such additional capital and, if provided, each investment vehicle generally will supply such additional capital in such amounts, if any, as determined by the Adviser or its affiliates in their sole discretion. Because of the different legal rights associated with debt and equity of the same portfolio investment (including any security or collateral associated with such interest), the Adviser and its affiliates could face a conflict of interest in respect of the advice given to, and the actions taken on behalf of, the Company versus an Other Blue Owl Account (e.g., the terms of debt or debt-like instruments, the enforcement of covenants, the terms and recapitalizations and the resolution of workouts or bankruptcies). In addition, there can be no assurance that the terms of or the return on the Company’s investment will be equivalent to or better than the terms of or returns obtained by Blue Owl or its other investment funds participating in the transaction, and the yield payable with respect to common and preferred securities in a transaction may differ. The Adviser’s ability to implement the Company’s strategies effectively could be limited to the extent that contractual obligations entered into in respect of investments made by Blue Owl impose restrictions on the Company engaging in transactions that the Adviser may otherwise be interested in pursuing.
Where multiple Other Blue Owl Accounts invest in the same company or enter into transactions with a common counterparty (including potential tenants) at different times, the first Other Blue Owl Account to invest typically will bear a higher level of diligence and transaction fees, costs and expenses than later Other Blue Owl Accounts; similarly, to the extent a transaction does not proceed, the first Other Blue Owl Account to invest typically will bear the full amount of broken-deal expenses and diligence costs relating to the transaction or counterparty, as applicable, regardless of whether Other Blue Owl Accounts could or would have invested in the company in potential future transactions. Interests purchased by a later-investing investment vehicle may have more attractive terms and conditions than the interests issued to the earlier investment vehicle and may be higher in the capital structure than those held by the earlier vehicle.
In connection with any investment in which any Other Blue Owl Account also participates, the Adviser reserves the right to make independent decisions regarding recommendations of when the Company, as compared to any Other Blue Owl Account, should purchase and sell investments. As a result, the Company could purchase an investment at a time when a separate Other Blue Owl Account is selling the same or a similar investment, or vice versa. Conflicts of interest will also arise in situations where the Company (i) makes an equity or other subordinated investment in a portfolio investment that has issued, is issuing or subsequently issues a debt instrument or other senior security to an Other Blue Owl Account or (ii) purchases securities, the proceeds of which are used by a portfolio investment to repay a loan to the portfolio entity from an Other Blue Owl Account. If a portfolio investment in which the Company and an Other Blue Owl Account hold different classes of securities (e.g., in different levels of the capital structure) encounters financial problems, decisions over the terms of any workout will raise conflicts of interest (including conflicts over proposed waivers and amendments to debt covenants).
Overlapping investing also raises the risk of using the assets of the Company to support the portfolio of Other Blue Owl Account(s), which action might be motivated by a desire by Blue Owl to attempt to reduce the potential clawback liability of an affiliate of the Adviser and/or Blue Owl (and therefore the guarantor liability of the ensuing carry recipients). In determining whether to make an overlapping investment and upon what terms, Blue Owl will act in accordance with Blue Owl’s applicable investment allocation policies and procedures, which may be amended from time to time.
Cross-transactions
From time to time, subject to applicable law and the Adviser’s policies, the Adviser could seek to effect a purchase or sale of an investment (a “cross-transaction”) between the Company and one or more other investment funds or accounts managed by the Adviser or its affiliates (for example, where such investment is bridged by the Company or such other investment fund or account as permitted pursuant to the relevant limited partnership agreements). Such transactions will generally require the consent of the Board under the Declaration of Trust.
Separate Accounts
Blue Owl and its personnel manage assets for one or more advisory clients through a fund-of-one, joint venture or separate account or similar arrangement employing an investment strategy investing in parallel with, or similar to, the strategy of the Company. Such arrangements could afford those clients different terms than shareholders of the Company with respect to fees and expenses, subscription, withdrawal and redemption rights and the content and frequency of reports.

Advisory clients that have been granted additional access to portfolio information or enhanced transparency could be able to make investment decisions based on information and at times not generally available to other investors, including Company shareholders. Any such investment decisions made by these advisory clients on the basis of such information could adversely affect the market value of the Company’s portfolio and therefore the value of the Company’s shares.
Intangible Benefits
In connection with its services to the Company and its investments, the Adviser, its affiliates and personnel expect to receive the benefit of certain tangible and intangible benefits. For example, in the course of the Adviser’s operations, including research, due diligence, investment monitoring, operational improvements and investment activities, the Adviser and its personnel expect to receive and benefit from information, “know-how,” experience, analysis and data relating to Company or investment (as applicable) operations, terms, trends, market demands, customers, vendors and other metrics (collectively, “Adviser Information”). In many cases, the Adviser Information will include tools, procedures and resources developed by the Adviser to organize or systematize Adviser Information for ongoing or future use. Although the Adviser expects the Company and its investments generally to benefit from the Adviser’s possession of Adviser Information, it is possible that any benefits will be experienced solely by other or future funds or investments (or by the Adviser and its affiliates) and not by the Company or investment from which Adviser Information was originally received. Adviser Information will be the sole intellectual property of the Adviser and solely for the use of the Adviser. The Adviser reserves the right to use, share, license, sell or monetize Adviser Information, without offset to management fees, and the Company or investment will not receive any financial or other benefit of such use, sharing, licensure, sale or monetization. Additionally, expenses relating to the Company or its investments are expected to be charged using credit cards or other widely available third-party rewards programs that provide airline miles, hotel stays, travel rewards, traveler loyalty or status programs, “points,” “cash back,” rebates, discounts and other arrangements, perquisites and benefits under the available terms of such reward programs. Such terms are expected to vary from time to time, and any such rewards (whether or not de minimis or difficult to value) generally will inure to the benefit of the personnel participating in the rewards program, rather than the investments, the Company or its investors; no such rewards will offset management fees. Further, from time to time the Adviser and/or its affiliates and personnel and persons selected by them expect to receive the benefit of “friends and family” and similar discounts from portfolio investments of the Company or Other Blue Owl Accounts under which such portfolio investments make their goods and/or services available at reduced rates.
Asset-Based Property Management Fees
From time to time, the Adviser and/or its affiliates that are part of the Adviser’s business enter into asset-based property management fee arrangements for Other Blue Owl Accounts. For example, in instances where an Other Blue Owl Account invests in issuers of asset-backed securities, its manager or an affiliate will generally be appointed as a property manager and receive an annual asset-based fee paid monthly, calculated on either (i) the lower of the allocated loan amount of each property and the collateral value of all properties held by the relevant master trust, or (ii) the gross cost of all properties held by the relevant master trust; although these fees may differ across Other Blue Owl Accounts. As a result of these asset-based property management fee arrangements, the Adviser and such affiliates encounter certain conflicts of interest. The Adviser and/or such affiliates receive asset-based fees from Other Blue Owl Accounts that invest in issuers of Asset-Backed Securities (“ABS Funds”). Generally, the assets and initial equity of such ABS Fund will be contributed by one or more Other Blue Owl Accounts as a refinancing mechanism and investment opportunities will not be offered directly to such ABS Funds through any other means, mitigating the conflict of interest which would arise regarding favoritism in investment allocation based on fee structure. However, a conflict of interest exists wherein the Adviser and/or its affiliates that are part of the Adviser’s business are incentivized to pursue such a refinancing mechanism in order to incur an additional asset-based fee. To mitigate this conflict, a pro-rata portion of the asset-based fees associated with ABS Funds is netted against the amounts payable to the Adviser or such affiliates by any contributing Other Blue Owl Account. Separately, when monetizing Company assets, the Adviser has an incentive to select transaction partners who are willing to negotiate ongoing asset-based property management fee agreements.
Material, Non-Public Information; Other Regulatory Restrictions
As a result of the investment management and related activities of Blue Owl, as well as investments made by Blue Owl for its own account, Blue Owl will from time to time acquire confidential or material non-public information and therefore be restricted from initiating certain transactions, which could affect the activities of the Company. Disclosure of such information to Blue Owl’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company could not be free to act upon any such information. Therefore, the Company could not be provided access to material non-public information in the possession of Blue Owl which could be relevant to an investment decision to be made by the Company, and the Company could initiate a transaction or sell a portfolio investment which, if such information had been known to it, could not have been undertaken. In the event that material, non-public information is disclosed to Blue Owl or an employee of, or other person affiliated with, Blue Owl, the Company could be prohibited by applicable securities laws and/or Blue Owl’s internal policies from acting upon such information, even if the persons actually in receipt of such information are not actively involved in the affairs of the Company. Due to these restrictions, the Company could not be able to initiate a transaction that it otherwise could have initiated and could not be able to sell an investment that it otherwise could have sold.
Similarly, anti-money laundering, anti-boycott and economic and trade sanction laws and regulations in the United States and other jurisdictions could prevent Blue Owl or the Company from entering into transactions with certain individuals or jurisdictions. OFAC and other governmental bodies administer and enforce laws, regulations and other pronouncements that establish economic and trade sanctions on behalf of the United States. Among other things, these sanctions could prohibit transactions with or the provision of services to, certain individuals or portfolio investments owned or operated by such persons, or located in jurisdictions identified from time to time by OFAC. Additionally, antitrust laws in the United States and other jurisdictions give broad discretion to the U.S. Federal Trade Commission, the U.S. Department of Justice and other U.S. and non-U.S. regulators and governmental bodies to challenge, impose conditions on, or reject certain transactions. In certain circumstances, antitrust restrictions relating to an Other Blue Owl Account’s acquisition of a portfolio company or other investment could preclude the Company from making an attractive investment or require it to sell all or a portion of certain portfolio investments (or vice versa).
As a result of any of the foregoing, the Company could be adversely affected because of Blue Owl’s inability or unwillingness to participate in transactions that could violate such laws or regulations, or by remedies imposed by any regulators or governmental bodies. Any such laws or regulations could make it difficult or could prevent the Company from pursuing investment opportunities, require the sale of part or all of certain portfolio investments on a timeline or in a manner deemed undesirable or could limit the ability of the Company or one or more portfolio investments from conducting their intended business in whole or in part. Consequently, there can be no assurance that the Company will be able to participate in all potential investment opportunities that fall within its investment objectives.
Lack of Separate Representation; No Representation of Investors
Simpson Thacher & Bartlett LLP, counsel to the Company, also represents the Adviser. Simpson Thacher & Bartlett LLP’s representation of the Adviser and the Company is limited to specific matters as to which it has been consulted by the Adviser and/or the Company. There may exist other matters which could have a bearing on the Company and/or the Adviser as to which Simpson Thacher & Bartlett LLP has not been consulted.
In the course of advising the Adviser and/or the Company, there are times when the interests of the shareholders may differ from those of the Company and/or the Adviser with respect to a particular issue. Simpson Thacher & Bartlett LLP does not represent the interests of shareholders in resolving those issues. In connection with our private offering and subsequent advice to the Company, neither Simpson Thacher & Bartlett nor any other law firm retained by the Adviser is representing the shareholders or any other prospective investor. Accordingly, prospective investors are strongly urged to consult their tax and legal advisers with respect to the tax and other legal aspects of an investment in the Company and the transactions contemplated hereby and with specific reference to their own personal financial and tax situation.
Other Conflicts
The Adviser and the Company will generally engage common legal counsel and other advisers in a particular transaction, including a transaction in which there are conflicts of interest. Members of the law firms engaged to represent the Company could be investors in the Company and could also represent one or more the companies/tenants or investors involved in the Company’s investment program. In the event of a significant dispute or divergence of interest between the Company, the Adviser and/or its affiliates, the parties will at times engage separate counsel in the sole discretion of the Adviser and its affiliates, and in litigation and other circumstances separate representation will occasionally be required. Additionally, the Adviser and its affiliates and the Company and the companies/tenants involved in the Company’s investment program will at times engage other common service providers (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms). Such advisers and services providers may be investors in the Company, affiliates of the Adviser and its affiliates and/or sources of investment opportunities and co-investors or counterparties therewith. In certain circumstances, the law firm or service provider may charge varying rates or engage in different arrangements for services provided to the Adviser and its affiliates and the Company. This may result in the Adviser or its affiliates receiving a more favorable rate on services provided to it by such a common service provider than those payable by the Company, or the Adviser or its affiliates receiving a discount on services even though the Company receives a lesser, or no, discount. This creates a conflict of interest between the Adviser and its affiliates on the one hand, and the Company on the other hand, in determining whether to engage such service providers, including the possibility that the Adviser will favor the engagement or continued engagement of such persons if it receives a benefit from such service providers, such as lower fees, that it would not receive absent the engagement of such services provider by the Company.
Certain advisers and other services providers to the Company, or certain entities in which the Company has an investment, may also provide goods or services to, or have business, personal, financial or other relationships with, the Adviser or the Company’s affiliates. These relationships may influence the Adviser or its affiliates in deciding whether to select or recommend such service providers to perform services for the Company. The Adviser will generally select a Company’s service providers and will determine the compensation of such providers without review by or consent of the Company’s investors. To the extent allowable under its governing documents, the Company, regardless of the relationship to the Adviser and its affiliates of the person performing the services, will generally bear the fees, costs and expenses related to such services. This may create an incentive for the Adviser or its affiliates to select service providers based on the potential benefit to the Adviser and its affiliates rather than the Company.
From time to time, the Adviser and its affiliates may engage and retain senior or special advisers, advisers, consultants, and other similar professionals who may be listed on the Adviser’s website or other collateral materials but are independent industry executives and not employees or affiliates of the Adviser and who receive payments from the Company. In such circumstances, such fees or other compensation earned by such persons will be retained by them and will not be deemed to be earned by the Adviser and its affiliates. Such amounts will not be subject to any offset or sharing arrangements and will not benefit the Company or investors.
By subscribing for shares of the Company, investors will be deemed to have consented to the allocation of these benefits other than to the Company, including to the Adviser and its affiliates and other clients, and to have acknowledged the conflict of interest that arises from engaging such counterparties.
Other Considerations
No Independent Advice
The terms of the agreements and arrangements under which the Company is established and will be operated have been or will be established by Blue Owl and are not the result of arm’s-length negotiations or representations of shareholders by separate counsel. Potential investors should therefore seek their own legal, tax and financial advice before making an investment in the Company.
Certain Business Relationships
Certain of our current trustees and officers are directors, officers or employees of the Adviser.
Trustee Independence
Our Declaration of Trust defines an Independent Trustee as a Trustee who (a) is not an officer or employee of the Company, any subsidiary of the Company, or Blue Owl or its affiliates, (b) the Board affirmatively determines has no material relationship with the Company and (c) otherwise satisfies the director independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as may be amended from time to time.
Review, Approval or Ratification of Transactions with Related Persons
The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).
Promoters and Certain Control Persons
The Adviser may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement with the Adviser. The Adviser, for its services to us, will be entitled to receive management fees in addition to the reimbursement of certain expenses. The Special Limited Partners of the Operating Partnership will also be entitled to receive the performance participation allocation, as described herein. In addition, under the Investment Advisory Agreement and Declaration of Trust, we expect, to the extent permitted by applicable law, to indemnify the Adviser and certain of their affiliates. See “Part I. Item 1. Business—Our Adviser.”
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Auditors

During the year ended December 31, 2023, KPMG served as our independent auditor.
Audit and Non-Audit Fees
The following table sets forth the fees billed by KPMG as of the date of this filing for the year ended December 31, 2023, and for the period from Inception through December 31, 2022 (in thousands):

	December 31, 2023	From Inception to December 31, 2022
Audit fees	$1,335	$1,939
Audit-related services	—	—
Tax fees	—	—
All other fees	—	—
Total	1,335	1,939
Audit Fees
Audit fees include fees for services that normally would be provided by KPMG in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standard, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.
Audit-related services
Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Fees
Tax fees include amounts billed to us for professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and advice, including federal, state and local tax issues. Services may also include assistance with tax audits and appeals before the U.S. Internal Revenue Service and similar state and local taxing authorities, as well as federal, state and local tax issues related to REIT due diligence of property acquisitions.
All other fees
These are fees for any services not included in the above-described categories.
Audit Committee Pre-Approval Policies and Procedures
In accordance with our Audit Committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee of our board of directors, which concluded that the provision of such services by KPMG was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.
Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee, and must include a description of the services to be provided and a statement by the independent registered public accounting firm and principal accounting officer of the Company confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.
The Audit Committee may delegate pre-approval authority to one or more of its members or a subcommittee. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
The following documents are filed as part of this annual report.
1.Financial Statements: The financial statements contained herein are set forth on pages F-1 to F-40 of this Annual Report on Form 10-K.
2.     Financial Statement Schedules: Refer to Index to Financial Statements contained herein on page F-1 of this     Annual Report on Form 10-K. The information required by Schedule II and Schedule IV is included in the Notes to Consolidated Financial Statements.
3.    Exhibits included or incorporated by reference herein:

See Exhibit Index on the following page.
ITEM 16.    FORM 10-K SUMMARY
None.
Exhibit Index

Exhibit Number	Exhibit Description
3.1	Certificate of Trust of the Company, dated March 31, 2022 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)
3.2
Certificate of Amendment to Certificate of Trust of Blue Owl Real Estate Net Lease Trust, effective July 6, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

3.3*	Second Amended and Restated Declaration of Trust of Blue Owl Real Estate Net Lease Trust as of March 13, 2024
3.4
Second Amended and Restated Bylaws of Blue Owl Real Estate Net Lease Trust as of July 6, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

4.1*	Third Amended and Restated Share Repurchase Plan, dated March 13, 2024
4.2	Form of Distribution Reinvestment Plan of the Company (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)
4.3*	Description of Securities of Blue Owl Real Estate Net Lease Trust
10.1*
Second Amended and Restated Investment Advisory Agreement, dated March 13, 2024, by and among Blue Owl Real Estate Net Lease Trust, Blue Owl NLT Operating Partnership LP and Blue Owl Real Estate Capital LLC

10.2*	Third Amended and Restated Limited Partnership Agreement of Blue Owl NLT Operating Partnership LP
10.3*	Amended and Restated Administration Agreement, dated March 13, 2024, between the Company and the Adviser
10.4
Dealer Manager Agreement, dated July 15, 2022, between the Company, the Adviser and the Dealer Manager (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)

10.5
DST Dealer Manager Agreement, dated August 31, 2023, by and among Blue Owl Real Estate Exchange LLC, Blue Owl NLT Operating Partnership LP and Blue Owl Securities LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 1, 2023 and incorporated herein by reference)

10.6
Form of Indemnification Agreement by and between the Company and its trustees and officers (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)

10.7
Form of Restricted Share Award Agreement by and between the Company and its independent trustees (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)

10.8
Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)

10.9
Second Amended and Restated Loan Agreement, dated as of November 9, 2023, by and among Blue Owl Capital Holdings LP, Blue Owl NLT Operating Partnership LP and Blue Owl Real Estate Net Lease Trust (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023 and incorporated herein by reference)

10.10
Credit Agreement, dated as of August 11, 2022, by and among the Operating Partnership, as the Borrower, KeyBank National Association, the other Lenders parties thereto and other Lenders that may become parties thereto, KeyBank National Association, as Agent, Bank of America, NA, as the Syndication Agent, and KeyBanc Capital Markets Inc., BofA Securities, Inc., and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)

10.11
First Amendment to Credit Agreement, dated as of December 29,2022, by and among the Operating Partnership, the other Loan Parties, KeyBank National Association and the Lenders party thereto (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 filed on May 16, 2023 and incorporated herein by reference)

10.12
Second Amendment to Credit Agreement, dated as of April 18, 2023, by and among the Operating Partnership, the other Loan Parties, KeyBank National Association and the Lenders party thereto (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 filed on May 16, 2023 and incorporated herein by reference)

10.13
Third Amendment to Credit Agreement, dated as of April 19, 2023, by and among the Operating Partnership, the other Loan Parties, KeyBank National Association and the Lenders party thereto (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 filed on May 16, 2023 and incorporated herein by reference)

10.14
Fourth Amendment to Credit Agreement, dated as of August 31, 2023, by and among Blue Owl NLT Operating Partnership LP, the other Loan Parties, KeyBank National Association and the Lenders party thereto (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 1, 2023 and incorporated herein by reference)

10.15
Forward Interest Purchase Agreement, dated February 1, 2023, between and among SuNNNy Days LLC, Ivory OSREC OS Aggregator LLC and the Operating Partnership (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)

21.1*	Subsidiaries of the Company
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited financial statements of STORE Capital LLC (incorporated by reference to the annual report on Form 10-K filed on March 15, 2024 by STORE Capital LLC. (File No. 001-36739)
99.2*	Audited financial statements of Ivory Parent LLC
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Real Estate Net Lease Trust

By:	/s/ Kevin Halleran
Name: Kevin Halleran
Title: Chief Financial Officer
Date: March 18, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Marc Zahr
Name: Marc Zahr
Title: Chief Executive Officer, President, and Trustee
(principal executive officer)
Date: March 18, 2024

By:	/s/ Kevin Halleran
Name: Kevin Halleran
Title: Chief Financial Officer
(principal financial officer)
Date: March 18, 2024

By:	/s/ Lauren Hamilton
Name: Lauren Hamilton
Title: Chief Accounting Officer
(principal accounting officer)
Date: March 18, 2024

By:	/s/ Alan Kirshenbaum
Name: Alan Kirshenbaum
Title: Trustee
Date: March 18, 2024

By:	/s/ Rick Buoncore
Name: Rick Buoncore
Title: Trustee

Date: March 18, 2024

By:	/s/ Fred Cummings
Name: Fred Cummings
Title: Trustee
Date: March 18, 2024

By:	/s/ Michael Mackey
Name: Michael Mackey
Title: Trustee
Date: March 18, 2024

By:	/s/ Michael Reiter
Name: Michael Reiter
Title: Trustee
Date: March 18, 2024

By:	/s/ Jonathan Shames
Name: Jonathan Shames
Title: Trustee
Date: March 18, 2024

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Blue Owl Real Estate Net Lease Trust
Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2023	F -	41
Blue Owl Real Estate Capital Fund IV and V Acquired Predecessor Portfolio

Combined Statement of Revenues and Certain Operating Expenses for the period from January 1, 2022 through Acquisition and for the year ended December 31, 2021	F -	47
Notes to Combined Statements of Revenues and Certain Operating Expenses	F -	48

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Blue Owl Real Estate Net Lease Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Owl Real Estate Net Lease Trust and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2023, and for the period from inception (April 4, 2022), with substantive operations beginning on or about August 9, 2022, to December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for year ended December 31, 2023 and for the period from inception (April 4, 2022) to December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Ivory Parent, LLC, the sole investment held by Ivory OSREC OS Aggregator, LLC a 44.7 percent owned investee company, which represents substantially all of the Company’s investments in unconsolidated real estate affiliates accounted for as equity method investments. The Company’s equity method investment in Ivory OSREC OS Aggregator, LLC, was $675,944,000 and $0 as of December 31, 2023 and 2022, respectively, and its income from Ivory OSREC Aggregator LLC, which is derived from Ivory Parent, LLC less certain expenses, was $8,644,000 and $0 for the year ended December 31, 2023 and for the period from inception (April 4, 2022) to December 31, 2022, respectively. The financial statements of Ivory Parent, LLC were audited by other auditors whose reports were furnished to us, and our opinion, insofar as it relates to the amounts included for Ivory OSREC OS Aggregator, LLC’s investment in Ivory Parent, LLC, is based solely on the reports of the other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2022.

Chicago, Illinois

March 18, 2024

Blue Owl Real Estate Net Lease Trust
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets
Investments in real estate, net	$2,715,832	$2,255,674
Investments in unconsolidated real estate affiliates (includes $699,570 and $0 reported at fair value as of December 31, 2023 and December 31, 2022, respectively)	705,628	6,514
Investment in leases – Financing receivables, net	562,690	521,033
Investments in real estate debt	87,209	73,816
Intangible assets, net	136,530	109,821
Cash and cash equivalents	59,087	29,232
Restricted cash	77,583	104,346
Other assets	49,209	65,827
Total assets	$4,393,768	$3,166,263

Liabilities and Equity
Mortgage notes and credit facilities, net	$1,859,588	$1,776,937
Affiliate line of credit	200,000	250,000
Due to affiliates	71,750	39,225
Accounts payable and accrued expenses	81,499	53,519
Other liabilities	47,071	12,918
Total liabilities	2,259,908	2,132,599

Redeemable non-controlling interests	17,976	1,657
Redeemable common shares	38,418	2,357

Equity
Common shares — Class I, $0.01 par value per share, 101,651,731 and 31,668,259 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,016	317
Common shares — Class D, $0.01 par value per share, 4,488,818 and 1,385,421 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	45	14
Common shares — Class S, $0.01 par value per share, 92,068,163 and 43,401,686 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	921	434
Additional paid-in capital	1,948,355	744,852
Accumulated deficit and cumulative distributions	(132,638)	(13,212)
Accumulated other comprehensive income	3,052	3,678
Total Shareholders' Equity	1,820,751	736,083
Non-controlling interests	256,715	293,567
Total equity	2,077,466	1,029,650
Total liabilities and equity	$4,393,768	$3,166,263
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Year Ended December 31, 2023	From Inception Through December 31, 2022
Revenues
Rental revenue	$187,145	$36,547
Income from investment in leases – Financing receivables	57,094	9,169
Total revenues	244,239	45,716

Expenses
Rental property operating	20,659	5,583
General and administrative	29,261	5,694
Impairment of intangibles	9,033	—
Management fee	22,224	3,050
Performance participation allocation	12,467	4,189
Depreciation and amortization	73,375	10,859
Total expenses	167,019	29,375

Other income (expense)
Income from unconsolidated real estate affiliates	13,965	300
Interest expense	(121,908)	(18,649)
Interest income	10,328	626
Other (expense) income, net	(379)	501
Total other expense, net	(97,994)	(17,222)
Net loss before income taxes	$(20,774)	$(881)
Income tax expense	230	—
Net loss	(21,004)	(881)
Net loss (income) attributable to non-controlling interests	1,097	(503)
Net loss attributable to ORENT shareholders	$(19,907)	$(1,384)
Net loss per common share – basic	$(0.14)	$(0.03)
Net loss per common share – diluted	$(0.12)	$(0.03)
Weighted-average common shares outstanding, basic	143,668,975	45,918,641
Weighted-average common shares outstanding, diluted	172,162,445	45,918,641

See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands, except per share data)

	Year Ended December 31, 2023	From Inception Through December 31, 2022
Net loss	$(21,004)	$(881)
Other comprehensive income (loss):
Change in unrealized (loss) gain on derivative instruments	(10,354)	4,377
Change in unrealized gain (loss) on AFS investments in real estate debt	144	(23)
Foreign currency translation adjustment	10,352	(986)
Other comprehensive income	142	3,368
Comprehensive (loss) income	(20,862)	2,487
Comprehensive income attributable to non-controlling interests	328	(193)
Comprehensive (loss) income attributable to ORENT shareholders	$(20,534)	$2,294
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Consolidated Statement of Changes in Equity
(Dollars in thousands, except per share data)

	Par Value
	Class I Common Shares	Class D Common Shares	Class S Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at Inception	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common shares issued	316	14	432	767,326	—	—	768,088	—	768,088
Offering costs	—	—	—	(31,091)	—	—	(31,091)	—	(31,091)
Distribution reinvestment	1	—	2	3,372	—	—	3,375	—	3,375
Net loss (Net loss of $26 allocated to redeemable NCI)	—	—	—	—	—	(1,384)	(1,384)	529	(855)
Other comprehensive income	—	—	—	—	3,678	—	3,678	(310)	3,368
Distributions declared on common shares ($0.2333 gross per share)	—	—	—	—	—	(11,828)	(11,828)	—	(11,828)
Redeemable common share measurement adjustment	—	—	—	(7)	—	—	(7)	—	(7)
Contributions from non-controlling interests	—	—	—	—	—	—	—	351,284	351,284
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	(52,671)	(52,671)
Allocation to redeemable non-controlling interests	—	—	—	(42)	—	—	(42)	—	(42)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	5,294	—	—	5,294	(5,265)	29
Balance at December 31, 2022	$317	$14	$434	$744,852	$3,678	$(13,212)	$736,083	$293,567	$1,029,650
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	(5,162)	(5,162)	(1,995)	(7,157)
Common shares issued	701	32	482	1,245,790	—	—	1,247,005	—	1,247,005
Offering costs	—	—	—	(37,083)	—	—	(37,083)	—	(37,083)
Distribution reinvestment	19	1	20	40,639	—	—	40,679	—	40,679
Common share repurchases	(21)	(2)	(15)	(38,387)	—	—	(38,425)	—	(38,425)
Amortization of restricted stock grants	—	—	—	170	—	—	170	—	170
Net loss (Net loss of $210 allocated to redeemable NCI)	—	—	—	—	—	(19,907)	(19,907)	(888)	(20,795)
Other comprehensive loss (Other comprehensive loss of $121 allocated to redeemable NCI)	—	—	—	—	(626)	—	(626)	890	264
Distributions declared on common shares ($0.7000 gross per share)	—	—	—	—	—	(94,357)	(94,357)	—	(94,357)
Redeemable common share measurement adjustment	—	—	—	4	—	—	4	—	4
Contributions from non-controlling interests	—	—	—	—	—	—	—	126	126
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	(41,832)	(41,832)
Redeemable non-controlling interests measurement adjustment	—	—	—	(586)	—	—	(586)	—	(586)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	(7,044)	—	—	(7,044)	6,847	(197)
Balance at December 31, 2023	$1,016	$45	$921	$1,948,355	$3,052	$(132,638)	$1,820,751	$256,715	$2,077,466
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Consolidated Statement of Cash Flows
(Dollars in thousands, except per share data)

	Year Ended December 31, 2023	From Inception Through December 31, 2022
Cash flows from operating activities:
Net loss	$(21,004)	$(881)

Adjustments to reconcile net loss to cash provided by operating activities:
Management fee	22,224	3,050
Performance participation allocation	12,467	4,189
Depreciation and amortization	73,375	10,859
Amortization of tenant lease inducement	410	—
Straight-line rent adjustment	(20,958)	(2,480)
Accretion of tenant loan receivable	(10,440)	—
Amortization of below-market lease intangibles	(187)	(35)
Amortization of deferred financing costs	3,306	1,857
Impairment of intangibles	9,033	—
Income from unconsolidated real estate affiliates	(13,965)	(300)
Lease right of use asset amortization	655	191
Amortization of mortgage note premium/discount	407	45
Amortization of restricted stock units	336	—
Amortization of off-market caps	11,021	—
Distribution of earnings from unconsolidated real estate affiliates	21,391	771
Non-cash interest expense on affiliate line of credit	16,589	1,336
Provision for current expected credit losses	9,481	—
Other	(85)	—
Change in assets and liabilities:
Decrease (increase) in other assets	14,305	(3,383)
Increase (decrease) in due to affiliates	(3,345)	4,529
Increase in accounts payable and accrued expenses	16,425	12,404
Increase in other liabilities	4,845	4,604
Net cash provided by operating activities	$146,286	$36,756

Cash flows from investing activities:
Acquisitions of real estate	(434,277)	(1,076,554)
Acquisitions of real estate under development	—	(229,384)
Acquisitions of intangible assets	(8,939)	(119,268)
Payments for other intangible assets	(2,624)	—
Capital improvements to real estate	(78,809)	(45,965)
Investment in leases - financing receivable	(47,855)	(519,212)
Pre-acquisition costs and deposits	—	(14,952)
Purchase of investments in real estate debt	(49,367)	(73,789)

Sale of investments in real estate debt	36,442	—
Investment in unconsolidated real estate affiliates	(738,013)	(6,986)
Return of capital from investment in unconsolidated real estate affiliates	31,486	—
Investment in off-market interest rate caps	(11,888)	(8,345)
Cash flows from off-market interest rate caps	12,044	—
Net cash used in investing activities	$(1,291,800)	$(2,094,455)

Cash flows from financing activities:
Proceeds from issuance of common shares	1,247,005	740,315
Payment of distributions to common shares	(47,056)	(3,208)
Proceeds from issuance of non-controlling interests	126	251
Payment of distributions to non-controlling interests	(19,846)	(2,979)
Redemption of non-controlling interests	(22,554)	—
Repurchase of common shares	(38,467)	(49,665)
Proceeds from DST Program	13,694	—
Proceeds from affiliate line of credit	—	250,000
Repayment of affiliate line of credit	(50,000)	—
Borrowings of term loan credit facility	142,500	953,000
Borrowings under revolving credit facility	304,682	316,000
Repayment of revolving credit facility	(391,659)	—
Borrowings under mortgage notes	44,654	—
Repayment of mortgage notes	(27,242)	—
Borrowings under secured financings of investments in real estate debt	3,741	—
Payment of deferred financing costs	(5,115)	(12,079)
Net cash provided by financing activities	$1,154,463	$2,191,635
Net change in cash and cash equivalents and restricted cash	8,949	133,936
Cash and cash equivalents and restricted cash, beginning of period	133,578	—
Effects of currency translation on cash, cash equivalents, and restricted cash	(5,857)	(358)
Cash and cash equivalents and restricted cash, end of period	$136,670	$133,578

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$59,087	$29,232
Restricted cash	77,583	104,346
Total cash and cash equivalents and restricted cash	$136,670	$133,578

Supplemental disclosures:
Interest paid	$87,850	$12,650
Accrued unpaid amounts for capital improvements to real estate	$2,869	$26,674
Accrued unpaid amounts for other intangible assets	$28,027	—

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$—	$520,970
Assumption of accounts payable in conjunction with acquisitions of real estate	$—	$34,950
Acquisition of restricted cash in conjunction with acquisitions of real estate	$—	$152,849
Issuance of NLT OP units as consideration for acquisitions of real estate under development	$—	$351,034
Issuance of Class I Shares as consideration for acquisitions of real estate	$—	$27,772
Issuance of redeemable Class I Shares as interest payment for the affiliate line of credit	$16,640	$1,336
Issuance of redeemable Class I Shares as settlement of the management fee	$19,426	$1,014
Redeemable non-controlling interest issued as settlement of performance participation allocation	$16,428	$1,685
Offering costs due to affiliates	$6,593	$4,559
Accrued unpaid stockholder servicing fees	$30,490	$26,532
Allocation to redeemable non-controlling interest	$586	$42

Allocation to redeemable common shares	$(4)	$7
Distribution reinvestment	$40,679	$3,375
Accrued distributions for common shares	$11,101	$4,479
Accrued distributions for non-controlling interests	$1,693	$1,700
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
1.    Organization and Nature of the Business
Blue Owl Real Estate Net Lease Trust (“we”, “us”, “our”, “ORENT”, and the “Company”) invests primarily in a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors across the United States and Canada. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP, a Delaware limited partnership (“NLT OP” or “Operating Partnership”). Substantially all of the Company’s business is conducted through NLT OP. As of December 31, 2023, ORENT owns 87.4% of NLT OP. The Company and NLT OP are externally managed by an adviser, Blue Owl Real Estate Capital, LLC (“Blue Owl Real Estate” or “Adviser”), a subsidiary of Blue Owl Capital Inc. (“Blue Owl”). The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and the Company’s board of trustees (the “Board”). The Company was formed under the name Oak Street Net Lease Trust on April 4, 2022 (“Inception”) as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl on August 9, 2022. On July 6, 2023, the Company changed its legal name from Oak Street Net Lease Trust (the “Name Change”) and changed its resident agent and principal office in the State of Maryland (the “Agent Change”) pursuant to a certificate of amendment to its Certificate of Trust filed with the State Department of Assessments and Taxation of the State of Maryland on July 3, 2023. The Company also amended and restated its Declaration of Trust and its bylaws on July 6, 2023 to reflect the Name Change and the Agent Change. In addition, on July 6, 2023, NLT OP changed its legal name from OakTrust Operating Partnership L.P. and the Adviser changed its legal name from Oak Street Real Estate Capital, LLC.
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
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment. See Note 16 - Segment Reporting for additional information.
As of December 31, 2023, the Company owned 182 investments in real estate and 17 investments in real estate leases, including industrial, retail, and office properties. Additionally, the Company holds interest in three joint ventures, including STORE Capital LLC (“STORE”), which are included in investments in unconsolidated real estate affiliates. STORE owns 3,206 properties which are leased to 615 tenants on a triple-net lease basis. As of December 31, 2023, the Company holds a 7.4% ownership interest in STORE. The Company’s investment in STORE qualifies as a significant investment under SEC Regulation 3-09 (refer to Note 4 - Investments in Unconsolidated Real Estate Affiliates). The Company also holds investments in real estate debt which consist of securities and loans (refer to Note 5 - Investments in Real Estate Debt).
On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering (“Private Offering”), under regulation D of the Securities Act of 1933, as amended (the “1933 Act”). The Company is authorized to issue an unlimited number of each of its three classes of shares of its common shares (Class S shares, Class D shares, and Class I shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. The initial offering price for shares sold through the Private Offering was $10.00 per share. The Company conducts periodic closings and sells shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the pricing committee of the Board, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
On August 31, 2023, the Company, through NLT OP, initiated a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3,000,000 of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). The Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the 1933 Act in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). Under the DST Program, DST Properties, which may be sold, contributed, sourced or otherwise seeded from the Company’s real properties held through NLT OP or from third parties, will be held in separate DSTs, and will be leased back by a wholly-owned subsidiary of NLT OP in accordance with corresponding master lease agreements. Each master lease agreement will be guaranteed by NLT OP, which will have the right, but not the obligation, to acquire the Interests in the applicable DST from the beneficial owners, in each case, in exchange for cash or units of NLT OP (“OP Units”), at a purchase price equal to the fair market value of the beneficial owner’s Interest or the fair market value of the beneficial owner’s interest in one or more of the DST Properties (the “FMV Buyback Option”). The FMV Buyback Option is exercisable during the one-year option period beginning two years from the final closing of the applicable DST Offering or in such other time frame as provided for in the applicable DST arrangement. After a one-year holding period, investors who receive OP Units pursuant to the FMV Buyback Option generally have the right to cause NLT OP to redeem all or a portion of their OP Units for, at the Company’s sole discretion, common shares of the Company, cash or a combination of both.
As of December 31, 2023, the Company has raised proceeds of $13,796 from its DST program. See Note 6 - DST Program for additional information.
2.    Summary of Significant Accounting Policies and Estimates
The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP for annual financial information as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”). The Consolidated Financial Statements include the accounts of the Company, the Company’s subsidiaries, and investments in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Global macroeconomic conditions including the persistence of elevated inflation and interest rates, in conjunction with geopolitical uncertainty, including the ongoing hostilities between Russia and Ukraine and more recently the conflict and escalating tensions in the Middle East, continue to weigh on industry deal activity, and may have a negative impact on the Company and its investors.
The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2023. However, uncertainty over the current global economic environment and its impact on the Company’s operations may cause actual results to differ materially from those estimates.
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
Leases and Finance Receivables
Lessee
The Company accounts for its leases in accordance with ASC 842, Leases (“ASC 842”). We determine if an arrangement is a lease at contract inception. If there is an identified asset in the contract (either explicitly or implicitly) and the Company has control over its use, the contract is (or contains) a lease. As of the date of these financial statements, only one lease arrangement existed for the lease of land at one acquired property, for which the Company is the lessee.
Lease assets and liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. Included in the lease liability are future lease payments that are fixed, in-substance fixed, or payments based on an index or rate known at the commencement date of the lease. Variable lease payments are recognized as lease expenses as incurred. The operating lease right-of-use (“ROU”) asset also includes any lease payments made prior to commencement, initial direct costs incurred, lease incentives received and reflects the net favorable/unfavorable terms of the leases when compared with market terms (in the case of acquired leases). As of December 31, 2023 and 2022, the Company is the lessee in a single arrangement and that arrangement does not require third-party lease payments. Accordingly, no lease liability has been recognized. The Company recognized a right-of-use asset equal to the below-market lease intangible when this ground lease was acquired.
Lessor
The majority of the Company’s properties, consisting of land and buildings, are leased on a long-term triple-net basis with base terms typically ranging from 15 to 25 years with long-term renewal options, which provides that the tenants are responsible for the payment of most, if not all, property operating expenses during the lease term, including, but not limited to, property taxes, repairs and maintenance, insurance and capital expenditures. The Company records such expenses on a net basis. Some contracts may contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. We do not segregate the lease components from the nonlease components when accounting for all asset classes. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are reported as rental revenues in the accompanying consolidated statement of operations. Refer to the section titled “Rental Revenue” for policies regarding the assessment of the collectability of rent payments from lessees.
A lease is classified as an operating lease if none of the following criteria are met: (i) ownership transfers to the lessee at the end of the lease term, (ii) the lessee has a purchase option that is reasonably certain to be exercised, (iii) the lease term is for a major part of the economic life of the leased property, (iv) the present value of the future lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the leased property, and (v) the leased property is of such a specialized nature that it is expected to have no future alternative use to the Company at the end of the lease term. If one or more of these criteria are met, the lease will generally be classified as a sales-type lease, unless the lease contains a residual value guarantee from a third party other than the lessee, in which case it would be classified as a direct financing lease under certain circumstances.
The Company executed several sale-leaseback transactions with third-party lessees in which the Company entered into contracts to acquire an asset and then subsequently leased the asset back to the seller. For these transactions, the Company must determine whether control of the asset has transferred to the Company. In instances in which it is determined that control has transferred, the leases from the sale-leaseback transaction are accounted for as operating leases. When sale-leaseback transactions are accounted for as operating leases, the Company evaluates whether an above- or below-market lease exists. These amounts are then bifurcated on a stand-alone basis and accounted for as a loan receivable or prepaid rent liability. The Company did not recognize any net sale-leaseback gains during the year ended December 31, 2023 and from the period from inception through ended December 31, 2022. In cases whereby it is determined control has not transferred to the Company, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 – Receivables (“ASC 310”). The accounting for the financing receivable under ASC 310 is materially consistent with the accounting for a net investment in sales-type lease under ASC 842. We generally invest in facilities that we believe are critical to a tenant’s business and therefore we expect to have a lower risk of tenant default. During the year ended December 31, 2023, the Company recognized $9,033 of impairment charges related to the lease intangibles of one tenant, Mountain Express, for which the leases were rejected by the presiding bankruptcy court in August 2023. During the year ended, December 31, 2022, no impairments were recorded and no leases were determined to be uncollectible. As such, no allowance in accordance with ASC 310 has been recorded. Interest income on Investment in leases - Financing receivables is recognized under the effective yield method and recorded as Income from investments in leases - Financing receivables. Generally, we would recognize interest income to the extent the tenant is not more than 90 days delinquent on their rental obligations. We have concluded certain leased properties are required to be accounted for as an Investment in leases - Financing receivables, net on our Consolidated Balance Sheet in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP given the significant initial term of the lease, ranging from 39 to 99 years.
Investments in Real Estate
In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired does not constitute a business, the Company accounts for the transaction as an asset acquisition. The guidance for business combinations states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. All property acquisitions to date have been accounted for as asset acquisitions.
Whether the acquisition of a property acquired is considered a business combination or asset acquisition, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions.
Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. Tangible assets include land and improvements, buildings, and construction in process. The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) the Company’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The Company records acquired in-place lease values based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases.
Intangible lease assets and intangible lease liabilities are recorded as Intangible assets, net and a component of Other liabilities, respectively, on the Company’s Consolidated Balance Sheet. The amortization of acquired above and below-market leases, and lease inducements is recorded as an adjustment to Rental Revenue on the Company’s Consolidated Statement of Operations. The amortization of in-place leases and other lease intangibles is recorded as an adjustment to Depreciation and amortization expense on the Company’s Consolidated Statement of Operations.
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated remaining useful lives of the assets as follows:

Description	Depreciable Life
Buildings	12 - 50 years
Land improvements	1 - 4 years
In-place lease intangibles	9 - 24 years
Other lease intangibles (1)	Over lease term
(1)    Other lease intangibles primarily includes above and below market leases, lease inducements, and lease commissions.

For the year ended December 31, 2023, and the period from Inception through December 31, 2022, depreciation expense was $65,024 and $9,003, respectively.
Significant improvements to properties are capitalized. Repairs and maintenance are expensed to operations as incurred and are included in Rental property operating expenses on the Company’s Consolidated Statement of Operations.
The Company capitalizes certain costs related to the development of real estate, including pre-construction costs, real estate taxes, insurance, construction costs, and salaries and related costs of personnel directly. Additionally, we capitalize interest costs related to development activities. Capitalization of these costs begin when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use at which time the project is placed in service and depreciation commences. Interest costs capitalized for the year ended December 31, 2023 and the period from Inception through December 31, 2022 was approximately $17,346 and $6,007, respectively. Additionally, we make estimates as to the probability of completion of development, and we expense all capitalized costs which are not recoverable.
The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the undiscounted cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the fair value of the investment. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value.

The valuation and possible subsequent impairment of real estate properties is a significant estimate that can and does change based on the Company’s continuous process of analyzing each real estate property’s economic condition at a point in time and reviewing assumptions about uncertain inherent factors, including observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses, estimated net disposition proceeds, and discount rates. These unobservable inputs are based on a real estate property’s market conditions and expected growth rates. It may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments in real estate between valuations, or to obtain complete information regarding any such events in a timely manner. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in additional impairment of the real estate properties. None of the Company’s properties were impaired during the years ended December 31, 2023 or 2022.
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
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates, as such election aligns the accounting for GAAP and the calculation of monthly NAV for these investments. The Company therefore reports these investments at fair value in Investments in unconsolidated real estate affiliates on the Consolidated Balance Sheet. Changes in the fair value of equity method investments under the FVO are recorded as Income from unconsolidated real estate affiliates in the Consolidated Statement of Operations.
Distributions received from equity method investments are classified using the nature of distributions approach. Distributions received are classified based on the nature of the activity or activities that generated the distribution as a return on the investment, which are classified as cash inflows from operating activities, or a return of investment, which are classified as cash inflows from investing activities. Transaction costs associated with the equity method investments are expensed as incurred. Investments made, including the transaction costs, for equity method investments are classified as cash outflows from investing activities in the Consolidated Statement of Cash Flows.
Investments in Real Estate Debt
The Company’s investments in real estate debt consists of securities and loans. The Company has elected to classify its real estate debt securities as available for sale and carry such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Unrealized Gain/(Loss) on investments on the Company’s Consolidated Statement of Comprehensive Income (Loss).
The Company uses the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from Company’s Consolidated Statement of Comprehensive Income (Loss) for such securities. Realized gains and losses from the sale of investments are included within Other income (expense) in our Consolidated Statement of Operations.
The Company elected the fair value option (“FVO”) for its investments in loans, as such election aligns the accounting for GAAP and the calculation of monthly NAV for these investments. As such, the resulting unrealized gains and losses of such loans are recorded as a component of Income/(Loss) from Investments in Real Estate Debt on the Company’s Consolidated Statement of Operations.
Interest income from the Company’s investments in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield.
Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at date of purchase of three months or less to be cash equivalents, which are stated at cost and approximates fair value.
Restricted Cash
As of December 31, 2023 and 2022, the restricted cash balances of $77,583 and $104,346, respectively, primarily consist of loan proceeds held in escrow as construction in process reserves related to mortgages at certain of our properties.
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
Organization and Offering Costs
Organization costs are expensed as incurred and recorded as a component of General and administrative expense on the Company’s Consolidated Statement of Operations and offering costs are charged to equity as such amounts are incurred.
The Adviser agreed to advance all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, design and website expenses, fees and expenses of our escrow agent and transfer agent, and other expenses attributable to the Company’s organization, but excluding ongoing servicing fees) through September 1, 2023. Such costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheet and are being reimbursed to the Adviser pro rata over 60 months as of September 1, 2023. As of December 31, 2023 and 2022, the Company had accrued $11,919 and $6,369 of organizational and offering costs, respectively.
Blue Owl Securities LLC (the “Dealer Manager”), an affiliate of the Adviser, serves as the dealer manager for the Private Offering. No upfront selling fees will be paid to the Company or Dealer Manager with respect to the Class S, Class D and Class I shares, however, for Class S shares or Class I shares that are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, limited to a percent of the transaction price. The Dealer Manager is entitled to receive a shareholder servicing fee of 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class S shares and Class D shares, respectively. There is no ongoing servicing fee for the Class I shares.
The following details the selling commissions, dealer manager fees, and shareholder servicing fees for each applicable share class as of December 31, 2023:

	Class S	Class D	Class I
Transaction fees (% of transaction price)	up to 3.50%	up to 1.50%	—%
Shareholder servicing fees (% of NAV)	0.85%	0.25%	—%
Income Taxes
The Company operates in a manner to qualify as a REIT for U.S. federal income tax purposes commencing with the year ending December 31, 2022. As a REIT, the Company is entitled to a tax deduction for some or all of its dividends paid to stockholders. Accordingly, the Company generally will not be subject to federal income taxes as long as it currently distributes to stockholders an amount equal to or in excess of the Company’s taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Additionally, the Company would be disqualified from taxation as a REIT for the four taxable years following the year during which the Company ceased to qualify as a REIT. Even if the Company qualifies as a REIT for federal income tax purposes, it may still be subject to state and local taxes on its income and assets and to federal income and excise taxes on its undistributed income.

The Company operates its DST Program through a wholly-owned taxable REIT subsidiary (“TRS”). The TRS is subject to taxation at the federal, state and local levels, as applicable. Fees earned by the Company’s subsidiaries through the program are recorded in the TRS along with any corresponding expenses.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur. As of December 31, 2023, no valuation allowance is provided against the deferred tax assets. We believe it is more-likely than-not that the Company will realize the benefits of these deductible differences.
We recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize interest and penalties, if applicable, related to uncertain tax positions as part of income tax benefit or expense in our Consolidated Statements of Income. For the year ended December 31, 2023, the Company did not record any adjustments related to its accounting for uncertain tax provisions.
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
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt and FVO equity method investments are reported at fair value. As of December 31, 2023, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as a commercial real estate loan. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.

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
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its share of the investments’ equity at fair value. The investments’ underlying real estate holdings and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying real estate holdings is generally determined using the income capitalization valuation method. As of December 31, 2023, the weighted average capitalization rate utilized was 7.3%. The fair value of the underlying debt is determined by discounting the future contractual cash flows to the present value using current market interest rates. As of December 31, 2023, the weighted average interest rate utilized was 6.6%.
The Company’s derivative financial instruments are reported at fair value and consist of interest rate and foreign currency contracts. The fair values of the Company’s interest rate and foreign currency contracts were estimated using advice from a third-party derivative specialist, based on cash flows and observable inputs comprising of yield curves, foreign currency rates, and credit spreads (Level 2 inputs). Fair value information relating to derivative financial instruments is provided in Note 9 - Derivative Financial Instruments.
The Company has elected to account for the DST financing obligation arising from repurchase option on the sale of DST interests to third parties through the Company’s DST Program at fair value. The fair value of the Company’s DST Program obligation is determined based on changes in fair value of the underlying assets held by the DST interests as well as undistributed earnings related to DST interests owned by third parties.
The following table details the Company’s assets measured at fair value on a recurring basis:

	December 31, 2023			December 31, 2022
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investments in unconsolidated real estate affiliates	$—	$699,570	$699,570	$—	$—	$—
Investments in real estate debt	30,974	56,235	87,209	23,816	50,000	73,816
Interest rate hedging derivatives	6,945	—	6,945	11,766	—	11,766
Foreign currency hedging derivatives	5,065	—	5,065	—	—	—
Total	$42,984	$755,805	$798,789	$35,582	$50,000	$85,582

Liabilities:
Interest rate hedging derivatives	$4,651	$—	$4,651	$—	$—	$—
Foreign currency hedging derivatives	6,820	—	6,820	—	—	—
DST Financing obligation	—	13,694	13,694	—	—	—
Total	$11,471	$13,694	$25,165	$—	$—	$—

The Company has a repurchase option related to a security included within Investment in real estate debt, which is stated at cost in Other liabilities and approximates fair value.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Investments in real estate debt	Investments in unconsolidated real estate affiliates	Total Assets	DST Financing Obligation
Balance as of December 31, 2022	$50,000	$—	$50,000	$—
Purchases	18,838	738,013	756,851	—
Sales	(12,603)	—	(12,603)	—
Distributions received	—	(52,420)	(52,420)	—
DST Program proceeds	—	—	—	13,659
Included in net income
Unrealized loss on sale of DST interests included in Other income, net	—	—	—	35
Income from unconsolidated real estate affiliates measured at fair value	—	13,977	13,977	—
Balance as of December 31, 2023	$56,235	$699,570	$755,805	$13,694
The commercial real estate loan is categorized in Level 3 of the fair value hierarchy. As of December 31, 2023, the change in value of the investment is immaterial. The Company did not hold any Investments in real estate debt or Investments in unconsolidated affiliates measured at fair value on a recurring basis for the period from Inception through December 31, 2022.
Valuation of assets measured at fair value on a nonrecurring basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore such assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter and when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. During the year ended December 31, 2023, the Company recognized $9,033 of impairment charges on intangible assets related to one tenant, Mountain Express, for which the leases were rejected by the presiding bankruptcy court in August 2023. The estimated fair value of such assets as of December 31, 2023 was $0.00. The Company did not recognize any impairment during the period from Inception through December 31, 2022.
Valuation of liabilities not measured at fair value
As of December 31, 2023 and December 31, 2022, the fair value of the Company’s unsecured term loan credit facility, unsecured revolving credit facility, and mortgages payable was $2,666 below carrying value and $512 above carrying value, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 8 – Debt.
Allowance for credit losses
The allowance for credit losses, which is recorded as a reduction to Investment in leases - Financing receivables, net on our Consolidated Balance Sheet was measured, considers the Company’s ownership of the leased asset given the nature of failed sale-leaseback transaction and sales-type leases accounted for as financing receivables, using a probability of default method based on the lessee’s respective credit ratings, the expected value related to releasing underlying assets or collateral, our historical loss experiences, and other factors related to other sale-leasebacks accounted for as financing receivables. Included in our model are factors that incorporate forward-looking information. Changes in the allowance for credit losses are subsequently included in the Company’s Consolidated Statements of Operations within General and administrative expenses. As of December 31, 2023, the Company has recorded an allowance for credit losses of $16,638.
Deferred Financing Fees

In accordance with ASC 835, Interest, the Company defers fees and direct costs incurred to obtain financing. Deferred financing costs are amortized to expense using the straight-line method, which approximates the effective interest method, over the term of the loan to which they apply. Unamortized deferred financing costs are charged to interest expense when the related financing is repaid prior to its scheduled maturity date.
Derivatives and Hedging Activities
The Company uses derivative financial instruments to limit exposure to changes in interest rates, primarily on variable interest rate debt, as well as the impact of foreign currency exchange rates on our foreign operations. We do not use derivative instruments for speculative or trading purposes. The Company’s derivative financial instruments are recorded at fair value on the Consolidated Balance Sheet in Other assets and Other liabilities, as applicable.
The accounting for changes in the fair value of a derivative varies based on the intended use of the derivative, whether the election has been made to designate a derivative as a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the necessary criteria.
Earnings Per Share
Basic net income per common share is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.
Share-Based Compensation
We compensate each of our non-employee trustees on the Board who are not affiliated with Blue Owl with an annual retainer of restricted Class I shares as part of their compensation for services on the Board. See Note 12 - Equity and Non-Controlling Interest for additional information regarding share-based compensation. We recognize compensation expense related to share-based awards to our independent trustees in our consolidated financial statements based on the fair value of the award on the date of grant.
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
The Company adopted Topic 326 on January 1, 2023 using the modified retrospective method, which requires applying changes in loss reserves through a cumulative-effect adjustment to retained earnings. Upon adoption, the Company recorded a reserve of $7,157, which is reflected as a cumulative net decrease in accumulated earnings (deficit) and cumulative distributions and non-controlling interests within our Consolidated Statement of Changes in Equity.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides relief that, if elected, will provide less accounting analysis and less accounting recognition for modifications related to reference rate reform. ASU 2020-04 was available to be adopted upon issuance. The relief provided by ASU 2020-04 is considered temporary in nature and has been deferred until December 31, 2024 by ASU 2022-06. This is meant to coincide with the period that global financial markets transition away from reference rates that will cease to exist, as the LIBOR is expected to be phased out by the end of 2024. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. During the six-months ended June 30, 2023, the Company elected the practical expedient provided under ASU 2020-04 and modified certain of its mortgages and derivative agreements that had terms based on LIBOR to utilize SOFR as the replacement reference rate for LIBOR. As of December 31, 2023, this reference rate transition only impacted our mortgages, as described in Note 8 – Debt. The adoption of these standards did not have a material impact on our Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all accounting standards and pronouncements issued by the FASB. Accounting standards and pronouncements not yet adopted were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s results of operations, financial position and cash flows.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 are meant to improve reportable segment disclosure requirements through enhanced disclosures in order to enable investors to better understand an entity’s overall performance and better assess the entity’s future cash flows. The enhanced disclosures include the disclosure of significant segment expenses as well as the expansion of interim disclosure requirements to require nearly all of the annual segment disclosures. Significant segment expenses are those that are significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker (CODM), and included in the reported measure of segment profit or loss. The ASU is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The ASU should be adopted on a retrospective basis unless it is impracticable to do so. Early adoption is permitted, including in an interim period. The Company is currently assessing the impact of adopting the standard on the Company's financial statement disclosures.
3.    Investments in Real Estate, net
Investments in real estate, net consisted of the following:

	December 31, 2023	December 31, 2022
Buildings	$2,290,367	$884,728
Land and land improvements	499,936	322,791
Construction in process	—	1,057,158
Total	2,790,303	2,264,677
Accumulated depreciation	(74,471)	(9,003)
Investments in real estate, net	$2,715,832	$2,255,674
During the year ended December 31, 2023, $1,096,517 of construction in progress was placed into service, including $1,020,385 of buildings and $76,132 of land improvements. No construction in progress was placed into service during the period from Inception through December 31, 2022.
The total rentable square feet of gross leasable area (“GLA”) of the Company was 15,296 and 11,110 thousand square feet as of December 31, 2023 and December 31, 2022, respectively, of which 100% was leased.
Acquisitions
The following table sets forth the acquisition values, number of properties and total rentable square feet of GLA of the Company for the year ended December 31, 2023 and the period from Inception through December 31, 2022. For acquisitions not denominated in USD, the amounts have been presented in USD at the prevailing foreign exchange rate on the acquisition date:

	Year Ended December 31, 2023
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Industrial	$333,582	6	3,711
Retail	124,586	10	475
	$458,168	16	4,186

	Period from Inception through December 31, 2022
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Industrial (1)	$1,596,618	23	7,317
Retail	535,259	138	1,215
Manufacturing	115,501	1	1,572
Office	238,797	4	1,006
Total	$2,486,175	166	11,110
(1)     Acquisitions for the period from Inception through December 31, 2022, as previously filed in the Form 10, included 1 Flex property. The Company     has reclassified the property to Industrial.

The following tables detail the purchase price allocation for the properties acquired during the year ended December 31, 2023 and the period from Inception through December 31, 2022:

	Amount
	Year Ended December 31, 2023	From Inception Through December 31, 2022
Buildings	$351,077	$884,551
Land and land improvements	98,152	322,987
Construction in process	—	1,013,580
Restricted cash	—	152,849
In-place lease intangibles	9,380	93,204
Other lease intangibles	987	18,556
ROU Asset	—	9,164
Other assets	—	34,548
Other liabilities	—	(6,657)
Accounts payable and accrued expenses	—	(34,950)
Below-market lease intangible liabilities	(1,428)	(1,657)
Total Purchase Price	$458,168	$2,486,175
Assumed Debt (1)	—	520,970
Net Purchase Price	$458,168	$1,965,205
(1)    Refer to Note 8 - Debt for further details on the Company's debt, which includes mortgages notes, term loan credit facilities, and revolving credit facilities.

	Amount
Consideration	Year Ended December 31, 2023	From Inception Through December 31, 2022
Common shares issued	$—	$27,772
OP units issued	$—	$351,034
Cash (1)	$458,168	$1,586,399
(1)    Cash of $14,952 related to acquisitions for the year ended December 31, 2023 was funded as a deposit during the period from Inception through December 31, 2022. The amount was included in Other assets on the Company’s Consolidated Balance Sheet as of December 31, 2022, and in Cash flows from investing activities for the period from Inception through December 31, 2022.

Tenant Bankruptcy
In March 2023, a tenant, Mountain Express, filed for Chapter 11 bankruptcy protection. The leases were terminated by the presiding bankruptcy court in August 2023. As of December 31, 2023, all 55 assets had been re-leased to new tenants and the leases had commenced.
4.    Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties. As of December 31, 2023 and December 31, 2022, investments in unconsolidated real estate affiliates were $705,628 and $6,514, respectively.
STORE
On February 3, 2023, the Company made an indirect investment through Ivory OSREC OS Aggregator LLC (“OS Aggregator”) in STORE Capital LLC (“STORE”), a publicly traded REIT invested in net-lease real estate, in an all-cash, take-private transaction. The Company has elected to account for the investment using the FVO under ASC 825.
In connection with closing of the initial investment, OS Aggregator signed a Forward Interest Purchase Agreement (the “FIPA”) pursuant to which it agreed to purchase additional indirect interests in STORE such that OS Aggregator owns, in aggregate, an indirect 25% membership interest in STORE prior to the first anniversary of the closing of the initial investment, representing an aggregate additional investment of approximately $1,063,000 as of the signing date. Pursuant to the FIPA, the Company agreed to use available fundraising proceeds, subject to certain deductions for Company operations and previously committed acquisitions, to make purchases under the FIPA, although the FIPA contains no mandatory fundraising minimums directly from the Company. As a result, the Company may purchase an additional $775,871 of interests as that represents the maximum commitment by OS Aggregator as of December 31, 2023. The Company guaranteed the foregoing obligations under the FIPA, and it agreed to pay an aggregate amount equal to $500,000 if it were to divert available proceeds in violation of the FIPA or fail to pursue fundraising in good faith.
During the year ended December 31, 2023, the Company made incremental investments in OS Aggregator of $385,773, including $385,651 under the terms of the FIPA. The Company’s additional investment did not result in a change in control and therefore, no gain or loss was recognized in the Consolidated Statement of Operations. During the year ended December 31, 2023, the Company contributed an additional $141,034 to fund capital calls initiated by STORE to OS Aggregator. Additionally, the OS Aggregator made distributions of $70,769 for the year ended December 31, 2023, of which the Company received $19,508.
As of December 31, 2023, the Company owns a 44.7% interest in OS Aggregator. The initial and incremental investments made by the Company and affiliates of the Company in OS Aggregator was $1,536,988, representing 16.6% ownership percentage of interest in STORE. As of December 31, 2023, the fair value of the Company’s investment in STORE was $675,944, representing a 7.4% ownership percentage of interest in STORE.
The Company has determined that STORE is considered a significant subsidiary under SEC Regulation S-X Rule 3-09 as of December 31, 2023. Accordingly, the Company is required to include STORE’s audited consolidated financial statements as of and for the year ended December 31, 2023, prepared by STORE and audited by its independent registered public accounting firm, as Exhibit 99.1 to this Form 10-K. No comparable financial information has been presented for the year ended December 31, 2022, as the Company acquired its interest in STORE in February 2023.
The following table details the Company’s investments in unconsolidated real estate affiliates (dollars in thousands):

		Carrying Amount of Investment		ORENT's Share of Unconsolidated Entities' Income
Investment	Ownership Percentage	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
STORE Capital LLC ("STORE") (1)	7.4%	$675,944	$—	$8,644	$—
Blue Owl NL Opportunity Credit REIT E LLC ("Fleet Farm JV") (2)	49.1%	6,058	6,514	(12)	300
Blue Owl NL Opportunity Credit Holdings REIT LLC ("Tenneco JV") (3)	50.9%	23,626	—	5,333	—
Total		$705,628	$6,514	$13,965	$300

(1)    The Company’s share of STORE’s net income includes our portion of STORE’s income and unrealized gains/losses based on our varying ownership percentage, which increased throughout the period, as well as our pro-rata share of OS Aggregator’s expenses.
(2) On August 12, 2022, the Company formed Oak Street NL Opportunity Credit REIT E LLC (“Fleet Farm JV”), a joint venture which the Company holds a 49.1% ownership in and accounts for under the equity method of accounting. The Company’s initial contribution into the joint venture was $6,986. The joint venture acquired two properties, which are leased on a triple net basis to the tenant. On September 18, 2023, Fleet Farm JV changed its legal name to Blue Owl NL Opportunity Credit REIT E LLC pursuant to a certificate of amendment to its Certificate of Formation filed with the Secretary of State of Delaware on September 18, 2023.
(3)    On June 5, 2023, the Company formed Blue Owl NL Opportunity Credit Holdings REIT LLC (“Tenneco JV”), a joint venture which the Company holds a 50.9% ownership in and accounts for under the equity method of accounting. The Company has elected to account for the investment using the FVO under ASC 825. The Company’s initial contribution into the joint venture was $41,738. The joint venture acquired four properties, which are leased on a triple net basis to the tenant. On July 7, 2023, the Company contributed an additional $9,467 into the joint venture. The additional capital contributed pro rata by each partner was used to acquire two additional properties, which are leased on a triple net basis to the tenant.

The following tables provide summarized financial information of our unconsolidated real estate affiliates as of the dates and periods set forth below (dollars in thousands):

Balance Sheets (unaudited)	December 31, 2023			December 31, 2022
	STORE	Fleet Farm	Tenneco	STORE	Fleet Farm	Tenneco
Total assets	$15,382,298	$30,815	$109,070	$—	$31,554	$—
Total liabilities	$6,086,983	$18,369	$61,660	$—	$18,508	$—
Total equity	$9,295,315	$12,446	$47,410	$—	$13,046	$—

Income Statements (unaudited)	For the Year Ended December 31, 2023			For the Period from Inception through December 31, 2022
	STORE	Fleet Farm	Tenneco	STORE	Fleet Farm	Tenneco
Total revenue	$940,114	$2,550	$4,918	$—	$987	$—
Net income (loss)	$508,050	$(25)	$2,757	$—	$(274)	$—

5.    Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt:

	December 31, 2023
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR+4%	10/25/2034	$30,995	$30,830	$30,974
Commercial real estate loan (3)	14%	7/12/2025	56,235	56,235	56,235
Total investments in real estate debt	10%		$87,230	$87,065	$87,209

	December 31, 2022
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 3%	2/12/2038	$23,837	$23,839	$23,816
Commercial real estate loan (3)	14%	12/16/2024	50,000	50,000	50,000
Total investments in real estate debt	10%		$73,837	$73,839	$73,816
__________________
(1)The term SOFR refers to the relevant floating benchmark rates, one-month SOFR. Fixed rate Commercial real estate loan is reflected as a spread over the relevant floating benchmark rates, for purposes of the weighted-average.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)The borrower for the commercial real estate loan is NLCA Real Estate Holdings, LLC.

The following table details the credit rating of the Company’s investments in real estate debt:

	December 31, 2023			December 31, 2022
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AAA	$5,176	$5,189	6%	$23,839	$23,816	32%
A3	7,009	7,026	8%	—	—	—%
Baa3	3,008	3,014	3%	—	—	—%
Ba3	2,433	2,479	3%	—	—	—%
BBB	5,514	5,530	6%	—	—	—%
BBB-	5,367	5,384	6%	—	—	—%
BB	2,323	2,352	3%	—	—	—%
Private Commercial Real Estate Loan (Unrated)	56,235	56,235	65%	50,000	50,000	68%
Total	$87,065	$87,209	100%	$73,839	$73,816	100%
The following table provides the activity for the real estate-related securities for the period from Inception to December 31, 2023:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities at Inception	$—	$—	$—
Face value of real estate-related securities acquired	24,172	—	24,172
Sale of real estate-related securities	(383)	(1)	(384)
Capitalized interest income	50	—	50
Unrealized loss on real estate securities	—	(22)	(22)
Real estate-related securities as of December 31, 2022	$23,839	$(23)	$23,816
Face value of real estate-related securities acquired	30,830	—	30,830
Sale of real estate-related securities	(23,793)	—	(23,793)
Realized gain on sale of real estate-related securities	—	95	95
Sale of accrued interest associated with real estate-related securities	(46)	—	(46)
Unrealized gain on real estate securities	—	72	72
Real estate-related securities as of December 31, 2023	$30,830	$144	$30,974
6.    DST Program
On August 31, 2023, the Company, through NLT OP, initiated a DST Program to issue and sell up to a maximum aggregate offering amount of $3,000,000 of Interests in one or more DSTs holding DST Properties in private placement. Under the DST Program, DST Properties, which may be sold, contributed, sourced, or otherwise seeded from the Company’s real properties held through NLT OP or from third parties, will be held in one or more DSTs and leased back by a wholly-owned subsidiary of NLT OP in accordance with corresponding master lease agreements. NLT OP will have the right, but not the obligation, to acquire the Interests in the applicable DST from the beneficial owners or the applicable DST’s right, title, interest in any portion of the DST Properties from the beneficial owners, in each case, in exchange for cash or OP Units, at a purchase price equal to the fair market value of the beneficial owner’s interest in one or more of the DST Properties (“FMV Buyback Option”). The FMV Buyback Option is generally exercisable during the one-year option period beginning two years from the final closing of the applicable DST Offering or in such other time frame as provided for in the applicable DST arrangement. After a one-year holding period, investors who receive OP Units pursuant to the FMV Buyback Option generally have the right to cause NLT OP to redeem all or a portion of their OP Units for, at the Company’s sole discretion, common shares of the Company, cash, or a combination of both.
The sale of interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by NLT OP and as such, the property will remain on the Company’s Consolidated Balance Sheet. Under the master lease, the Company is responsible for ongoing property management, and for paying base rent to the DST that owns such property. For financial reporting purposes, the DST entities are not consolidated by the Company, but the underlying Properties are included in the consolidated financial statements due to the resulting failed sale-leaseback transactions. For financial reporting purposes, the DST Property operations including rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on the Consolidated Statements of Operations. The net amount received from the underlying DST Properties may be more or less than the amount we pay to the investors in the specific DST and could fluctuate over time.
During the year ended December 31, 2023, the Company contributed two industrial assets to a DST as part of the initial DST Program offering of $85,300, and a wholly-owned subsidiary of the Company leased back the assets in accordance with a master lease agreement. As of December 31, 2023, the Company has raised gross proceeds of $13,796 from its DST Program, including $138 of upfront fees earned at closing. As a result of the FMV Buyback Option, the sale of DST interests is offset by a financing obligation liability. The Company has elected to account for the DST financing obligation using the fair value option, and as such, the liability is remeasured at fair value on a recurring basis. The DST financing obligation is $13,659 as of December 31, 2023, and is included within Other liabilities on the Consolidated Balance Sheet, with the change in fair value of $35 for the year ended December 31, 2023 included in Other income, net on the Consolidated Statement of Operations. The upfront fees earned at closing are included within Other income, net on the Consolidated Statements of Operations for the year ended December 31, 2023.
7.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following:

		December 31, 2023			December 31, 2022
	Weighted Average Life (Years)	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net
Intangible lease assets:
In-place lease intangibles	13.7	$94,600	$(8,551)	$86,049	$93,121	$(1,553)	$91,568
Other lease intangibles (1)	17.9	52,693	(2,212)	50,481	18,556	(303)	18,253
Total intangible lease assets	15.2	$147,293	$(10,763)	$136,530	$111,677	$(1,856)	$109,821
(1)The increase in Other lease intangibles relates to tenant inducements of $33,275 provided in conjunction with new leases signed during the period, as well as amounts due to tenants under existing lease agreements for properties previously under development.
Amortization expense related to the intangible lease assets for the year ended December 31, 2023 was $8,760, of which $8,350 and $410 is included in Depreciation and amortization and Rental revenue, respectively within the Consolidated Statements of Operations. The amount included in rental revenue is related to tenant inducements and is a reduction to revenue. Amortization expenses related to the intangible lease assets for the period from Inception through December 2022 was $1,856 and is included in Depreciation and amortization within the Consolidated Statements of Operations.
The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of December 31, 2023 is as follows:

	In-Place Tenant Lease Intangible Assets	Other Lease Intangibles
2024	$7,186	$3,086
2025	7,186	3,086
2026	7,186	3,086
2027	7,186	3,086
2028	7,186	3,086
Thereafter	50,119	35,051
Total	$86,049	$50,481
As of December 31, 2023 and 2022, the gross carrying amount of the Company’s below market lease intangibles was $3,085 and $1,657, with accumulated amortization of $222 and $35, respectively. The below market lease intangibles, net of accumulated amortization, are included in Other liabilities within our Consolidated Balance Sheet.

8.    Debt
The following table details the mortgage notes, credit facilities and related party note payable of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)(6)	Weighted Average Maturity Date	Maximum Facility Size	December 31, 2023	December 31, 2022
Mortgage notes & credit facilities:
Unsecured term loan credit facility(2)	S + 1.65%	8/11/2027	$1,095,500	$1,095,500	$953,000
Unsecured revolving credit facility(3)	S + 1.67%	8/11/2026	$569,500	231,255	316,000
Mortgages(4)	S + 2.59%	10/22/2024	N/A	546,005	519,522
Discount on assumed debt				—	(407)
Deferred financing costs, net				(13,172)	(11,178)
Total Mortgage notes & credit facility, net:				$1,859,588	$1,776,937

Affiliate line of credit
Affiliate line of credit(5)	S + 1.70%	6/30/2024	$250,000	200,000	250,000
Affiliate line of credit, net:				$200,000	$250,000
__________________
(1)The term “S” refers to the relevant floating benchmark rates, which include 30-day SOFR, three-month SOFR, one-month EURIBOR, and one-month SONIA as applicable to each loan. As of December 31, 2023, we have outstanding interest rate swaps and interest rate caps that mitigate our exposure to potential future interest rate increases under our floating-rate debt. See further discussion of outstanding interest rate swaps and caps below.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the year ended December 31, 2023 was 6.90% (unhedged) and 5.59% (hedged). As of December 31, 2023, we have outstanding interest rate swaps with aggregate notional values of $700,000, $250,000 and $145,500 that are structured such that the SOFR rates result in fixed rates of 3.65%, 3.42%, and 4.23%, respectively.
(3)The unsecured revolving credit facility bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured revolving credit facility for the year ended December 31, 2023 was 6.48% (unhedged) and 6.48% (hedged). As of December 31, 2023, we have an outstanding interest rate swap with an aggregate notional value of $100,000 that is structured such that the SOFR rate results in a fixed rate of 3.67%.
(4)In March 2023, certain of our mortgages were amended to transition certain LIBOR-based rates to certain replacement reference rates. As of December 31, 2023, this reference rate transition has impacted only certain of our mortgages. We have interest rate swaps and caps with an aggregate notional value of $46,585 and $519,000 respectively as of December 31, 2023, that are structured such that the variable rates result in a fixed rate of 3.74% and a capped rate of 3.00%, respectively.
(5)The affiliate note payable bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the affiliate note payable for the year ended December 31, 2023 was 6.97%.
(6)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.
The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loans credit facilities, and revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and tangible net worth thresholds, among others. As of December 31, 2023, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.

The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of December 31, 2023:

Year	Amount
2024	$499,420
2025	–
2026	277,840
2027	1,095,500
2028	—
Thereafter	—
Total	$1,872,760
Affiliate Line of Credit
On August 8, 2022, NLT OP entered into an interest-bearing revolving promissory note with an affiliate, Blue Owl Capital Holdings LP (the “BO Lender”) in the principal amount of up to $250,000. The interest is payable monthly in arrears at the Lender’s election in (i) cash, (ii) Class I units of NLT OP (using the most recently available net asset value per unit) or (iii) Class I shares of ORENT (using the most recently available net asset value per share). On November 9, 2023, NLT OP amended and restated the loan agreement to set a maturity date of June 30, 2024, remove the revolving feature from the promissory note, and to allow NLT OP to borrow an additional $50,000 on a delayed draw basis. Any unpaid principal balance and unpaid accrued interest is payable on June 30, 2024.
As of December 31, 2023, $200,000 was outstanding under the affiliate line of credit and had accrued interest expense in the amount of $2,389.
9.    Derivative Financial Instruments
The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s investments and financing transactions. These derivatives may or may not qualify as net investment, cash flow, or fair value hedges under the hedge accounting requirements of ASC 815. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to fluctuations in foreign exchange rates.
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
Interest Rate Contracts
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
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we use interest rate swap and interest rate cap contracts to manage our exposure on the variable rate interest debt. The Company has designated its derivative financial instruments as cash flow hedges as defined under GAAP as of December 31, 2023.
Foreign Currency Exchange Rate Derivatives
Certain of the Company’s foreign investments expose it to fluctuations in foreign currency exchange rates. The Company uses foreign exchange rate derivatives, including foreign currency forwards and currency options, to reduce the risk from fluctuations in foreign exchange rates associated with its assets and liabilities denominated in foreign currencies. The Company also uses foreign currency derivatives to hedge the foreign exchange risk associated with certain of its net investments in foreign operations.

The Company enters into currency options that give it the right but not the obligation, to sell the foreign currency amount in exchange for a functional currency amount within a limited time at a contracted price. The contracts may also be net settled in cash, based on differentials in the foreign currency exchange rate and the strike price. The Company uses currency options as an economic hedge of foreign currency exposure related to the Company’s non-U.S. investments.
The following table details the Company’s outstanding interest rate and foreign currency derivative contracts:

			Notional Amount
Financial Instruments	Number of Instruments	Weighted Average Maturity Date	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate swaps	5	11/19/2027	$1,242,480	$700,000
Interest rate caps	2	9/11/2024	519,000	568,843
Derivatives not designated as hedging instruments
Foreign currency forward contracts (1)	3	12/6/2028	131,037	—
Foreign currency option contracts (1)	2	11/30/2028	104,370	—
Total			$1,996,887	$1,268,843
__________________
(1)The notional amount reflects the balance we expect to settle at the maturity date based on the contractual strike price at trade execution.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets as of December 31, 2023 and 2022, is detailed below.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2023	December 31, 2022	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivative Designated as Hedging Instruments:
Interest rate swaps	Other Assets	$1,654	$4,379	Other Liabilities	$(6,305)	$—
Interest rate caps	Other Assets	6,945	7,387	Other Liabilities	—	—
Total Derivatives Designated as Hedging Instruments		$8,599	$11,766		$(6,305)	$—

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts		—	$—	Other Liabilities	$(6,820)	$—
Foreign currency option contracts	Other Assets	5,065	$—		—	—
Total Derivatives Not Designated as Hedging Instruments		$5,065	$—		$(6,820)	$—
The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Consolidated Statement of Operations during the year ended December 31, 2023:

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	December 31, 2023		December 31, 2023
Interest rate swap	$(9,045)	Interest Expense	$13,841
Interest rate caps	(1,309)	Interest Expense	11,803
Total Derivatives Designated as Hedging Instruments	$(10,354)		$25,644
The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Consolidated Statement of Operations for the period from Inception through December 31, 2022:

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	December 31, 2022		December 31, 2022
Interest rate swap	$4,753	Interest Expense	$374
Interest rate caps	680	Interest Expense	682
Total Derivatives Designated as Hedging Instruments	$5,433		$1,056
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Consolidated Statement of Operations for the year ended December 31, 2023 and for the period from Inception through December 31, 2022:

	Income Statement Location	For the Year Ended	For the Period from Inception through
Derivatives Not Designated as Hedging Instruments		December 31, 2023	December 31, 2022
Foreign currency forward contracts	Other Income	$(6,820)	$—
Foreign currency option contracts	Other Income	5,065	—
Total Derivatives Not Designated as Hedging Instruments		$(1,755)	$—

10.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	December 31, 2023	December 31, 2022
Accrued ongoing servicing fees	$50,670	$25,877
Accrued management fee	4,835	2,036
Performance participation allocation	—	2,504
Advanced organization and offering costs	11,919	6,369
Other advanced expenses	1,937	—
Accrued interest - affiliate line of credit	2,389	2,439
Total	$71,750	$39,225
Ongoing Servicing Fees
The Company accrues ongoing servicing fees payable to the Dealer Manager, Blue Owl Securities LLC, for ongoing services rendered to shareholders for Class S and Class D shares equal to 0.85% and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The ongoing servicing fees are paid monthly in arrears.
As part of the DST Program, the Company, on behalf of itself as general partner and on behalf of the limited partners of NLT OP, entered into the Second Amended and Restated Limited Partnership Agreement of NLT OP (the “Operating Partnership Agreement”). The Operating Partnership Agreement amends the prior limited partnership agreement of NLT OP to, among other things, issue two new classes of OP units, Class S-1 and Class D-1, to facilitate the issuance of OP Units in exchange for Interests in DSTs in the event NLT OP elects to exercise its FMV Buyback Option and the participation of such OP Units in the Company’s distribution reinvestment plan (the “DRIP”). NLT OP will pay to the Dealer Manager, Blue Owl Securities LLC for ongoing services rendered to shareholders for Class S-1 and Class D-1 shares equal to 0.85% and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The servicing fees will be paid monthly in arrears. Additionally, the DST Sponsor, Blue Owl Real Estate Exchange LLC, a wholly-owned subsidiary of the Company, will pay to the Dealer Manager, a service fee equal to 0.25% per annum of the price per Interest sold, to be paid quarterly in arrears.
Accrued Management Fees
The Company will pay the Adviser a management fee equal to 1.25% of NAV per annum payable monthly for services rendered related to ongoing operations of ORENT pursuant to the Investment Advisory Agreement. Additionally, to the extent that NLT OP issues NLT OP units to parties other than the Company, our NLT OP will pay the Adviser a management fee equal to 1.25% of the NAV of NLT OP attributable to such units not held by us per annum payable monthly.
The management fee may be paid, at the Adviser’s election, in cash, Class I shares or Class I units of our NLT OP. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense. During the year ended December 31, 2023 and from the period of Inception through December 31, 2022, the Company incurred management fees of $22,224 and $3,050, respectively.
During the year ended December 31, 2023 and from the period of Inception through December 31, 2022, the Company issued 1,887,887 and 98,849 shares, respectively, to the Adviser as payment for management fees. Management fees of

$4,835 and $2,036 were accrued and unpaid as of December 31, 2023 and December 31, 2022, respectively. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the year ended December 31, 2023, the Adviser did not submit any shares for repurchase.
On August 31, 2023, in connection with the DST Program, the Company and NLT OP entered into an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”) to allow for an additional management fee equal to 1.25% of the total consideration received by the Company or its affiliate for selling Interests to third-party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests and any proceeds from any loans secured directly or indirectly by the DST Properties, per annum payable monthly. The Adviser has waived the fee for the initial DST Program offering.
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Investment Advisory Agreement, the Special Limited Partner holds a performance participation interest in NLT OP that entitles it to receive an allocation of NLT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Investment Advisory Agreement. Under NLT OP agreement, the Special Limited Partners are entitled to an allocation from NLT OP equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis and is paid quarterly in NLT OP units, ORENT shares, or cash, at the election of the Special Limited Partner. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partner is only entitled to the performance participation allocation fee provided that the Investment Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in our Consolidated Statement of Operations. During the year ended December 31, 2023 and the period from Inception through December 31, 2022, the Company recognized $12,467, and $4,189, respectively, of performance participation allocation expense in the Company’s Consolidated Statement of Operations. As of December 31, 2023, as a result of the issuance of units during 2023 in excess of the final fee measured on a calendar basis, the Company recorded a receivable due to the Company from the adviser of $1,458. This amount is included within Other assets in our Consolidated Balance Sheets.
On February 1, 2023, the Company issued 243,536 units in NLT OP to the Special Limited Partner as payment of performance participation allocation. Such units were issued at the NAV per unit as of December 31, 2022. On August 1, 2023, the Company issued 788,112 units in NLT OP to the Special Limited Partner as payment of the performance participation allocation. Such units were issued at the NAV per unit as of June 30, 2023. On November 1, 2023, the Company issued 559,048 units in NLT OP to the Special Limited Partner as payment of the performance participation allocation. Such units were issued at the NAV per unit as of September 30, 2023. Also, as of December 31, 2023, and immediately following (i) the issuance of the units and (ii) the record time for the distributions on the Company’s Class I shares, no Class I units in NLT OP were exchanged for Class I shares in the Company. Subsequent to the issuance of the Class I shares and Class I units, no Class I shares or units were redeemed or exchanged for Class I shares in the Company.
Advanced Organizational and Offering Costs
The Adviser advanced all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, design and website expenses, fees and expenses of our escrow agent and transfer agent, and other expenses attributable to the Company’s organization, but excluding ongoing servicing fees) through September 1, 2023. Such costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheet and are being reimbursed to the Adviser pro rata over 60 months beginning on September 1, 2023.
Accrued Interest - Affiliate Line of Credit
The amount represents the interest accrued as of December 31, 2023 on the interest-bearing revolving promissory note entered into with affiliate, Blue Owl Capital Holdings LP. Refer to Note 8 - Debt.
As of December 31, 2023, ORENT affiliate entities and their employees owned 11,022,890 ORENT Class I shares in an aggregate amount of $111,135, based on the NAV per share/unit as of December 31, 2023.
Real Estate Transactions

Investments in real estate, net and Intangible assets, net include properties that were acquired from various funds that were also managed by our Adviser. The properties acquired during the year ended December 31, 2023, were acquired from Blue Owl Real Estate Fund V OP (SH) LP and had a total fair value of $209,190 as of their respective acquisition dates. The properties acquired during the period from Inception through December 31, 2022 were acquired from Blue Owl Real Estate Capital Fund IV LP, Blue Owl Real Estate Fund V OP (SH) LP, and Blue Owl MAI Special Opportunity Fund LP, and had a total fair value of $2,112,400 as of their respective acquisition dates. While these properties were acquired from Related Parties, these Related Parties and the Company are not under common control.
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
The following table details the components of operating lease income from leases in which the Company is the lessor.

	Year Ended December 31, 2023	From Inception through December 31, 2022
Base rent(1)	$149,087	$28,986
Straight-line rental revenue, net(2)	20,958	2,480
Variable lease payments(3)	16,913	5,046
Amortization of below market lease intangibles	187	35
Total Rental revenue	$187,145	$36,547
__________________
(1)Base rent consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments.
(3)Consists of reimbursement of common area maintenance (“CAM”) and real estate taxes, and amortization of tenant inducements.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of December 31, 2023.

Year	Future Minimum Rents
2024	$165,690
2025	168,101
2026	170,904
2027	173,417
2028	176,038
Thereafter	2,028,992
Total	$2,883,142
Lessor – Financing receivables
In accordance with ASC 842, certain of the Company’s sales-type lease contracts are primarily accounted for as failed sale-leaseback transactions and were recorded as an Investment in leases - Financing receivables. During the year ended December 31, 2023, and the period from Inception through December 31, 2022, the Company executed three and 14 such sale-leaseback transactions for $47,855 and $519,212, respectively. During the year ended December 31, 2023, and the period from Inception through December 31, 2022, the Company recognized interest income of $57,094, and $9,169, respectively, on an effective interest basis at a constant rate of return over the term of the applicable leases. Cash received from the sales-type leasing agreements was $46,654 and $7,348 during the year ended December 31, 2023 and the period from Inception through December 31, 2022.
All of the lease payments are triple net basis to the tenant and the Company has rights in accordance with the individual lease agreements to protect the value of our leased properties. As of December 31, 2023, the future minimum payments of sales-type lease receivables were as follows:

Year	Future Minimum Payments
2024	$46,746
2025	47,611
2026	48,507
2027	49,544
2028	51,771
Thereafter	6,922,641
Total lease payment receivable	7,166,820
Less deferred interest income	6,587,492
Less allowance for credit losses	16,638
Total Investment in leases - Financing receivables, net	$562,690

The following table reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the year ended December 31, 2023:

Year Ended December 31, 2023
Balance as of December 31, 2022	$—
Initial allowance upon adoption	7,157
Current period change in credit allowance	9,481
Ending Balance as of December 31, 2023	$16,638
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator as of December 31, 2023 and January 1, 2023:

	December 31, 2023
	B1	Ba1	Ba2	Baa2	Ba3	B2	Caa2	Total
Investment in leases - Financing Receivable	$—	$204,364	$—	$52,247	$—	$111,803	$210,914	$579,328

	January 1, 2023
	B1	Ba1	Ba2	Baa2	Ba3	B2	Caa2	Total
Investment in leases - Financing Receivable	$—	$201,265	$50,973	$—	$159,217	$109,578	$—	$521,033
Our current year change in credit allowance is primarily the result of a credit rating downgrade for one of our tenants.
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
Lessee - DST Program Master Lease

During the year ended December 31, 2023, the Company contributed two industrial assets to the DST as part of the initial DST Program offering. The assets are leased back to the Company by a wholly-owned subsidiary of the Company under the master lease agreement. The following table presents the undiscounted future minimum rent payment obligation of the wholly-owned subsidiary:

Year	Future Minimum Payments
2024	$4,478
2025	4,478
2026	4,478
2027	4,478
2028	4,636
Thereafter	78,197
Total	$100,745
12.    Tenant Concentrations
The Company had one tenant that constitutes a significant asset concentration. The Company typically leases its operating properties to corporate tenants under master leases that are associated with multiple operating properties, which creates asset concentrations within the Company. Assets leased to subsidiaries of and guaranteed by Amazon.com, Inc. accounted for approximately 31.1% and 41.8% of the Company’s net book value of assets as of December 31, 2023 and 2022, respectively. The audited financial statements for Amazon.com, Inc. for the years ended December 31, 2023 and 2022, are publicly available on the SEC’s website, http://www.sec.gov.
The Company had two and three tenants from which it derived 10% or more of its revenue for the year ended December 31, 2023 and for the period from Inception through December 31, 2022, respectively, as follows:

	Rental Income		Percentage of Total Rental Income
Tenant	Year Ended December 31, 2023	From Inception through December 31, 2022	Year Ended December 31, 2023	From Inception through December 31, 2022
Amazon	$67,777	$13,386	27.8%	29.3%
Maverick Gaming	$19,182	$5,002	7.9%	10.9%
McDermott, Inc.	$26,070	$4,982	10.7%	10.9%

The Company derived 17.8% of its rental revenue from tenants outside of the United States, which includes one property in Canada leased to Amazon.

13.    Equity and Non-Controlling Interest
Authorized Capital
As of December 31, 2023, the Company had the authority to issue an unlimited number of preferred shares and three classes of common shares including Class S shares, Class D shares, and Class I shares. Each class of common shares and preferred shares has a par value of $0.01. The Company’s Board of Trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.

Common Shares
The following table details the movement in the Company’s outstanding shares of common shares:

	Class S	Class D	Class I	Total
Balance at Inception	–	–	–	–
Common shares issued	43,177,286	1,382,244	31,566,203	76,125,733
Distribution reinvestment	224,400	3,177	102,056	329,633
Common shares repurchased	—	—	—	—
December 31, 2022	43,401,686	1,385,421	31,668,259	76,455,366
Common stock issued	48,158,608	3,247,573	70,130,943	121,537,124
Distribution reinvestment	1,982,704	93,689	1,886,855	3,963,248
Common stock repurchased	(1,474,835)	(237,865)	(2,034,326)	(3,747,026)
December 31, 2023	92,068,163	4,488,818	101,651,731	198,208,712
Redeemable Common Shares
In connection with the Company’s payment of its Affiliate line of credit and management fee, the Adviser holds Class I Common Shares. See Note 8 – Debt for further details of the affiliate line of credit and Note 10 – Related Party Transactions for further details on the management fee. The Adviser and BO Lender have the ability to redeem the Class I shares for cash at their election, therefore the Company has classified these Class I shares as Redeemable common shares outside of equity on the Company’s Consolidated Balance Sheet. As of December 31, 2023 and December 31, 2022, we have issued 3,735,867 and 229,300 redeemable common shares, respectively, which remain outstanding.
The Redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $(4) and $7 during the year ended December 31, 2023, and the period from Inception through December 31, 2022, respectively.
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
The Company adopted an amended and restated repurchase plan (the “Amended Share Repurchase Plan”) that was effective October 18, 2023. Under the Amended Share Repurchase Plan, the Company will repurchase shares once per quarter. The repurchase price per share will generally be equal to the NAV per share as of the last calendar day of the first month of the applicable calendar quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. The aggregate NAV of total repurchases of Class S, Class D and Class I Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the preceding three months for which NAV is available). Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares and may submit such repurchase requests beginning after the start of the second month of the applicable calendar quarter.
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
For the year ended December 31, 2023, the Company repurchased 3,747,026 shares of common shares and 2,213,040 OP Units for a total of $38,425 and $22,554, respectively. The Company had no unfulfilled repurchase requests during the year ended December 31, 2023.
For the period of Inception through December 31, 2022, the Company repurchased 4,868,924 OP Units for a total of $49,707. The Company had not repurchased any common shares. The Company had no unfulfilled repurchase requests from Inception through December 31, 2022.
The Company adopted a Third Amended Share Repurchase Plan (as defined below), effective March 13, 2024. Refer to Note 18 –Subsequent Events for more information about the Company’s Third Amended Share Repurchase Plan.
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
The following tables detail the aggregate distributions declared for each applicable class of common shares for the year ended December 31, 2023 and for the period from Inception through December 31, 2022:

	Year Ended December 31, 2023
	Class S	Class D	Class I
Aggregate gross distributions declared per share of common shares	$0.7000	$0.7000	$0.7000
Shareholder servicing fee per share of common shares	(0.0870)	(0.0253)	—
Net distributions declared per share of common shares	$0.6130	$0.6747	$0.7000

	From Inception through December 31, 2022
	Class S	Class D	Class I
Aggregate gross distributions declared per share of common shares	$0.2333	$0.2333	$0.2333
Shareholder servicing fee per share of common shares	(0.0285)	(0.0083)	—
Net distributions declared per share of common shares	$0.2048	$0.2250	$0.2333
The Company has adopted a distribution reinvestment plan whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable. Shareholders will not pay an upfront transaction fee when purchasing shares pursuant to the distribution reinvestment plan. The ongoing servicing fees with respect to shares of Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV.
Redeemable Non-controlling Interest
In connection with its performance participation interest, the Special Limited Partner holds Class I units in NLT OP. See Note 10 - Related Party Transactions for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class I units for Class I shares in the Company or cash, at the election of the Special Limited Partner, the Company has classified these Class I units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Consolidated Balance Sheet.

The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the period from Inception through December 31, 2022 and the year ended December 31, 2023:

Balance at Inception	$–
Settlement of current year performance participation allocation	1,685
Repurchases	–
Conversion to Class I shares	–
GAAP income allocation	(26)
Other comprehensive income	–
Distributions	(15)
Fair value allocation	42
Reallocation between additional paid-in-capital and non-controlling interests due to changes in NLT OP ownership	(29)
December 31, 2022	$1,657
Settlement of prior performance participation allocation	16,428
Repurchases	—
Conversion to Class I shares	—
GAAP income allocation	(210)
Other comprehensive income (loss)	(121)
Distributions	(561)
Fair value allocation	586
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	197
December 31, 2023	$17,976
During the period from Inception through December 31, 2022 and the year ended December 31, 2023, the Company issued Class I units in NLT OP to the Special Limited Partner as payment of the performance participation allocation. No units were subsequently redeemed for cash or exchanged for Class I shares in the Company during the period.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $586 and $42 for the year ended December 31, 2023 and for the period from Inception through December 31, 2022, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.
Share-Based Compensation
We awarded independent members of the Board 16,397 shares of restricted Class I shares subject to a vesting period of 13.5 months and recognized approximately $170 of compensation expense for the year ended December 31, 2023.
14.    Commitments and Contingencies
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
15.    Earnings Per Share
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

All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.

	Year Ended December 31, 2023	From Inception Through December 31, 2022
Net loss	$(21,004)	$(881)
Net loss (income) attributable to non-controlling interests	1,097	(503)
Net loss attributable to ORENT	$(19,907)	$(1,384)

Net loss attributable to dilutive OP units	(1,097)	—
Net loss attributable to Net Lease Trust - dilutive	(21,004)	—

Weighted average number of common shares outstanding - basic	143,668,975	45,918,641
Effect of dilutive unvested restricted Class I shares	16,212	—
Effect of dilutive OP units	28,477,258	—
Weighted average number of common shares outstanding - dilutive	172,162,445	45,918,641

Net loss per common share - basic	$(0.14)	$(0.03)
Net loss per common share - diluted	$(0.12)	$(0.03)
The computation of diluted net loss per common share for the period from Inception through December 31, 2022 excludes 11,628,779 potentially dilutive NLT OP units because their effect would have been anti-dilutive.
16.    Segment Reporting
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors.
The Company’s Chief Executive Officer is responsible for allocating resources and assessing performance, and as such is the Chief Operating Decision Maker. The CODM reviews information at the consolidated entity level, and does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance or allocating resources. Accordingly, the Company has one operating segment and one reportable segment as of December 31, 2023.
17.    Income Taxes
The Company has elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2022. The Company has also elected for some of its subsidiaries to be treated as TRSs, which are subject to federal and state income taxes.
For the year ended December 31, 2023, the Company incurred income tax expense of $230 related to its DST Program through its TRS. The components of income tax expense for the year ended December 31, 2023 were as follows:

Current Expense
Federal	$222
State	79
Total current expense	$301
Deferred Tax Benefit
Federal	$52
State	19
Total deferred tax benefit	$71
Total income tax expense, net	$230

Income tax expense is higher than expected pretax book income of the TRS at the 21% federal statutory rate as a result of basis differences on intercompany transfers of property to the TRS and state and local tax expense.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for GAAP purposes and the amount used for income tax purposes. As of December 31, 2023, the Company had a net deferred tax asset of $71 included within Other assets in the Consolidated Balance Sheets, comprised of a deferred tax asset of $390 for organizational expenses and a deferred tax liability of $319 for basis differences in real property.
Although the Company intends to continue to operate in a manner that will enable it to qualify as a REIT, such qualification will depend on the Company’s ability to meet, on a continuing basis, various distribution, stock ownership and other tests. Our tax treatment of distributions per common share for the year ended December 31, 2023 and the period from Inception through December 31, 2022 were 100% nondividend distributions.
Generally, the Company is subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2022 and subsequent years, and is subject to audit by state taxing authorities for the year ended December 31, 2022 and subsequent years. The Company is subject to audit under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to its Canadian entities for the year ended December 31, 2022 and subsequent years.
18.    Subsequent Events
In preparation of the accompanying Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after December 31, 2023 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from December 31, 2023 through the date the financial statements were issued.
Acquisitions
STORE
During January and February 2024, the Company made total additional investments in STORE of $488,080 under the terms of the FIPA. Additionally, on February 6, 2024, subsidiaries of the Company entered into promissory notes with SuNNNy Days, LLC, an affiliate of GIC, to borrow $287,844 (the “FIPA Loan”) in exchange for assignment of ownership of the remaining units OS Aggregator was required to purchase under the FIPA. Such assignment results in OS Aggregator reaching an indirect 25% membership interest in STORE, and meeting the obligations of the FIPA as described in Note 4 - Investments in Unconsolidated Real Estate Affiliates. The FIPA Loan has an interest rate of 9% and a term of 18 months, with a maturity date of August 1, 2025. In March 2024, the Company repaid $134,150 of the FIPA Loan through the use of proceeds from the issuance of common shares, resulting in a remaining outstanding balance of $153,694. Including the units acquired with the proceeds of the FIPA Loan, the additional investments in STORE made by the Company subsequent to December 31, 2023 totaled $775,924.
Financings
On January 16, 2024, the Company drew $137,372 from its revolving credit facility. The proceeds were used to repay a portion of the outstanding principal on a mortgage note payable in the amount of $136,130.
Proceeds from the Issuance of Common Shares
From January 1, 2024 through the date the financial statements were issued, the Company sold an aggregate of 50,983,117 shares of its common shares (consisting of 25,610,208 Class S shares, 487,151 Class D shares, and 24,885,758 Class I shares) resulting in net proceeds of $545,066 to the Company as payment for such shares.
Repurchases
On March 13, 2024, the Company amended its share repurchase plan (the “Third Amended Share Repurchase Plan”) to provide that the Company will not apply the Early Repurchase Deduction on repurchases of the Company’s common shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company.
From January 1, 2024 through the date the financial statements were issued, the Company repurchased 1,671,859 shares of common shares and 335,962 OP Units for a total of $16,887 and $3,472, respectively.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2023
(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition(2)		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Buildings	Land and Land Improvements	Buildings	Land and Land Improvements	Buildings	Total	Accumulated Depreciation (1)	Year Acquired
Flex Property
	Seattle, WA	1	$—	$1,792	$692	$—	$—	$1,792	$692	$2,484	$(38)	2022
Industrial Properties
	Amana, IA	1	—	10,097	98,289	—	—	10,097	$98,289	108,386	(5,637)	2022
	Arkoma, OK	1	—	1,255	1,557	—	—	1,255	$1,557	2,812	(105)	2022
	Bowling Green, KY	1	—	4,337	141,562	—	—	4,337	$141,562	145,899	(7,071)	2022
	Brookshire, TX	1	—	1,570	3,963	—	—	1,570	$3,963	5,533	(209)	2022
	Bryan, TX	1	—	2,059	2,070	—	—	2,059	$2,070	4,129	(139)	2022
	Calgary, AB, Canada	1	278,015	33,775	—	15,233	403,986	49,008	$403,986	452,994	(3,107)	2022
	Cape Girardeau, MI	1	—	602	1,631	—	—	602	$1,631	2,233	(131)	2022
	Cornwall, ON, Canada	1	—	3,436	31,867	81	749	3,517	$32,616	36,133	(1,807)	2022
	Council Bluffs, IA	1	—	1,702	2,185	—	—	1,702	$2,185	3,887	(108)	2022
	Fayetteville, NC	1	—	18,176	—	17,269	142,601	35,445	$142,601	178,046	(2,436)	2022
	Gaston, SC	1	—	813	2,330	—	—	813	$2,330	3,143	(153)	2022
	Harlingen, TX	1	—	1,407	2,150	—	—	1,407	$2,150	3,557	(111)	2022
	Houston, TX	1	—	1,441	4,266	—	—	1,441	$4,266	5,707	(219)	2022
	Huckelhoven, Germany	1	—	8,626	104,892	—	—	8,626	104,892	113,518	(3,353)	2023
	Knowsley, UK	1	46,585	25,791	66,669	—	—	25,791	66,669	92,460	(2,624)	2023
	Madison, AL	1	103,031	18,101	—	9,101	148,395	27,202	$148,395	175,597	(2,854)	2022
	Modesto, CA	1	—	2,508	8,086	—	—	2,508	8,086	10,594	(324)	2023
	Oregon, OH	1	—	1,116	1,614	—	—	1,116	$1,614	2,730	(142)	2022
	Orilla, ON, Canada	1	—	3,482	3,575	—	—	3,482	$3,575	7,057	(285)	2022
	Pasco, WA	2	118,374	21,289	—	35,675	351,148	56,964	$351,148	408,112	(7,420)	2022
	Plymouth, MI	2	—	10,324	37,314	—	—	10,324	$37,314	47,638	(1,284)	2022, 2023
	Roseville, CA	1	—	15,357	55,260	—	—	15,357	$55,260	70,617	(1,280)	2023
	St. Mary's, OH	1	—	4,791	19,358	—	—	4,791	$19,358	24,149	(1,007)	2023
	Spanish Fork, UT	1	—	949	1,694	—	—	949	$1,694	2,643	(63)	2022
	Stuart, FL	2	—	7,600	26,345	—	—	7,600	$26,345	33,945	(1,576)	2022
	Wichita Falls, TX	1	—	1,142	1,877	—	—	1,142	$1,877	3,019	(80)	2022
Total Industrial Properties:		29	546,005	201,746	618,554	77,359	1,046,879	279,105	1,665,433	1,944,538	(43,525)

Office Properties
	Columbia, MO	1	—	1,493	13,600	—	—	1,493	13,600	15,093	(480)	2022
	Houston, TX	1	—	4,432	142,208	—	—	4,432	142,208	146,640	(3,761)	2022
	Readington, NJ	2	—	5,848	48,246	—	—	5,848	48,246	54,094	(2,441)	2022
Total Office Properties:		4	—	11,773	204,054	—	—	11,773	204,054	215,827	(6,682)

Retail Properties
	Albemarle, NC	1	—	751	2,168	—	29	751	2,197	2,948	(124)	2022

Albuquerque, NM	2	—	2,585	7,220	—	—	2,585	7,220	9,805	(434)	2022
Alexandria, LA	1	—	635	4,257	—	—	635	4,257	4,892	(204)	2022
Allen, TX	1	—	1,633	1,931	—	—	1,633	1,931	3,564	(151)	2022
Alma, AR	1	—	325	2,946	—	—	325	2,946	3,271	(188)	2022
Alpena, AR	1	—	721	486	—	12	721	498	1,219	(66)	2022
Archdale, NC	1	—	812	2,369	—	31	812	2,400	3,212	(134)	2022
Arlington, TX	1	—	1,997	1,298	—	—	1,997	1,298	3,295	(178)	2022
Asheboro, NC	3	—	2,826	3,873	—	66	2,826	3,939	6,765	(317)	2022
Aurora, CO	1	—	2,421	3,737	—	—	2,421	3,737	6,158	(198)	2022
Barboursville, WV	1	—	1,354	3,220	—	—	1,354	3,220	4,574	(222)	2022
Bastrop, LA	1	—	951	2,410	—	33	951	2,443	3,394	(162)	2022
Beckley, WV	1	—	915	3,171	—	—	915	3,171	4,086	(240)	2022
Biscoe, NC	1	—	1,101	697	—	18	1,101	715	1,816	(74)	2022
Bowling Green, KY	1	—	1,452	893	—	—	1,452	893	2,345	(142)	2022
Brentwood, CA	1	—	3,688	18,750	—	—	3,688	18,750	22,438	(255)	2023
Bryan, TX	1	—	1,322	1,914	—	—	1,322	1,914	3,236	(148)	2022
BUDA, TX	1	—	2,008	2,354	—	—	2,008	2,354	4,362	(146)	2022
Buford, GA	1	—	1,097	1,506	—	—	1,097	1,506	2,603	(145)	2022
Bull Shoals, AR	1	—	656	346	—	9	656	355	1,011	(54)	2022
Candor, NC	2	—	1,572	1,536	—	30	1,572	1,566	3,138	(184)	2022
Canton, GA	1	—	903	1,906	—	—	903	1,906	2,809	(148)	2022
Chatsworth, GA	1	—	302	4,622	—	—	302	4,622	4,924	(200)	2022
Chesapeake, VA	1	—	1,039	2,057	—	—	1,039	2,057	3,096	(146)	2022
Chester, VA	1	—	1,373	3,465	—	—	1,373	3,465	4,838	(217)	2022
Clearwater, FL	1	—	1,731	4,402	—	—	1,731	4,402	6,133	(200)	2022
Clemmons, NC	1	—	1,238	1,285	—	—	1,238	1,285	2,523	(160)	2022
Cleveland Heights, OH	1	—	1,927	3,193	—	—	1,927	3,193	5,120	(207)	2022
Clovis, CA	1	—	3,392	7,571	—	—	3,392	7,571	10,963	(178)	2023
Columbia, TN	1	—	1,382	2,390	—	—	1,382	2,390	3,772	(155)	2022
Concord, NC	1	—	2,045	1,431	—	—	2,045	1,431	3,476	(142)	2022
Conroe, TX	1	—	1,843	1,774	—	—	1,843	1,774	3,617	(158)	2022
Convoy, OH	1	—	485	1,370	—	18	485	1,388	1,873	(76)	2022
Corpus Christi, TX	1	—	783	4,143	—	—	783	4,143	4,926	(192)	2022
Crestview, FL	1	—	1,797	4,337	—	—	1,797	4,337	6,134	(225)	2022
Crossville, TN	1	—	1,084	447	—	—	1,084	447	1,531	(145)	2022
Dallas, TX	3	—	8,270	20,598	—	290	8,270	20,888	29,158	(1,117)	2022
Delhi, LA	2	—	2,934	3,409	—	64	2,934	3,473	6,407	(383)	2022
Denton, TX	1	—	2,153	920	—	—	2,153	920	3,073	(148)	2022
Deshler, OH	1	—	610	1,210	—	18	610	1,228	1,838	(87)	2022
Ellerbe, NC	1	—	542	2,391	—	30	542	2,421	2,963	(127)	2022
Fairmont, WV	1	—	960	3,419	—	—	960	3,419	4,379	(182)	2022
Flagstaff, AZ	1	—	1,193	1,090	—	—	1,193	1,090	2,283	(153)	2022
Flippin, AR	1	—	936	273	—	12	936	285	1,221	(71)	2022
Florida City, FL	1	—	1,702	2,194	—	—	1,702	2,194	3,896	(157)	2022

Fort Payne, AL	1	—	330	4,573	—	—	330	4,573	4,903	(199)	2022
Fort Wayne, IN	2	—	1,441	4,156	—	57	1,441	4,213	5,654	(240)	2022
Fremont, CA	1	—	13,903	9,906	—	—	13,903	9,906	23,809	(191)	2023
Fresno, CA	1	—	2,218	3,350	—	—	2,218	3,350	5,568	(94)	2023
Gaffney, SC	1	—	613	3,253	—	—	613	3,253	3,866	(197)	2022
Galt, CA	1	—	2,617	6,138	—	—	2,617	6,138	8,755	(182)	2023
Gassville, AR	1	—	986	284	—	13	986	297	1,283	(71)	2022
Green Bay, WI	1	—	890	3,816	—	—	890	3,816	4,706	(207)	2022
Greensboro, NC	1	—	1,191	1,090	—	—	1,191	1,090	2,281	(172)	2022
Greenville, AL	1	—	663	2,800	—	—	663	2,800	3,463	(192)	2022
Harker Heights, TX	1	—	606	2,005	—	—	606	2,005	2,611	(128)	2022
Harlan, IN	1	—	700	2,801	—	36	700	2,837	3,537	(138)	2022
Haw River, NC	1	—	1,234	322	—	16	1,234	338	1,572	(77)	2022
Hillside, IL	1	—	1,919	4,481	—	—	1,919	4,481	6,400	(237)	2022
Homer, LA	1	—	946	1,064	—	20	946	1,084	2,030	(140)	2022
Homosassa, FL	1	—	276	3,913	—	—	276	3,913	4,189	(179)	2022
Houston, TX	3	—	4,792	9,530	—	—	4,792	9,530	14,322	(550)	2022
Indianapolis, IN	1	—	1,082	1,366	—	—	1,082	1,366	2,448	(142)	2022
Irmo, SC	1	—	1,130	2,152	—	—	1,130	2,152	3,282	(146)	2022
Irving, TX	1	—	1,531	11,413	—	130	1,531	11,543	13,074	(555)	2022
Jacksonville, FL	1	—	984	2,102	—	—	984	2,102	3,086	(147)	2022
Jonesville, NC	1	—	704	2,413	—	—	704	2,413	3,117	(163)	2022
Junction City, LA	1	—	309	1,873	—	22	309	1,895	2,204	(101)	2022
Killeen, TX	1	—	2,186	2,829	—		2,186	2,829	5,015	(157)	2022
Kissimmee, FL	2	—	4,144	8,262	—	—	4,144	8,262	12,406	(432)	2022
Lakeland, FL	1	—	911	1,463	—	—	911	1,463	2,374	(151)	2022
Lakeland, TN	1	—	587	2,677	—	—	587	2,677	3,264	(164)	2022
League City, TX	1	—	1,712	1,470	—	—	1,712	1,470	3,182	(181)	2022
Lemoore, CA	1	—	1,767	12,227	—	—	1,767	12,227	13,994	(168)	2023
Lenoir City, TN	1	—	831	1,658	—	—	831	1,658	2,489	(161)	2022
Lexington, NC	1	—	628	3,351	—	40	628	3,391	4,019	(168)	2022
Liberty, NC	1	—	770	2,463	—	32	770	2,495	3,265	(146)	2022
Lima, OH	1	—	823	2,363	—	31	823	2,394	3,217	(137)	2022
Lincolnwood, IL	1	—	2,020	4,413	—	—	2,020	4,413	6,433	(239)	2022
Locust, NC	1	—	2,134	338	—	25	2,134	363	2,497	(136)	2022
McAllen, TX	1	—	778	2,279	—	—	778	2,279	3,057	(137)	2022
McComb, OH	1	—	644	2,227	—	28	644	2,255	2,899	(109)	2022
Mesquite, TX	1	—	3,207	8,040	—	113	3,207	8,153	11,360	(451)	2022
Midway, AR	1	—	838	365	—	12	838	377	1,215	(65)	2022
Montgomery, AL	1	—	616	1,458	—	—	616	1,458	2,074	(138)	2022
Morrisville, NC	1	—	2,490	1,943	—	—	2,490	1,943	4,433	(162)	2022
Mount Arlington, NJ	1	—	1,296	2,268	—	—	1,296	2,268	3,564	(189)	2022
Mount Laurel, NJ	1	—	1,596	1,823	—	—	1,596	1,823	3,419	(245)	2022
Mountain Home, AR	3	—	2,233	1,495	—	38	2,233	1,533	3,766	(201)	2022

	Murfreesboro, TN	1	—	2,127	1,689	—	—	2,127	1,689	3,816	(161)	2022
	Nampa, ID	1	—	422	4,481	—	—	422	4,481	4,903	(220)	2022
	Naples, FL	1	—	2,308	1,611	—	—	2,308	1,611	3,919	(173)	2022
	Newnan, GA	1	—	1,610	1,200	—	—	1,610	1,200	2,810	(150)	2022
	Oakboro, NC	1	—	564	1,342	—	18	564	1,360	1,924	(87)	2022
	Oxford, AL	1	—	1,716	1,814	—	—	1,716	1,814	3,530	(172)	2022
	Palm Bay, FL	2	—	1,880	8,140	—	—	1,880	8,140	10,020	(373)	2022
	Patterson, CA	1	—	2,408	7,031	—	—	2,408	7,031	9,439	(151)	2023
	Paulding, OH	1	—	691	1,331	—	20	691	1,351	2,042	(89)	2022
	Pigeon Forge, TN	1	—	4,744	1,339	—	—	4,744	1,339	6,083	(181)	2022
	Pleasanton, TX	1	—	448	4,569	—	—	448	4,569	5,017	(217)	2022
	Prospect Heights, IL	1	—	1,119	5,278	—	—	1,119	5,278	6,397	(263)	2022
	Ramseur, NC	1	—	1,112	1,128	—	23	1,112	1,151	2,263	(128)	2022
	Randleman, NC	1	—	529	1,825	—	23	529	1,848	2,377	(102)	2022
	Richmond, VA	1	—	1,112	2,083	—	—	1,112	2,083	3,195	(166)	2022
	Robbins, NC	1	—	664	2,236	—	29	664	2,265	2,929	(114)	2022
	Rockingham, NC	1	—	2,637	3,426	—	60	2,637	3,486	6,123	(260)	2022
	Round Rock, TX	1	—	2,528	1,426	—	—	2,528	1,426	3,954	(154)	2022
	Ruston, LA	1	—	1,107	773	—	19	1,107	792	1,899	(92)	2022
	Sacramento, CA	1	—	3,194	4,084	—	—	3,194	4,084	7,278	(151)	2023
	Salem, OR	1	—	976	3,733	—	—	976	3,733	4,709	(213)	2022
	San Antonio, TX	2	—	4,258	4,651	—	—	4,258	4,651	8,909	(334)	2022
	San Marcos, TX	1	—	821	3,489	—	—	821	3,489	4,310	(151)	2022
	Seagrove, NC	1	—	2,016	913	—	29	2,016	942	2,958	(159)	2022
	Southaven, MS	1	—	1,317	3,115	—	—	1,317	3,115	4,432	(177)	2022
	Springdale, AR	1	—	1,307	2,926	—	—	1,307	2,926	4,233	(191)	2022
	Star, NC	1	—	498	1,379	—	19	498	1,398	1,896	(75)	2022
	Sterling, CO	1	—	1,181	3,833	—	—	1,181	3,833	5,014	(216)	2022
	Tehachapi, CA	1	—	1,942	8,258	—	—	1,942	8,258	10,200	(141)	2023
	Texarkana, TX	1	—	1,088	3,220	—	—	1,088	3,220	4,308	(182)	2022
	Thomasville, NC	2	—	1,127	4,622	—	58	1,127	4,680	5,807	(269)	2022
	Titusville, FL	1	—	1,518	960	—	—	1,518	960	2,478	(165)	2022
	Troy, NC	3	—	1,991	3,573	—	56	1,991	3,629	5,620	(266)	2022
	Tucson, AZ	1	—	1,357	4,565	—	—	1,357	4,565	5,922	(248)	2022
	Turlock, CA	1	—	2,748	3,848	—	—	2,748	3,848	6,596	(109)	2023
	Waite Park, MN	1	—	988	4,029	—	—	988	4,029	5,017	(207)	2022
	Welcome, NC	1	—	828	1,275	—	20	828	1,295	2,123	(95)	2022
	Wilmington, NC	1	—	1,513	1,232	—	—	1,513	1,232	2,745	(153)	2022
	Winston-Salem, NC	1	—	572	1,217	—	18	572	1,235	1,807	(78)	2022
	Wynne, AR	1	—	957	298	—	13	957	311	1,268	(93)	2022
	Wyoming, MI	1	—	621	3,376	—	—	621	3,376	3,997	(175)	2022
Total Retail Properties:		148	—	207,266	418,510	—	1,678	207,266	420,188	627,454	(24,226)

Portfolio Total		182	$546,005	422,577	1,241,810	77,359	1,048,557	499,936	2,290,367	2,790,303	(74,471)

The aggregate cost basis of real estate owned as of December 31, 2023 for federal income tax purposes was approximately $2,097,821 (unaudited).
(1) Refer to Note 2 – Summary of Significant Accounting Policies for details of depreciable lives.
(2) Costs capitalized subsequent to acquisition include the impact of foreign exchange translation and construction in process.

December 31, 2023
Real Estate:
Balance at beginning of period	$2,264,677
Additions during period:
Land and land improvements	177,145
Buildings	348,481
Balance at the end of the year	$2,790,303

Accumulated Depreciation:
Balance at the beginning of year	$(9,003)
Accumulated depreciation	(65,468)
Balance at the end of the year	$(74,471)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Blue Owl Real Estate Net Lease Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying combined statements of revenues and certain operating expenses of Blue Owl Real Estate Capital Fund IV and V Acquired Predecessor Portfolio for the period from January 1, 2022 through date of acquisition by Blue Owl Real Estate Net Lease Trust and the year ended December 31, 2021 (the Predecessor), and the related notes (collectively, the combined financial statements). In our opinion, the combined financial statements present fairly, in all material respects, the revenues and certain operating expenses described in Note 2 of the combined financial statements for the period from January 1, 2022 through acquisition and the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis of Presentation

The accompanying combined financial statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in the annual report on Form 10-K of Blue Owl Real Estate Net Lease Trust as described in Note 2 and are not intended to be a complete presentation of the Predecessors’ revenues and expenses. Our opinion is not modified with respect to this matter.

Basis for Opinion

These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2022.

Chicago, Illinois

April 5, 2023

Blue Owl Real Estate Capital Fund IV and V Acquired Predecessor Portfolio
Combined Statements of Revenues and Certain Operating Expenses
(in thousands)

	From January 1, 2022 through Acquisition	Year Ended December 31, 2021
Revenues
Rental revenue	$35,729	$43,445
Other revenue	—	7
Total revenues	35,729	43,452

Certain operating expenses
Rental property operating	27	38
General and administrative	18	14
Total certain operating expenses	45	52
Revenues in excess of certain operating expenses	$35,684	$43,400
See accompanying notes to the combined statements of revenues and certain operating expenses.

Blue Owl Real Estate Capital Fund IV and V Acquired Predecessor Portfolio
Notes to Combined Statements of Revenues and Certain Operating Expenses
1.    Organization
Blue Owl Real Estate Net Lease Trust (“we”, “us”, “our”, “ORENT”, and the “Company”) was formed on April 4, 2022 (“Inception”) and is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP, a Delaware limited partnership (the “NLT OP”, or “Operating Partnership”), formed on May 16, 2022, to acquire and hold triple net lease properties and other assets. The initial acquisitions by NLT OP include the properties contributed by Blue Owl Real Estate Capital Fund IV, LP (f/k/a Oak Street Real Estate Capital Fund IV, LP) (“Fund IV”) and Blue Owl Real Estate Capital Fund V (f/k/a Oak Street Real Estate Capital Fund V) (“Fund V”) (and together, the “Blue Owl Real Estate Capital Fund IV and V Acquired Predecessor Portfolio” or the “Predecessor”), which were acquired by NLT on various dates throughout 2022 (the “Acquisition”).
Fund IV began operations as a Delaware limited partnership on February 28, 2017. Fund V began operations as a Delaware limited partnership on January 2, 2020. Fund V is comprised of Blue Owl Real Estate Capital Fund V, LP (f/k/a Oak Street Real Estate Capital Fund V, LP) and its subsidiaries and Blue Owl Real Estate Capital Fund V (A), LP (f/k/a Oak Street Real Estate Capital Fund V (A), LP) and its subsidiaries. Fund IV and Fund V, and their related subsidiaries, are principally engaged in acquiring, owning, and leasing single-tenant, freestanding triple-net leased operating properties.
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
The following table sets forth the acquisition dates, number of properties and total rentable square feet of GLA (unaudited) of the Predecessor properties as of the date of acquisition by ORENT:

Tenant Type	Predecessor Acquisition Date	Date of Acquisition by ORENT	Number of Properties	Total Rentable Square Feet of GLA (in thousands)
Industrial	1/30/2018(1)	9/2/2022	1	1,175
Retail	7/29/2020(1)	9/2/2022	13	133
Retail	8/4/2020(1)	9/2/2022	40	404
Retail	10/20/2020(2)	9/1/2022	17	247
Manufacturing	10/26/2020(2)	11/2/2022	1	1,572
Flex	12/21/2020(2)	9/1/2022	1	12
Retail	1/20/2021(2)	9/1/2022	13	194
Retail	6/30/2021(2)	9/1/2022	8	22
Retail	7/15/2021(2)	9/1/2022	9	33
Retail	7/22/2021(2)	9/1/2022	27	94
Retail	9/2/2021(2)	9/1/2022	6	26
Retail	9/17/2021(2)	9/1/2022	5	62
Total			141	3,974
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
4.     Minimum Future Rental Revenues
The future minimum base rental income to be received under non-cancelable tenant operating leases at December 31, 2022 is summarized as follows (in thousands):

Future Minimum Rents
2023	$47,264
2024	47,788
2025	48,364
2026	49,317
2027	49,882
Thereafter	557,556
Total	$800,171
Since lease renewal periods are exercisable at the option of the tenant, at future market rental rates, the above amounts do not assume renewals as part of the future minimum base rental payments due during initial lease terms.

The Predecessor is subject to the usual business risks associated with the collection of the above scheduled rents. For the period presented, the Predecessor did not incur any bad debt expense or receive any termination fee income. There were no delinquent rental obligations.
5.     Tenant Concentrations
The Predecessor typically leases its operating properties to corporate tenants under master leases that are associated with multiple operating properties, which creates rental income concentrations within the Predecessor. For the period January 1, 2022 through Acquisition, and the year ended December 31, 2021, four tenants represented approximately 83.3% and 88.1%, respectively, of the Predecessor’s rental revenues. If any tenant were to default on its lease, future rental revenues of the Predecessor could be adversely impacted.
6.    Risks, Commitments and Contingencies
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
Debt – The Predecessor has entered into debt agreements with a third party-lender, which are collateralized by the properties and is subject to debt covenants. As of December 31, 2021 and the date of Acquisition the Predecessor was in compliance with its debt covenants.
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
7.    Subsequent Events
In preparing the Statements, the Company has evaluated events and transactions occurring through the date the Statement was available to be issued, and management did not identify any subsequent events requiring additional disclosure. Please see the accompanying notes to the consolidated financial statements of ORENT included in this Form 10-K for subsequent events related to the Company.