Form 10-Q
period 2024-03-31
Blue Owl Real Estate Net Lease Trust
filed 2024-05-09
CIK 1944366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, the issuer had the following shares outstanding: 133,716,757 Class S shares, — Class N shares, 602,912 Class D shares, and 153,454,684 Class I shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof, although not all forward-looking statements include these words. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations with respect to positioning, including the impact of macroeconomic trends and market forces, future operations, repurchases, acquisitions, future performance, and statements with respect to acquisitions. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. These risks, uncertainties and other factors include, without limitation:
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
• the tax status of the assets in which we may invest;
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
•limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or to maintain our qualification as a real estate investment trust, for U.S. federal income tax purposes;
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
•the purchase and repurchase prices for our shares are generally based on our prior month’s net asset value and are not based on any public trading market. While there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day; and
•future changes in laws or regulations and conditions in our operating areas.
For more information regarding these and other risks and uncertainties that we face, refer to Part I. Item 1A “Risk Factors” in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2024 and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$2,682,106	$2,715,832
Investments in unconsolidated real estate affiliates (includes $1,527,034 and $699,570 reported at fair value as of March 31, 2024 and December 31, 2023, respectively)	1,533,116	705,628
Investment in leases – Financing receivables, net	570,466	562,690
Investments in real estate debt	82,204	87,209
Intangible assets, net	133,087	136,530
Cash and cash equivalents	55,135	59,087
Restricted cash	72,634	77,583
Other assets	68,216	49,209
Total assets	$5,196,964	$4,393,768

Liabilities and Equity
Mortgage notes and credit facilities, net	$1,973,481	$1,859,588
Affiliate line of credit	200,000	200,000
Due to affiliates	89,778	71,750
Other borrowings	153,394	—
Accounts payable and accrued expenses	86,128	81,499
Other liabilities	48,079	47,071
Total liabilities	2,550,860	2,259,908

Redeemable non-controlling interests	18,265	17,976
Redeemable common shares	49,500	38,418

Equity
Common shares — Class S, $0.01 par value per share, 117,157,624 and 92,068,163 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,172	921
Common shares — Class D, $0.01 par value per share, 301,228 and 4,488,818 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3	45
Common shares — Class I, $0.01 par value per share, 133,100,327 and 101,651,731 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,331	1,016
Additional paid-in capital	2,461,018	1,948,355
Accumulated deficit and cumulative distributions	(157,716)	(132,638)
Accumulated other comprehensive income	16,087	3,052
Total Shareholders' Equity	2,321,895	1,820,751
Non-controlling interests	256,444	256,715
Total equity	2,578,339	2,077,466
Total liabilities and equity	$5,196,964	$4,393,768
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	March 31, 2024	March 31, 2023
Revenues
Rental revenue	$50,954	$46,041
Income from Investment in leases - Financing receivables	14,534	13,669
Total revenues	65,488	59,710

Expenses
Rental property operating	6,087	7,289
General and administrative	3,980	3,308
Management fee	8,481	4,072
Performance participation allocation	6,829	—
Depreciation and amortization	23,037	13,108
Total expenses	48,414	27,777

Other income (expense)
Income from unconsolidated real estate affiliates	33,300	3,594
Interest expense	(37,265)	(24,126)
Interest income	3,245	1,889
Other expense, net	(236)	(5)
Total other expense, net	(956)	(18,648)
Net income before income taxes	$16,118	$13,285
Income tax expense	304	—
Net income	15,814	13,285
Net income attributable to non-controlling interests	(1,683)	(2,975)
Net income attributable to ORENT shareholders	$14,131	$10,310
Net income per common share – basic	$0.06	$0.11
Net income per common share – diluted	$0.06	$0.10
Weighted-average common shares outstanding, basic	237,219,985	98,086,696
Weighted-average common shares outstanding, diluted	265,957,560	127,139,959

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Three months ended
	March 31, 2024	March 31, 2023
Net income	$15,814	$13,285
Other comprehensive income (loss):
Change in unrealized gain (loss) on derivative instruments	21,412	(10,990)
Change in unrealized gain on AFS investments in real estate debt	234	—
Foreign currency translation adjustment	(7,046)	3,640
Other comprehensive income (loss)	14,600	(7,350)
Comprehensive income	30,414	5,935
Comprehensive income attributable to non-controlling interests	(3,247)	(1,369)
Comprehensive income attributable to ORENT shareholders	$27,167	$4,566
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class S Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$921	$45	$1,016	$1,948,355	$3,052	$(132,638)	$1,820,751	$256,715	$2,077,466
Common shares issued	251	5	268	531,896	—	—	532,420	—	532,420
Offering costs	—	—	—	(14,080)	—	—	(14,080)	—	(14,080)
Distribution reinvestment	8	—	9	17,293	—	—	17,310	—	17,310
Common share repurchases	(8)	—	(8)	(16,871)	—	—	(16,887)	—	(16,887)
Converted common shares	—	(47)	46	1	—	—	—	—	—
Amortization of restricted share grants	—	—	—	(334)	—	—	(334)	—	(334)
Net income (Net income of $103 allocated to redeemable NCI)	—	—	—	—	—	14,131	14,131	1,579	15,710
Other comprehensive income (Other comprehensive income of $95 allocated to redeemable NCI)	—	—	—	—	13,035	—	13,035	1,469	14,504
Distributions declared on common shares ($0.1749 gross per share)	—	—	—	—	—	(39,209)	(39,209)	—	(39,209)
Redeemable common share measurement adjustment	—	—	—	(15)	—	—	(15)	—	(15)
Contributions from non-controlling interests	—	—	—	—	—	—	—	38	38
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	(8,147)	(8,147)
Redeemable non-controlling interests measurement adjustment	—	—	—	(125)	—	—	(125)	—	(125)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	(5,102)	—	—	(5,102)	4,790	(312)
Balance at March 31, 2024	$1,172	$3	$1,331	$2,461,018	$16,087	$(157,716)	$2,321,895	$256,444	$2,578,339

	Par Value
	Class S Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$434	$14	$317	$744,852	$3,678	$(13,212)	$736,083	$293,567	$1,029,650
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	(5,162)	(5,162)	(1,995)	(7,157)
Common shares issued	116	13	176	310,979	—	—	311,284	—	311,284
Offering costs	—	—	—	(9,595)	—	—	(9,595)	—	(9,595)
Distribution reinvestment	3	—	2	6,475	—	—	6,480	—	6,480
Common share repurchases	(2)	—	—	(2,140)	—	—	(2,142)	—	(2,142)
Amortization of restricted share grants	—	—	—	37	—	—	37	—	37
Net income (Net loss of $36 allocated to redeemable NCI)	—	—	—	—	—	10,310	10,310	2,939	13,249
Other comprehensive income	—	—	—	—	(5,745)	—	(5,745)	(1,604)	(7,349)
Distributions declared on common shares ($0.1750 gross per share)	—	—	—	—	—	(16,079)	(16,079)	—	(16,079)
Redeemable common share measurement adjustment	—	—	—	3	—	—	3	—	3
Contributions from non-controlling interests	—	—	—	—	—	—	—	29	29
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	(25,917)	(25,917)
Redeemable non-controlling interests measurement adjustment	—	—	—	(15)	—	—	(15)	—	(15)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	(2,567)	—	—	(2,567)	2,530	(37)
Balance at March 31, 2023	$551	$27	$495	$1,048,029	$(2,067)	$(24,143)	$1,022,892	$269,549	$1,292,441
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Cash Flows
(in thousands, except per share data)

	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$15,814	$13,285

Adjustments to reconcile net income to cash provided by operating activities:
Management fee	8,481	4,072
Performance participation allocation	6,829	—
Depreciation and amortization	23,037	13,108
Amortization of tenant lease inducement	409	—
Straight-line rent adjustment	(5,112)	(4,162)
Accretion of tenant loan receivable	(3,636)	(2,460)
Amortization of below-market lease intangibles	(61)	(35)
Amortization of deferred financing costs	1,140	3,130
Income from unconsolidated real estate affiliates	(33,300)	(3,594)
Lease right of use asset amortization	164	164
Amortization of off-market caps	2,191	—
Amortization of mortgage note premium/discount	—	159
Amortization of restricted shares	113	84
Distribution of earnings from unconsolidated real estate affiliates	16,670	1,073
Non-cash interest expense on affiliate line of credit	3,558	4,076
Provision for CECL	(1,018)	(72)
Other	(21)	(12)
Change in assets and liabilities:
(Increase) decrease in other assets	(542)	7,695
Decrease in due to affiliates	(3,853)	(1,290)
Increase in accounts payable and accrued expenses	3,156	10,981
Increase in other liabilities	2,885	751
Net cash provided by operating activities	$36,904	$46,953

Cash flows from investing activities:
Acquisitions of real estate	—	(234,027)
Capital improvements to real estate	(2,717)	(39,855)
Investment in leases - financing receivable	(3,122)	—

Sale of investments in real estate debt	5,087	23,766
Investment in unconsolidated real estate affiliates	(525,575)	(212,847)
Investment in interest rate swap	—	1,894
Cash flows from off-market interest rate swaps and caps	2,544	—
Net cash used in investing activities	$(523,783)	$(461,069)

Cash flows from financing activities:
Proceeds from issuance of common shares	532,420	311,284
Payment of distributions to common shareholders	(18,942)	(7,808)
Proceeds from issuance of non-controlling interests	39	—
Payment of distributions to non-controlling interests	(4,992)	(4,988)
Repurchase of common share	(16,887)	(569)
Redemption of non-controlling interests	(3,513)	(20,958)
Proceeds from DST Program	4,523	—
Borrowings of term loan credit facility	—	20,000
Borrowings under revolving credit facility	300,273	104,542
Repayment of revolving credit facility	(40,196)	(27,500)
Borrowings under mortgage notes	—	44,654
Repayment of mortgage notes	(139,461)	—
Repayment of other borrowings	(134,150)	—
Payment of deferred financing costs	(989)	(650)
Net cash provided by financing activities	$478,125	$418,007
Net change in cash and cash equivalents and restricted cash	(8,754)	3,891
Cash and cash equivalents and restricted cash, beginning of period	136,669	133,578
Effects of currency translation on cash, cash equivalents, and restricted cash	(146)	(295)
Cash and cash equivalents and restricted cash, end of period	$127,769	$137,174

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet
Cash and cash equivalents	$55,135	$36,898
Restricted cash	72,634	100,276
Total cash and cash equivalents and restricted cash	$127,769	$137,174

Supplemental disclosures:
Interest paid	$20,388	$28,451
Accrued unpaid amounts for capital improvements to real estate	$1,797	$4,861
Accrued unpaid amounts for other intangible assets	$28,027	$—

Non-cash investing and financing activities:
Assumption of other borrowings in conjunction with investments in unconsolidated real estate affiliates	$287,444	$—
Issuance of redeemable Class I Shares as interest payment for the affiliate line of credit	$3,603	$3,805
Issuance of redeemable Class I Shares as settlement of the management fee	$7,463	$7,096
Redeemable non-controlling interest issued as settlement of performance participation allocation	$—	$2,504
Allocation to redeemable non-controlling interest	$125	$15
Allocation to redeemable common shares	$15	$(3)
Distribution reinvestment	$17,293	$6,480
Accrued distributions for common shareholders	$14,057	$1,791
Accrued distributions for non-controlling interests	$1,674	$1,623
Accrued shareholder servicing fees	$63,005	$7,308
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands)
1.    Organization and Nature of the Business
Blue Owl Real Estate Net Lease Trust (“we”, “us”, “our”, “ORENT”, and the “Company”) invests primarily in a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors across the United States and Canada. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP, a Delaware limited partnership (the “NLT OP” or “Operating Partnership”). Substantially all of the Company’s business is conducted through the NLT OP. As of March 31, 2024, ORENT owns 89.9% of the NLT OP. The Company and the NLT OP are externally managed by an adviser, Blue Owl Real Estate Capital LLC (“Blue Owl Real Estate” or “Adviser”), a subsidiary of Blue Owl Capital Inc. (“Blue Owl”). The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and the Company’s board of trustees (the “Board”). The Company was formed under the name Oak Street Net Lease Trust on April 4, 2022 (“Inception”) as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl on August 9, 2022. On July 6, 2023, the Company changed its legal name from Oak Street Net Lease Trust (the “Name Change”) and changed its resident agent and principal office in the State of Maryland (the “Agent Change”) pursuant to a certificate of amendment to its Certificate of Trust filed with the State Department of Assessments and Taxation of the State of Maryland on July 3, 2023. The Company also amended and restated its Declaration of Trust and its bylaws on July 6, 2023 to reflect the Name Change and the Agent Change. In addition, on July 6, 2023, the NLT OP changed its legal name from OakTrust Operating Partnership L.P. and the Adviser changed its legal name from Oak Street Real Estate Capital, LLC.
The Company operates in a manner to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As a REIT, the Company is entitled to a tax deduction for some or all of the dividends paid to shareholders. Accordingly, the Company generally will not be subject to federal income taxes as long as it currently distributes to shareholders an amount equal to or in excess of the Company’s taxable income. If the Company fails to operate in a manner to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates.
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
As of March 31, 2024, the Company owned 182 investments in real estate and 17 investments in real estate leases, including industrial, retail, and office properties. Additionally, the Company holds interest in three joint ventures that are included in investments in unconsolidated real estate affiliates, one of which is STORE Capital LLC (“STORE”). STORE owns 3,224 properties which are leased to 623 tenants on a triple-net lease basis. As of March 31, 2024, the Company holds a 16.0% ownership interest in STORE. The Company’s investment in STORE qualifies as a significant investment under SEC Regulation S-X 10-01(b) (refer to Note 4 - Investments in Unconsolidated Real Estate Affiliates). The Company also holds investments in real estate debt which consist of securities and loans (refer to Note 5 - Investments in Real Estate Debt).
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
As of March 31, 2024, the Company has raised proceeds of $18,319 from its DST program. See Note 6 - DST Program for additional information.
2.    Summary of Significant Accounting Policies and Estimates
The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”). The Condensed Consolidated Financial Statements include the accounts of the Company, the Company’s subsidiaries, and investments in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2024.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Global macroeconomic conditions including the persistence of elevated inflation and interest rates, in conjunction with geopolitical uncertainty, including the ongoing hostilities between Russia and Ukraine, as well as the conflict and escalating tensions in the Middle East, continue to weigh on industry deal activity, and may have a negative impact on the Company and its investors.
The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable based on the information available as of March 31, 2024. However, uncertainty over the current global macroeconomic environment and its impact on the Company’s operations may cause actual results to differ materially from those estimates.
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
Distributions received from equity method investments are classified using the nature of distributions approach. Distributions received are classified based on the nature of the activity or activities that generated the distributions as a return on the investment, which are classified as (i) cash inflows from operating activities, or (ii) a return of investment, which are classified as cash inflows from investing activities. Transaction costs associated with the equity method investments are expensed as incurred. Investments made, including the transaction costs, for equity method investments are classified as cash outflows from investing activities in the Condensed Consolidated Statement of Cash Flows.
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
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Due to inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.
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
Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt and FVO equity method investments are reported at fair value. As of March 31, 2024, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as a commercial real estate loan. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its pro rata share of the investments’ equity at fair value. The investments’ underlying real estate holdings and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying real estate holdings is generally determined using the income capitalization valuation method. As of March 31, 2024, the weighted average capitalization rate utilized was 7.3%. The fair value of the underlying debt is determined by discounting the future contractual cash flows to the present value using current market interest rates. As of March 31, 2024, the weighted average interest rate utilized was 6.8%.

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
The following table details the Company’s assets measured at fair value on a recurring basis:

	March 31, 2024			December 31, 2023
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investments in unconsolidated real estate affiliates	$—	$1,527,034	$1,527,034	$—	$699,570	$699,570
Investments in real estate debt	30,388	51,816	82,204	30,974	56,235	87,209
Interest rate hedging derivatives	21,232	—	21,232	6,945	—	6,945
Foreign currency hedging derivatives	3,920	—	3,920	5,065	—	5,065
Total	$55,540	$1,578,850	$1,634,390	$42,984	$755,805	$798,789

Liabilities:
Interest rate hedging derivatives	1,559	$—	1,559	$4,651	$—	$4,651
Foreign currency hedging derivatives	5,074	—	5,074	6,820	—	6,820
DST financing obligation	—	18,378	18,378	—	13,694	13,694
Total	$6,633	$18,378	$25,011	$11,471	$13,694	$25,165
The Company has a secured borrowing related to a security included within Investment in real estate debt, which is stated at cost in Other liabilities and approximates fair value.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Investments in real estate debt	Investments in unconsolidated real estate affiliates	Total Assets	DST Financing Obligation
Balance as of December 31, 2023	$56,235	$699,570	$755,805	$13,694
Purchases	—	813,419	813,419	—
Sales	(4,419)	—	(4,419)	—
Distributions received	—	(19,113)	(19,113)	—
DST Program proceeds	—	—	—	4,510
Included in net income
Loss on fair value of DST financing obligation	—	—	—	174
Income from unconsolidated real estate affiliates measured at fair value	—	33,158	33,158	—
Balance as of March 31, 2024	$51,816	$1,527,034	$1,578,850	$18,378
The commercial real estate loan is categorized in Level 3 of the fair value hierarchy. As of March 31, 2024, the change in value of the investment is immaterial.
Valuation of assets measured at fair value on a nonrecurring basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore such assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter and when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. The Company did not recognize any impairment during the three months ended March 31, 2024 and March 31, 2023.
Valuation of liabilities not measured at fair value
As of March 31, 2024 and December 31, 2023, the fair value of the Company’s unsecured term loan credit facility, unsecured revolving credit facility, and mortgages payable was $2,379 and $2,666 below carrying value, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 8 – Debt.
Allowance for credit losses
The allowance for credit losses, which is recorded as a reduction to Investment in leases - financing receivables, net on our Condensed Consolidated Balance Sheet was measured, considering the Company’s ownership of the leased asset given the nature of failed sale leaseback transactions and sales type leases accounted for as financing receivables, using a probability of default method based on the lessee’s respective credit ratings, the expected value related to releasing underlying assets or collateral, our historical loss experiences, and other factors related to other sales leasebacks accounted for as financing receivables. Included in our model are factors that incorporate forward-looking information. Changes in the allowance for credit losses are subsequently included in the Company’s Condensed Consolidated Statements of Operations within General and administrative expenses. As of March 31, 2024 and December 31, 2023, the Company has recorded an allowance for credit losses of $15,620 and $16,638, respectively.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 are meant to improve reportable segment disclosure requirements through enhanced disclosures in order to enable investors to better understand an entity’s overall performance and better assess the entity’s future cash flows. The enhanced disclosures include the disclosure of significant segment expenses, as well as the expansion of interim disclosure requirements to require nearly all of the annual segment disclosures. Significant segment expenses are those that are significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker (the “CODM”), and included in the reported measure of segment profit or loss. The ASU is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The ASU should be adopted on a retrospective basis unless it is impracticable to do so. Early adoption is permitted, including in an interim period. The Company is currently assessing the impact of adopting the standard on the Company's financial statement disclosures.

3.    Investments in Real Estate, net
Investments in real estate, net consisted of the following:

	March 31, 2024	December 31, 2023
Buildings	$2,278,803	$2,290,367
Land and land improvements	498,451	499,936
Total	2,777,254	2,790,303
Accumulated depreciation	(95,148)	(74,471)
Investments in real estate, net	$2,682,106	$2,715,832
No construction in progress was placed into service during three months ended March 31, 2024. During the three months ended March 31, 2023, $147,794 of construction in progress was placed into service, including $138,693 of buildings and $9,101 of land improvements.
The total rentable square feet of gross leasable area (“GLA”) of the Company was 15,296 and 14,266 thousand square feet as of March 31, 2024 and March 31, 2023, respectively, of which approximately 100% was leased.
Acquisitions
The Company did not acquire any properties during the three months ended March 31, 2024. The following table sets forth the acquisition values, number of properties and total rentable square feet of GLA of the Company for the three months ended March 31, 2023. For acquisitions not denominated in USD, the amounts have been presented in USD at the prevailing foreign exchange rate on the acquisition date:

	Three Months Ended March 31, 2023
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Industrial	$248,979	4	3,155
The following table details the purchase price allocation for the properties acquired during the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Buildings	$206,568
Land and land improvements	42,411
Net Purchase Price	$248,979
Tenant Bankruptcy
In March 2023, a tenant, Mountain Express, filed for Chapter 11 bankruptcy protection. The leases were terminated by the presiding bankruptcy court in August 2023. As of March 31, 2024, all 55 assets had been re-leased to new tenants and the leases had commenced.
4.    Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties. As of March 31, 2024 and December 31, 2023, investments in unconsolidated real estate affiliates were $1,533,116 and $705,628, respectively.
STORE
On February 3, 2023, the Company made an indirect investment through Ivory OSREC OS Aggregator LLC (“OS Aggregator”) in STORE, a publicly traded REIT invested in net-lease real estate, in an all-cash, take-private transaction. The Company has elected to account for the investment using the FVO under ASC 825.

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
On February 6, 2024, subsidiaries of the Company entered into promissory notes with SuNNNy Days, LLC, an affiliate of GIC, to borrow $287,844 (the “FIPA Loan”) in exchange for assignment of ownership of the remaining units OS Aggregator was required to purchase under the FIPA. Such assignment resulted in OS Aggregator reaching an indirect 25% membership interest in STORE, and meeting the obligations of the FIPA. The FIPA Loan has an interest rate of 9.0% and a term of 18 months, with a maturity date of August 1, 2025. In March 2024, the Company repaid $134,450 of the FIPA Loan through the use of proceeds from the issuance of common shares. The remaining outstanding balance of $153,394 is included within Other borrowings in the Company’s Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2024, the Company made incremental investments in OS Aggregator under the terms of the FIPA of $488,075, excluding the investments made using proceeds from the FIPA loan. During the three months ended March 31, 2024, the Company contributed an additional $37,500 to fund capital calls initiated by STORE to OS Aggregator. Additionally, OS Aggregator made distributions of $35,325 for the three months ended March 31, 2024, of which the Company received $18,514.
As of March 31, 2024, the Company owns a 63.8% interest in OS Aggregator. The initial and incremental investments made by the Company and affiliates of the Company in OS Aggregator were $2,350,407, representing 25.0% ownership percentage of interest in STORE. As of March 31, 2024, the fair value of the Company’s investment in STORE was $1,502,886, representing a 16.0% ownership percentage of interest in STORE.
The Company has determined that STORE is considered a significant subsidiary under SEC Regulation S-X Rule 10-01(b) as of March 31, 2024.
The following table provides summarized income statement information of STORE for the three months ended March 31, 2024 and March 31, 2023 (amounts in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Total revenue	$269,859	$163,832
Net income	$178,743	$102,697
The following table details the Company’s investments in unconsolidated real estate affiliates:

		Carrying Amount of Investment		ORENT's Share of Unconsolidated Entities' Income
Investment	Ownership Percentage	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
STORE Capital LLC (1)	16.0%	$1,502,886	$675,944	$32,037	$3,679
Blue Owl NL Opportunity Credit REIT E LLC ("Fleet Farm JV") (2)	49.1%	6,081	6,058	141	(85)
Blue Owl NL Opportunity Credit Holdings REIT LLC ("Tenneco JV") (3)	50.9%	24,149	23,626	1,122	—
Total		$1,533,116	$705,628	$33,300	$3,594
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
(3)    On June 5, 2023, the Company formed Blue Owl NL Opportunity Credit Holdings REIT LLC (“Tenneco JV”), a joint venture which the Company holds a 50.9% ownership in and accounts for under the equity method of accounting. The Company has elected to account for the investment using the FVO under ASC 825. The Company’s initial contribution into the joint venture was $41,738. The joint venture acquired four properties, which are leased on a triple net basis to the tenant. In July 2023, the Company contributed an additional $9,467 into the joint venture. The additional capital contributed pro rata by each partner was used to acquire two additional properties, which are leased on a triple net basis to the tenant. The Company received return of capital distributions of $999 and $30,487 in September and November 2023, respectively, primarily funded by a mortgage loan entered into by wholly owned subsidiaries of the Tenneco JV for its six assets in November 2023.
5.    Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt:

	March 31, 2024
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR+4%	10/3/2034	$30,327	$30,010	$30,388
Commercial real estate loan (3)	14%	7/12/2025	51,816	51,816	51,816
Total investments in real estate debt	10%		$82,143	$81,826	$82,204

	December 31, 2023
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 4%	10/25/2034	$30,995	$30,830	$30,974
Commercial real estate loan (3)	14%	7/12/2025	56,235	56,235	56,235
Total investments in real estate debt	10%		$87,230	$87,065	$87,209
__________________
(1)The term SOFR refers to the relevant floating benchmark rates, one-month SOFR. Fixed rate Commercial real estate loan is reflected as a spread over the relevant floating benchmark rates, for purposes of the weighted-average.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)The borrower for the commercial real estate loan is NLCA Real Estate Holdings, LLC.
The following table details the credit rating of the Company’s investments in real estate debt:

	March 31, 2024			December 31, 2023
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AAA	$5,006	$5,044	6%	$5,176	$5,189	6%
A3	7,008	7,052	9%	7,009	7,026	8%
Baa3	3,008	3,025	4%	3,008	3,014	3%
Ba3	1,868	1,922	2%	2,433	2,479	3%
BBB	5,472	5,494	7%	5,514	5,530	6%
BBB-	5,325	5,428	7%	5,367	5,384	6%
BB	2,323	2,423	3%	2,323	2,352	3%
Private Commercial Real Estate Loan (Unrated)	51,816	51,816	62%	56,235	56,235	65%
Total	$81,826	$82,204	100%	$87,065	$87,209	100%
The following table provides the activity for the real estate-related securities for the three months ended March 31, 2024:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities as of December 31, 2023	$30,830	$144	$30,974
Sale of real estate-related securities	(668)	—	(668)
Realized gain on sale of real estate-related securities	21	—	21
Decrease in accrued interest income	(173)	—	(173)

Unrealized gain on real estate securities	—	234	234
Real estate-related securities as of March 31, 2024	$30,010	$378	$30,388
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
During the three months ended March 31, 2024, the Company raised gross proceeds of $4,523 from its DST Program, including $45 of upfront fees earned at closing. From inception of the DST Program through March 31, 2024, the Company has raised gross proceeds of $18,319 from its DST Program. As a result of the FMV Buyback Option, the sale of DST interests is offset by a financing obligation liability. The Company has elected to account for the DST financing obligation using the fair value option, and as such, the liability is remeasured at fair value on a recurring basis. The DST financing obligation was $18,378 and $13,659 as of March 31, 2024 and December 31, 2023, respectively, and is included within Other liabilities on the Condensed Consolidated Balance Sheets. The fair value loss for the three months ended March 31, 2024 was $241 and is included in Other income, net on the Condensed Consolidated Statement of Operations. The upfront fees earned at closing are included within Other income, net on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2024.
7.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following:

		March 31, 2024			December 31, 2023
	Weighted Average Life (Years)	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net
Intangible lease assets
In-place lease intangibles	13.8	$94,308	$(10,328)	$83,980	$94,600	$(8,551)	$86,049
Other lease intangibles	17.9	52,069	(2,962)	49,107	52,693	(2,212)	50,481
Total intangible lease assets	15.2	$146,377	$(13,290)	$133,087	$147,293	$(10,763)	$136,530
Amortization expense related to the intangible lease assets for the three months ended March 31, 2024 was $2,556, of which $2,147 and $409 is included in Depreciation and amortization and Rental revenue, respectively within the Condensed Consolidated Statement of Operations. The amount included in rental revenue is related to tenant inducements and is a reduction to revenue. Amortization expense related to the intangible lease assets for three months ended March 31,

2023 was $2,044 and is included in Depreciation and amortization within the Condensed Consolidated Statement of Operations.
The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of March 31, 2024 is as follows:

	In-Place Tenant Lease Intangible Assets	Other Lease Intangibles
2024 (remaining)	$5,379	$2,290
2025	7,172	3,054
2026	7,172	3,054
2027	7,172	3,054
2028	7,172	3,054
2029	7,172	3,054
Thereafter	42,741	31,547
Total	$83,980	$49,107
As of March 31, 2024 and December 31, 2023, the gross carrying amount of the Company’s below market lease intangibles was $3,085, with accumulated amortization of $283 and $222, respectively. The below market lease intangibles, net of accumulated amortization, are included in Other liabilities within our Condensed Consolidated Balance Sheet.
8.    Debt
The following table details the mortgage notes, credit facilities and related party note payable of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)(7)	Weighted Average Maturity Date	Maximum Facility Size	March 31, 2024	December 31, 2023
Mortgage notes & credit facilities:
Unsecured term loan credit facility(2)	S + 1.50%	8/11/2027	$1,095,500	$1,095,500	$1,095,500
Unsecured revolving credit facility(3)	S + 1.55%	8/11/2026	569,500	490,214	231,255
Mortgages(4)	S + 2.46%	11/5/2024	N/A	400,011	546,005
Deferred financing costs, net				(12,244)	(13,172)
Total Mortgage notes & credit facility, net:				$1,973,481	$1,859,588

Affiliate line of credit
Affiliate line of credit(5)	S + 1.55%		$250,000	200,000	200,000
Affiliate line of credit, net:				$200,000	$200,000

Other borrowings
Other borrowings(6)	9.00%	8/1/2025	N/A	153,394	—
Other borrowings				$153,394	$—
__________________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), and one-month SONIA as applicable to each loan. As of March 31, 2024, we have outstanding interest rate swaps and interest rate caps that mitigate our exposure to potential future interest rate increases under our floating-rate debt. See further discussion of outstanding interest rate swaps and caps below.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the three months ended March 31, 2024 was 6.95% (unhedged) and 5.30% (hedged). As of March 31, 2024, we have outstanding interest rate swaps with aggregate notional values of $700,000, $250,000 and $145,500 that are structured such that the SOFR rates result in fixed rates of 3.65%, 3.42% and 4.23%, respectively.
(3)The unsecured revolving credit facility bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured revolving credit facility for the three months ended March 31, 2024 was 6.99% (unhedged) and 6.53% (hedged). As of

March 31, 2024, we have an outstanding interest rate swap with an aggregate notional value of $100,000 that is structured such that the SOFR rate results in a fixed rate of 3.67%.
(4)In March 2023, certain of our mortgages were amended to transition certain London interbank offered rate (“LIBOR”)-based rates to certain replacement reference rates. As of March 31, 2024, this reference rate transition has impacted only certain of our mortgages. We have interest rate swaps and caps with an aggregate notional value of $46,712 and $382,870, respectively, as of March 31, 2024, that are structured such that the variable rates result in a fixed rate of 3.74% and a capped rate of 3.00%, respectively.
(5)The affiliate note payable bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the affiliate note payable for the three months ended March 31, 2024 was 7.04%.
(6)Other borrowings is comprised of the FIPA Loan. See Note 4.
(7)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loans credit facilities, and revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and tangible net worth thresholds, among others. As of March 31, 2024, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.
The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of March 31, 2024:

Year	Amount
2024 (remaining)	$553,887
2025	153,394
2026	536,338
2027	1,095,500
2028	—
2029	—
Thereafter	—
Total	$2,339,119
Affiliate Line of Credit
On August 8, 2022, the NLT OP entered into an interest-bearing revolving promissory note with an affiliate, Blue Owl Capital Holdings LP (the “BO Lender”) in the principal amount of up to $250,000. The interest is payable monthly in arrears at the Lender’s election in (i) cash, (ii) Class I units of the NLT OP (using the most recently available net asset value per unit) or (iii) Class I shares of ORENT (using the most recently available net asset value per share). On November 9, 2023, NLT OP amended and restated the loan agreement to set a maturity date of June 30, 2024, to remove the revolving feature from the promissory note, and to allow NLT OP to borrow an additional $50,000 on a delayed draw basis. Any unpaid principal balance and unpaid accrued interest is payable on June 30, 2024.
As of March 31, 2024, $200,000 was outstanding under the affiliate line of credit and had accrued interest expense in the amount of $2,344. The Company intends to repay the amount in full prior to maturity through use of proceeds from the capital raise.
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
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we use interest rate swap and interest rate cap contracts to manage our exposure on the variable rate interest debt. The Company has designated its derivative financial instruments as cash flow hedges as defined under GAAP as of March 31, 2024.
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
The following table details the Company’s outstanding derivatives:

			Notional Amount
Financial Instruments	Number of Instruments	Weighted Average Maturity Date	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps	5	11/19/2027	$1,242,212	$1,242,480
Interest rate caps	2	9/10/2024	382,870	519,000
Derivatives not designated as hedging instruments
Foreign currency forward contracts (1)	3	12/6/2028	131,037	131,037
Foreign currency option contracts (1)	2	11/30/2028	104,370	104,370
Total			$1,860,489	$1,996,887
__________________
(1)The notional amount reflects the balance we expect to settle at the maturity date based on the contractual strike price at trade execution.

The fair value of our derivative financial instruments as well as their classification on our Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023 is detailed below.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2024	December 31, 2023	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives Designated as Hedging Instruments
Interest rate swaps	Other Assets	$17,477	$1,654	Other Liabilities	$(1,559)	$(6,305)
Interest rate caps	Other Assets	3,755	6,945	Other Liabilities	—	—
Total Derivatives Designated as Hedging Instruments		$21,232	$8,599		$(1,559)	$(6,305)

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Other Assets	$188	$—	Other Liabilities	$(5,074)	$(6,820)
Foreign currency option contracts	Other Assets	3,732	5,065		—	—
Total Derivatives Not Designated as Hedging Instruments		$3,920	$5,065		$(5,074)	$(6,820)
The following table details the effect of the Company’s derivative financial instrument on the Condensed Consolidated Statement of Operations during the three months ended March 31, 2024:

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	March 31, 2024		March 31, 2024
Interest rate swap	$25,709	Interest Expense	$5,142
Interest rate caps	3,227	Interest Expense	2,382
Total Derivatives Designated as Hedging Instruments	$28,936		$7,524
The following table details the effect of the Company’s derivative financial instrument on the Condensed Consolidated Statement of Operations during the three months ended March 31, 2023:

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	March 31, 2023		March 31, 2023
Interest rate swap	$(13,219)	Interest Expense	$(2,140)
Interest rate caps	(2,128)	Interest Expense	(2,217)
Total Derivatives Designated as Hedging Instruments	$(15,347)		$(4,357)
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statement of Operations for three months ended March 31, 2024 and March 31, 2023:

	Income Statement Location	Three Months Ended
Derivatives Not Designated as Hedging Instruments		March 31, 2024	March 31, 2023
Foreign currency forward contracts	Other Income	$1,934	$—
Foreign currency option contracts	Other Income	(1,333)	—
Total Derivatives Not Designated as Hedging Instruments		$601	$—
10.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	March 31, 2024	December 31, 2023
Accrued ongoing servicing fees	$63,005	$50,670
Accrued management fee	5,853	4,835
Performance participation allocation	5,370	—
Advanced organization and offering costs	10,778	11,919
Other advanced expenses	2,428	1,937
Accrued interest - affiliate line of credit	2,344	2,389
Total	$89,778	$71,750
Ongoing Servicing Fees
The Company accrues ongoing servicing fees payable to the Dealer Manager, Blue Owl Securities LLC, for ongoing services rendered to shareholders for Class S and Class D shares equal to 0.85% and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The ongoing servicing fees are paid monthly in arrears.
As part of the DST Program, the Company, on behalf of itself as general partner and on behalf of the limited partners of NLT OP, amended the limited partnership agreement of NLT OP to, among other things, issue two new classes of OP units, Class S-1 and Class D-1, to facilitate the issuance of OP Units in exchange for Interests in DSTs in the event NLT OP elects to exercise its FMV Buyback Option and the participation of such OP Units in the Company’s distribution reinvestment plan (the “DRIP”). NLT OP will pay to the Dealer Manager, Blue Owl Securities LLC for ongoing services rendered to shareholders for Class S-1 and Class D-1 shares equal to 0.85% and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The servicing fees will be paid monthly in arrears. Additionally, the DST Sponsor, Blue Owl Real Estate Exchange LLC, a wholly-owned subsidiary of the Company, will pay to the Dealer Manager, a service fee equal to 0.25% per annum of the price per Interest sold, to be paid quarterly in arrears.
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
The management fee may be paid, at the Adviser’s election, in cash, Class I shares or Class I units of our NLT OP. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense. During the three months ended March 31, 2024 and March 31, 2023, the Company incurred management fees of $8,481 and $4,072, respectively.
During the three months ended March 31, 2024 and March 31, 2023, the Company issued 731,585 and 321,425 shares, respectively, to the Adviser as payment for management fees. Management fees of $5,853 and $4,835 were accrued and unpaid as of March 31, 2024 and December 31, 2023, respectively. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the three months ended March 31, 2024, the Adviser did not submit any shares for repurchase.

Additionally, the Company will pay the Adviser a management fee equal to 1.25% of the total consideration received by the Company or its affiliate for selling Interests to third-party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests and any proceeds from any loans secured directly or indirectly by the DST Properties, per annum payable monthly. The Adviser has waived the fee for the initial DST Program offering.
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Investment Advisory Agreement, Blue Owl Oak Trust Carry LLC, a controlled subsidiary of Blue Owl, and Blue Owl Real Estate Net Lease Trust CPV LP, controlled by senior and other officers of Blue Owl (each a “Special Limited Partner”) holds a performance participation interest in NLT OP that entitles it to receive an allocation of NLT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Investment Advisory Agreement. Under NLT OP agreement, the Special Limited Partners are entitled to an allocation from NLT OP equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis and is paid quarterly in NLT OP units, ORENT shares, or cash, at the election of the Special Limited Partners. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partners are only entitled to the performance participation allocation fee provided that the Investment Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in our Condensed Consolidated Statement of Operations. During the three months ended March 31, 2024, the Company recognized $6,829 of performance participation allocation expense in the Company’s Condensed Consolidated Statement of Operations. The Company did not recognize any performance participation allocation expense during the three months ended March 31, 2023.
On February 1, 2023, the Company issued 243,536 units in NLT OP to the Special Limited Partners as payment of performance participation allocation at the NAV per unit as of December 31, 2022. Additionally, on August 1, 2023, the Company issued 788,112 units in NLT OP to the Special Limited Partners as payment of the performance participation allocation at the NAV per unit as of June 30, 2023. On November 1, 2023, the Company issued 559,048 units in NLT OP to the Special Limited Partners as payment of the performance participation allocation at the NAV per unit as of September 30, 2023. As of December 31, 2023, as a result of the issuance of units during 2023 in excess of the final fee measured on a calendar year basis, the Company recorded a receivable due to the Company from the adviser of $1,458, and is included within Other assets in our Condensed Consolidated Balance Sheets.
As of March 31, 2024, and immediately following (i) the issuance of the units and (ii) the record time for the distributions on the Company’s Class I shares, no Class I units in NLT OP were exchanged for Class I shares in the Company. As of March 31, 2024, 4,076 Class I units in NLT OP had been redeemed for cash.
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
Accrued interest - affiliate line of credit
The amount represents the interest accrued as of March 31, 2024 on the interest-bearing revolving promissory note entered into with affiliate, Blue Owl Capital Holdings LP. Refer to Note 8 - Debt.
As of March 31, 2024, ORENT affiliate entities and their employees owned 12,196,670 ORENT Class I shares in an aggregate amount of $123,886, based on the NAV per share/unit as of March 31, 2024.

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
The following table details the components of operating lease income from leases in which the Company is the lessor.

	Three Months Ended
	March 31, 2024	March 31, 2023
Base rent(1)	$40,665	$34,898
Straight-line rental revenue, net(2)	5,112	4,162
Variable lease payments(3)	5,116	6,946
Amortization of above/below market lease intangibles	61	35
Total Rental revenue	$50,954	$46,041
__________________
(1)Base rent consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments.
(3)Consists of reimbursement of common area maintenance (“CAM”) and real estate taxes, and amortization of tenant inducements.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of March 31, 2024.

Year	Future Minimum Rents
2024 (remaining)	$116,967
2025	167,392
2026	170,186
2027	172,689
2028	175,294
2029	175,829
Thereafter	1,613,642
Total	$2,591,999
Lessor – Financing receivables
In accordance with ASC 842, certain of the Company’s sales-type lease contracts are accounted for as failed-sale leaseback transactions and were recorded as an Investment in leases - Financing receivables. During the three months ended March 31, 2024, and March 31, 2023, the Company did not execute any sale-leaseback transactions that were accounted for as failed-sale leasebacks. During the three months ended March 31, 2024, and March 31, 2023, the Company recognized interest income of $14,534 and $13,669, respectively, on an effective interest basis at a constant rate of return over the term of the applicable leases. Cash received from the sales-type leasing agreements was $10,898 and $12,908 during the three months ended March 31, 2024 and March 31, 2023, respectively.
All of the lease payments are triple net basis to the tenant and the Company has rights in accordance with the individual lease agreements to protect the value of our leased properties. As of March 31, 2024, the future minimum payments of sales-type lease receivables were as follows:

Year	Future Minimum Payments
2024 (remaining)	$35,730
2025	47,926
2026	48,829
2027	49,874
2028	52,110
2029	53,089
Thereafter	6,993,409
Total lease payment receivable	7,280,967
Less deferred interest income	6,694,881
Less allowance for credit losses	15,620
Total Investment in leases - Financing receivables	$570,466

The following table reflects the change to the allowance for credit losses on our real estate portfolio for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Balance, beginning of period	$16,638	$—
Initial allowance upon adoption	—	7,157
Current period change in credit allowance	(1,018)	(72)
Balance, end of period	$15,620	$7,085
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator as of March 31, 2024 and January 1, 2024:

	March 31, 2024
	Ba1	Baa2	B2	Caa2	Total
Investment in leases - Financing Receivable	$—	$56,493	$317,577	$212,016	$586,086

	December 31, 2023
	Ba1	Baa2	B2	Caa2	Total
Investment in leases - Financing Receivable	$204,364	$52,247	$111,803	$210,914	$579,328
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
Lessee - DST Program Master Lease
During the year ended December 31, 2023, the Company contributed two industrial assets to the DST as part of the initial DST Program offering. The assets are leased back to the Company by a wholly-owned subsidiary of the Company under the master lease agreement. The following table presents the undiscounted future minimum rent payment obligation of the wholly-owned subsidiary:

Year	Future Minimum Payments
2024 (remaining)	$3,359
2025	4,478
2026	4,478
2027	4,478
2028	4,636
2029	4,885
Thereafter	73,312
Total	$99,626
12.    Equity and Non-Controlling Interest
Authorized Capital
As of March 31, 2024, the Company had the authority to issue an unlimited number of preferred shares and three classes of common shares including Class S shares, Class D shares, and Class I shares. Each class of common shares and preferred shares has a par value of $0.01. The Company’s Board of Trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.
Common Shares
The following table details the movement in the Company’s outstanding shares of common shares:

	Three Months Ended March 31, 2024
	Class S	Class D	Class I	Total
December 31, 2023	92,068,163	4,488,818	101,651,731	198,208,712
Common shares issued	25,100,545	474,709	26,815,180	52,390,434
Distribution reinvestment	808,368	12,442	889,680	1,710,490
Common shares repurchased	(819,452)	—	(852,407)	(1,671,859)
Common shares converted(1)	—	(4,674,741)	4,596,143	(78,598)
March 31, 2024	117,157,624	301,228	133,100,327	250,559,179
__________________
(1)On January 29, 2024, 4,674,741 Class D Shares with a value of $46,636 were converted into 4,596,143 Class I shares based on the NAV per share as of December 31, 2023.

Redeemable Common Shares
In connection with the Company’s payment of its Affiliate line of credit and management fee, the Adviser holds Class I Common Shares. See Note 8 – Debt for further details of the affiliate line of credit and Note 10 – Related Party Transactions for further details on the management fee. The Adviser and BO Lender have the ability to redeem the Class I shares for cash at their election, therefore the Company has classified these Class I shares as Redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheet. As of March 31, 2024 and December 31, 2023, we have issued 4,820,618 and 3,735,867 redeemable common shares, respectively, which remain outstanding.
The Redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $15 and $3 during the three months ended March 31, 2024 and March 31, 2023, respectively.
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
The Company adopted an amended and restated share repurchase plan (the “Third Amended Share Repurchase Plan”) effective March 13, 2024. Under the Third Amended Share Repurchase Plan, the Company will not apply the Early Repurchase Deduction on repurchases of the Company’s common shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company.
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
For the three months ended March 31, 2024, the Company repurchased 1,671,859 shares of common shares and 12,660 OP Units for a total of $16,887 and $131, respectively. Additionally, the Company converted 323,302 OP Units to REIT Shares with a value of $3,341. For the three months ended March 31, 2023, the Company repurchased 208,694 shares of common shares and 2,057,267 OP Units for a total of $2,142 and $20,958, respectively. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2024.
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

The following table details the aggregate distributions declared for each applicable class of common shares for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024			March 31, 2023
	Class S	Class D	Class I	Class S	Class D	Class I
Aggregate gross distributions declared per common share	$0.1749	$0.1749	$0.1749	$0.1750	$0.1750	$0.1750
Shareholder servicing fee per common share	(0.0213)	(0.0061)	0.0000	(0.0217)	(0.0063)	—
Net distributions declared per common share	$0.1536	$0.1688	$0.1749	$0.1533	$0.1687	$0.1750
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
Redeemable Non-controlling Interest
In connection with its performance participation interest, the Special Limited Partners hold Class I units in NLT OP. See Note 10 - Related Party Transactions for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partners have the ability to redeem its Class I units for Class I shares in the Company or cash at their election, the Company has classified these Class I units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheet.
The following table details the redeemable non-controlling interest activity related to the Special Limited Partners for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Balance, beginning of period	$17,976	$1,657
Settlement of prior performance participation allocation	—	2,504
Repurchases	(41)	—
GAAP income allocation	103	36
Other comprehensive income	95	(1)
Distributions	(305)	(58)
Fair value allocation	125	15
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	312	38
Balance, end of period	$18,265	$4,191
During the three months ended March 31, 2024 and March 31, 2023, the Company issued Class I units in NLT OP to the Special Limited Partners as payment of the performance participation allocation. As of March 31, 2024, 4,076 units had been redeemed for cash, and no units had been exchanged for Class I shares in the Company.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $125 and $15 during the three months ended March 31, 2024 and March 31, 2023, respectively, between Additional Paid-in Capital and Redeemable Non-controlling Interest.
Share-Based Compensation
In January 2024, we awarded independent members of the Board a total of 38,683 shares of restricted Class I shares subject to a vesting period of 13.5 months and recognized approximately $47 of compensation expense for the three months ended March 31, 2024 related to these awards. The Company incurred a total of approximately $113 and $84 of share-based compensation expense for the three months ended March 31, 2024 and March 31, 2023, respectively.

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
All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$15,814	$13,285
Net income attributable to non-controlling interests	(1,683)	(2,975)
Net income attributable to ORENT shareholders	$14,131	$10,310

Net income attributable to dilutive OP units	1,683	2,975
Net income attributable to ORENT shareholders - dilutive	$15,814	$13,285

Weighted average number of common shares outstanding - basic	$237,219,985	$98,086,696
Effect of dilutive unvested grants of restricted Class I shares	38,683	16,212
Effect of dilutive OP units	28,698,892	29,037,051
Weighted average shares of common shares outstanding - dilutive	$265,957,560	$127,139,959

Net income per common share - basic	$0.06	$0.11
Net income per common share - diluted	$0.06	$0.10
The computation of diluted net income per common share for the three months ended March 31, 2024 includes 38,683 dilutive restricted Class I shares and 28,698,892 dilutive NLT OP units. The computation of diluted net income per common share for three months ended March 31, 2023 includes 16,212 dilutive restricted Class I shares and 29,037,051 dilutive NLT OP units.
15.    Segment Reporting
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors.
The Company’s Chief Executive Officer is responsible for allocating resources and assessing performance, and as such is the CODM. The CODM reviews information at the consolidated entity level, and does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance or allocating resources. Accordingly, the Company has one operating segment and one reportable segment as of March 31, 2024.
16.     Income Taxes
The Company has elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2022. The Company has also elected for some of its subsidiaries to be treated as taxable REIT subsidiaries (“TRSs”), which are subject to federal and state income taxes.

For the three months ended March 31, 2024, the Company incurred income tax expense of $304 related to its DST Program through its TRS. The Company did not incur any income tax expense for the three months ended March 31, 2023. The components of income tax expense for three months ended March 31, 2024 were as follows:

Current Expense
Federal	$38
State	41
Total current expense	$79
Deferred Tax Expense
Federal	$157
State	67
Total deferred tax expense	$225
Total income tax expense, net	$304
Income tax expense is higher than expected pretax book income of the TRS at the 21% federal statutory rate as a result of basis differences on intercompany transfers of property to the TRS and state and local tax expense.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for GAAP purposes and the amount used for income tax purposes. As of March 31, 2024, the Company had a net deferred tax liability of $154 included within Other liabilities in the Condensed Consolidated Balance Sheets, comprised of a deferred tax asset of $404 for organization expenses and a deferred tax liability of $558 for basis differences in real property. As of December 31, 2023, the Company had a net deferred tax asset of $71 included within Other assets in the Condensed Consolidated Balance Sheets, comprised of a deferred tax asset of $390 for organization expenses and a deferred tax liability of $319 for basis differences in real property.
Generally, the Company is subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2022 and subsequent years. The Company is subject to audit under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to its Canadian entities for the year ended December 31, 2022 and subsequent years.
17.    Subsequent Events
In preparation of the accompanying Condensed Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after March 31, 2024 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from March 31, 2024 through the date the financial statements were issued.
Financings
On April 2, 2024, the Company repaid the remaining outstanding principal balance on the FIPA Loan of $153,394 through the use of proceeds from the issuance of common shares.
On April 4, 2024, the Company entered into a mortgage loan agreement on four wholly-owned Tenneco assets for a total principal amount of $43,000. The mortgage loan has a maturity date of April 6, 2029 and a fixed interest rate of 6.25%. The net proceeds were used to repay principal on the revolving credit facility.
On May 3, 2024, the Company repaid $93,400 on its outstanding affiliate line of credit, resulting in a remaining balance of $106,600. The payments was funded by proceeds from the issuance of common shares.
Common Shares
Effective April 19, 2024, the Company has designated a new class of Class N common shares, par value $0.01 per share (the “Class N shares”). The preferences, rights, voting powers, restrictions, qualifications, and terms and conditions of redemption for the Class N shares are substantially similar to the rights, preferences and terms of the Company’s Class S, Class D and Class I shares, including the same proportional rights to the Company’s assets.
In connection with the designation of the new Class N shares, the Company amended certain of its documents. On April 19, 2024, the Company, on behalf of itself as a general partner and on behalf of the limited partners thereto, entered into the Fourth Amended and Restated Limited Partnership Agreement (the “Amended Operating Partnership Agreement”)

of the Operating Partnership. The Amended Operating Partnership Agreement amends the prior version of the agreement to make certain updates to reflect the new Class N shares of the Company and to establish two new classes of OP Units, designated as Class N Units and Class N-1 Units. The preferences, rights, restrictions, qualifications, and terms and conditions of conversion and redemption for the Class N Units are substantially similar to the rights, preferences and terms of the Operating Partnership’s Class S Units, Class D Units and Class I Units. The preferences, rights, restrictions, qualifications, and terms and conditions of conversion and redemption for the Class N-1 Units are substantially similar to the rights, preferences and terms of the Operating Partnership’s Class S-1 Units and Class D-1 Units, except that the investor servicing fee for a Class N-1 Unit shall equal 0.50% per annum of the net asset value of each Class N-1 Unit.
On April 19, 2024, the Company, Blue Owl Real Estate Capital LLC and Blue Owl Securities LLC entered into the Amended and Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”), including a revised form of Participating Broker-Dealer Agreement (the “Amended Form of Participating Broker-Dealer Agreement”) to be entered into with certain broker-dealers and Blue Owl Securities LLC. The Amended Dealer Manager Agreement and the Amended Form of Participating Broker-Dealer Agreement amend and restate the prior versions of the agreements to make certain updates to reflect the designation of the new Class N shares of the Company.
On April 19, 2024, the Company adopted the Third Amended and Restated Declaration of Trust (the “Amended Declaration of Trust”) pursuant to which the Company designated the new Class N shares.
Effective April 19, 2024, the Board amended the Company’s distribution reinvestment plan (the “DRIP”) to incorporate Class N shares in the DRIP.
Effective April 19, 2024, the Company adopted an amended and restated share repurchase plan (the “Fourth Amended Share Repurchase Plan”) to incorporate the Class N shares.
Proceeds from the Issuance of Common Shares
From April 1, 2024 through the date the financial statements were issued, the Company sold an aggregate of 30,792,621 shares of its common shares (consisting of 16,228,178 Class S shares, — Class N shares, 299,991 Class D shares, and 14,264,451 Class I shares) resulting in net proceeds of $311,999 to the Company as payment for such shares.

ITEM 2        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Blue Owl Real Estate Net Lease Trust,” “Company,” “we,” “us,” or “our” refer to Blue Owl Real Estate Net Lease Trust and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A — “Risk Factors” in our 2023 Annual Report on Form 10-K filed with the SEC on March 18, 2024. Dollars are in thousands, except for per share amounts.
Overview
Blue Owl Real Estate Net Lease Trust invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, we may invest outside the U.S. and in real estate debt. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP, a Delaware limited partnership (“NLT OP” or the “Operating Partnership”), and we own substantially all of our assets through NLT OP. We are externally managed by our Adviser, Blue Owl Real Estate Capital, LLC. The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantor, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment.
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
As of March 31, 2024, we have received net proceeds of $2,519,740 from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class D, and Class I units of NLT OP. NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
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
As of March 31, 2024, the Company has raised proceeds of $18,319 from its DST program including $183 of upfront fees earned at closing. As a result of the FMV Buyback Option, the sale of DST interests is offset by a financing obligation liability. The Company has elected to account for its DST financing obligation using the fair value option, and as such, the liability is remeasured at fair value on a recurring basis.
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
During the three months ended March 31, 2024, the persistence of both elevated inflation and interest rates, in conjunction with geopolitical uncertainty, including the ongoing hostilities between Russia and Ukraine as well as the conflict and escalating tensions in the Middle East, continued to weigh on industry deal activity. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
Industry valuations remain under pressure due to a combination of rising interest rates, cost inflation, elevated vacancy rates, and uncertainty around future capital availability. However, industry transaction volumes increased slightly compared to the previous quarter. In contrast, our real estate business, focused on triple net lease, continued to deploy significant capital. Our investors continue to benefit from the inflation-mitigating characteristics of the net lease structure, highly predictable net rent growth, and long-duration contractual income across the portfolio.
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy, and our Financial Statements. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business and Operations” in our 2023 Annual Report on Form 10-K filed with the SEC on March 18, 2024.

Effective April 19, 2024, the Company has designated a new class of Class N common shares, par value $0.01 per share (the “Class N shares”). The preferences, rights, voting powers, restrictions, qualifications, and terms and conditions of redemption for the Class N shares are substantially similar to the rights, preferences and terms of the Company’s Class S, Class D and Class I shares, including the same proportional rights to the Company’s assets.
Q1 2024 Highlights (Results of Operations)
Operating Results
•Declared monthly net distributions totaling $44,223 for the three months ended March 31, 2024. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class D	Class I
Annualized Distribution Rate(1)	6.06%	6.74%	6.88%
Year-to-Date Total Return, without upfront selling commissions(2)	1.7%	1.95%	1.84%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(3.09)%	(0.85)%	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	6.85%	6.89%	8.10%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	4.55%	5.89%	N/A
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
Investments
•Made additional investments in STORE Capital, LLC (“STORE”) of $775,919 during the three months ended March 31, 2024 and funded a capital call initiated by STORE of $37,500. The Company’s investment, combined with those of affiliates of the Company, through Ivory OSREC OS Aggregator (“OS Aggregator”) totaled $2,350,407, representing 25.0% of the closing capital contribution of STORE.
Capital Activity and Financings
•Raised net proceeds of $532,420 from the sale of our common shares and repurchased 1,671,859 of our common shares for $16,887 during the three months ended March 31, 2024.
•Incurred additional unsecured debt of $300,273, and paid down $40,196 and $139,461 of unsecured debt and secured debt, respectively, during the three months ended March 31, 2024.
•Entered into promissory notes with SuNNNy Days, LLC, an affiliate of GIC, to borrow $287,844 to purchase the remaining interests under the STORE Forward Interest Purchase Agreement, and repaid $134,450 during the quarter.
Overall Portfolio
•Our portfolio as of March 31, 2024 consisted of investments in real estate (57%), investments in leases (12%), investments in real estate debt (2%), and investments in unconsolidated real estate affiliates (29%), based on fair value.
•Our 207 properties as of March 31, 2024 consisted of Industrial (61%), Retail (25%), Land (7%), and Office (7%), based on fair value.
•Our investments in real estate debt as of March 31, 2024, consisted of a commercial real estate loan and CMBS. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.
•Our investments in unconsolidated real estate affiliates consisted of equity investments in STORE, Tenneco JV, and Fleet Farm JV. As of March 31, 2024, our investments in STORE, Tenneco JV, and Fleet Farm JV were $1,502,886, $24,149, and $6,081, respectively.

Investment Portfolio
Real Estate Investments
The following chart describes the diversification of our investments in real estate by property type1 based on fair value as of March 31, 2024:

Property Type [1]
The following table provides a summary of our portfolio as of March 31, 2024, including Investments in real estate and Investments in leases – financing receivables:

Property Type (1)	Number of Properties	Sq. Feet (in thousands)	Occupancy Rate (4) (5)	Average Effective Annual Base Rent Per Leased Sq. Foot	Gross Asset Value (3)	Annual Base Rent	Percentage of Total Revenue
Industrial (2)	40	15,900	100%	8.4	$2,280,137	$133,695	59%
Retail (2)	161	2,434	100%	23.8	937,668	57,954	26%
Land	2	1,526	N/A	9.2	269,057	14,000	6%
Office	4	1,006	100%	19.5	257,663	19,639	9%
Total	207	20,866			$3,744,525	$225,288	100%
__________
(1)Excludes indirect investment in STORE.
(2)Includes properties owned by unconsolidated entities.
(3)Based on fair value as of March 31, 2024.
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

Real Estate and Leases
The following table provides information regarding our real estate property types as of March 31, 2024:

Property Type and Investment (1)	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Sq. Feet (in thousands)	Occupancy Rate (6)
Industrial:
Amazon	5	Various	Aug. - Dec. 2022	100%	4,964	100%
Dorel Industries	1	Cornwall, ON	November 2022	100%	492	100%
EquipmentShare.com	11	Various	Oct. - Nov. 2022	100%	222	100%
Magna International	1	Bowling Green, KY	September 2022	100%	1,176	100%
Paradigm	3	Various	October 2022	100%	314	100%
Whirlpool	1	Amana, IA	November 2022	100%	1,572	100%
Tenneco(2)	11	Various	Dec. 2022 - Jul. 2023	100% / 51%	3,437	100%
LOC Performance	2	Various	March 2023	100%	990	100%
QVC	2	Various	January 2023	100%	2,166	100%
Save Mart (4)	2	Various	September 2023	100%	555	100%
Johnson Controls	1	Seattle, WA	September 2022	100%	12	100%
Retail:
Cracker Barrel	53	Various	September 2022	100%	537	100%
Fleet Farm(2)	2	Various	August 2022	49%	428	100%
Ramoco Fuels NC LLC(5)	27	Various	September 2023	100%	94	100%
SQRL Holdings(5)	28	Various	September 2023	100%	143	100%
Walgreen Co.	30	Various	September 2022	100%	440	100%
Maverick Gaming	11	Various	Sept. 2022 - Jul. 2023	100%	317	100%
Save Mart	10	Various	July 2023	100%	475	100%
Office:
Chubb	2	Whitehouse, NJ	November 2022	100%	429	100%
Energy Center	1	Houston, TX	October 2022	100%	524	100%
EquipmentShare.com	1	Colombia, MO	October 2022	100%	53	100%
Land:
Bally's	1	Chicago, IL	November 2022	100%	1,311	N/A(3)
HOF Village Waterpark	1	Canton, OH	November 2022	100%	215	N/A(3)
Total	207				20,866
__________________
(1)Excludes indirect investment in STORE which owns properties leased to tenants on a triple-net lease basis
(2)Some or all of investment is through an unconsolidated real estate affiliate. Ownership Interest less than 100% represents percentage of unconsolidated affiliate owned by the Company
(3)Land investments are excluded from Occupancy Rate.
(4)Properties contributed to DST Program, but remain consolidated under GAAP. As of March 31, 2024, approximately 21% of the DST interests has been sold to third parties.
(5)Properties previously leased to Mountain Express and initially acquired in September 2022.
(6)Occupancy Rate is calculated as the percentage of square footage leased.

Lease Expirations
The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of March 31, 2024 (square feet data in thousands):

Year	Number of Expiring Leases	Annualized Base Rent	% of Total Annualized Base Rent Expiring	Square Feet (in thousands)	% of Total Square Feet Expiring
2024 (remaining)	—	$—	—%	—	—%
2025	—	—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	1	1,946	1%	191	1%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	2	10,554	5%	1,187	6%
2033	17	5,395	2%	247	1%
Thereafter	187	207,393	92%	19,241	92%
Total	207	$225,288	100%	20,866	100%

STORE
As of March 31, 2024, the Company holds a 16.0% ownership interest in STORE, which owns 3,224 properties in the United States, leased to 623 tenants in various industries on a triple-net basis. We initially acquired the investment in STORE in February 2023 with incremental interests purchased throughout 2023 and during the three months ended March 31, 2024. We have determined that STORE is a significant subsidiary under SEC Regulation S-X 10-01(b) as of March 31, 2024. Accordingly, the Company is required to include STORE’s summarized statement of operations information for the three months ended March 31, 2024. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—4. Investments in Unconsolidated Real Estate Affiliates” for the summarized statement of operations.
Investments in Real Estate Debt
The following table details our investments in real estate debt as of March 31, 2024 (in thousands):

Type of Security/Loan	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR +4%	10/3/2034	$30,327	$30,010	$30,388
Commercial real estate loan (3)	14%	7/12/2025	51,816	51,816	51,816
Total investments in real estate debt	10%		$82,143	$81,826	$82,204
__________________
(1)The term secured overnight financing rate (“SOFR”) refers to the relevant floating benchmark rates, one-month SOFR. Fixed rate Commercial real estate loan is reflected as a spread over the relevant floating benchmark rates, for purposes of the weighted-average.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)The borrower for the commercial real estate loan is NLCA Real Estate Holdings, LLC.

Results of Operations
The following table sets forth the results of our operations for the three months ended March 31, 2024, and the period March 31, 2023(in thousands):

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	$
Revenues
Rental revenue	$50,954	$46,041	$4,913
Income from Investment in leases - Financing receivables	14,534	13,669	865
Total revenues	65,488	59,710	5,778

Expenses
Rental property operating	6,087	7,289	(1,202)
General and administrative	3,980	3,308	672
Management fee	8,481	4,072	4,409
Performance participation allocation	6,829	—	6,829
Depreciation and amortization	23,037	13,108	9,929
Total expenses	48,414	27,777	20,637
Other income (expense)
Income from unconsolidated real estate affiliates	33,300	3,594	29,706
Interest expense	(37,265)	(24,126)	(13,139)
Interest income	3,245	1,889	1,356
Other expense, net	(236)	(5)	(231)
Total other expense, net	(956)	(18,648)	17,692
Net income before income taxes	16,118	13,285	2,833
Income tax expense	304	—	304
Net income	15,814	13,285	2,529
Net income attributable to non-controlling interests	(1,683)	(2,975)	1,292
Net income attributable to ORENT shareholders	$14,131	$10,310	$3,821
Net income per common share – basic	$0.06	$0.11
Net income per common share – diluted	$0.06	$0.10
Weighted-average common shares outstanding, basic	237,219,985	98,086,696
Weighted-average common shares outstanding, diluted	265,957,560	127,139,959
Rental Revenue
Rental revenue from our income property operations was $50,954 for the three months ended March 31, 2024 and $46,041 for the three months ended March 31, 2023. The increase in respective revenues during the periods presented is primarily due to an increase in the real estate portfolio from 170 properties as of March 31, 2023 to 182 properties as of March 31, 2024, as well as contractual rent increases across the existing portfolio from March 31, 2023 to March 31, 2024.
Income from Investment in Leases - Financing Receivables
Income from investment in leases - financing receivables was $14,534 for the three months ended March 31, 2024 and $13,669 for the three months ended March 31, 2023. The increase in respective revenues during the periods presented is due to an increase in the investment properties that were accounted for as financing receivables from 14 at March 31, 2023 to 17 at March 31, 2024, resulting from failed sales-leaseback transactions under U.S. GAAP for the three months ended March 31, 2024.
Rental Property Operating Expenses
Rental property expenses were $6,087 for the three months ended March 31, 2024, and $7,289 for the three months ended March 31, 2023. The decrease is primarily the result of a decrease in our current year real estate tax expense estimate compared to the prior year estimate.
General & Administrative Expenses
General & Administrative Expenses were $3,980 for the three months ended March 31, 2024 and $3,308 for the three months ended March 31, 2023. The increase in respective General & Administrative Expenses is primarily due to increases in salaries expense and legal fees, partially offset by a favorable credit allowance adjustment under the current expected credit losses (“CECL”) model.
Management Fee
The management fee for the three months ended March 31, 2024 and March 31, 2023 was $8,481 and $4,072, respectively. The increase was primarily due to an increase in NAV.
Performance Participation Allocation
Performance Participation Allocation was $6,829 for the three months ended March 31, 2024. The Company did not recognize any performance participation allocation expense for the three months ended March 31, 2023, as certain thresholds were not achieved for the period.
Depreciation and Amortization
Depreciation and Amortization was $23,037 for the three months ended March 31, 2024 and $13,108 for the three months ended March 31, 2023. The increase in Depreciation and Amortization during the periods presented is due to an increase in the real estate portfolio from 170 properties as of March 31, 2023, to 182 properties as of March 31, 2024, as well as assets placed in service during 2023 that were previously under construction.
Income from Unconsolidated Real Estate Affiliates
Income from Unconsolidated Real Estate Affiliates was $33,300 for the three months ended March 31, 2024, and $3,594 for the three months ended March 31, 2023. The increase in Income from Unconsolidated Real Estate Affiliates is due to the Company’s investments in new joint ventures, primarily STORE.
Interest Expense
Interest expense was $37,265 for the three months ended March 31, 2024, and $24,126 for the three months ended March 31, 2023. The increase in expense was primarily due to an increase in credit facility borrowings, interest on the FIPA loan incurred during the three months ended March 31, 2024, and a reduction in capitalized interest for properties under construction, as the properties were placed in service in 2023.
Interest Income
Interest income was $3,245 and $1,889 for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase in interest income in the current year was primarily due to higher interest income on our investments in real estate debt, as well as an increase in interest earned on our deposits with banks.
Other Expense, net
Other expense, net was $236 for the three months ended March 31, 2024, and $5 for the three months ended March 31, 2023. The increase in expense was primarily due to higher transaction expenses as well as expenses related to our DST Program, offset by gains on derivatives for which the Company has not elected hedge accounting.
Net Asset Value and NAV Per Share Calculation
Each class has an undivided interest in our assets and liabilities, other than class-specific ongoing servicing fees. In accordance with the valuation guidelines, our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components, including the estimated fair value of (1) each of our properties (including the

DST Properties), (2) our real estate debt and other securities for which third-party market quotes are available, (3) our other real estate debt and other securities, if any, and (4) our other assets and liabilities. The NAV for each class of shares will be based on the net asset values of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any performance participation to Blue Owl Oak Trust Carry LLC, a controlled subsidiary of Blue Owl, and Blue Owl Real Estate Net Lease Trust CPV LP, controlled by senior and other officers of Blue Owl (each a “Special Limited Partner”) and the deduction of any ongoing servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, any class-specific adjustments are incorporated into our NAV, including additional issuances and repurchases of our Shares and accruals of class-specific ongoing servicing fees. For each applicable class of shares, the ongoing servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of Shares outstanding for that class at the end of such month.
Our total NAV presented in the following tables includes the NAV of our Class S, Class D, and Class I common shares, as well as the partnership interests of NLT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of March 31, 2024 (dollars are in thousands):

Components of NAV	March 31, 2024
Cash and cash equivalents	$55,135
Restricted cash	72,634
Investments in real estate, net	2,844,141
Investment in leases - financing receivables	570,189
Investments in real estate debt	82,204
Intangible assets, net	155,409
Investments in unconsolidated real estate affiliates	1,534,088
Other assets	42,075
Mortgage notes and credit facility	(1,971,101)
Affiliate line of credit	(200,000)
Other borrowings	(153,394)
Due to Affiliates	(15,995)
Accounts payable and accrued expenses	(86,493)
Other Liabilities	(50,325)
Net Asset Value	$2,878,567
Number of outstanding shares/units	284,070,013
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2024 (dollars are in thousands except for per share amounts):

NAV per share	Class S Shares	Class D Shares	Class I Shares		Third - Party Operating Partnership Units (2)	Total
NAV	$1,183,227	$3,012	$1,400,912		$291,416	$2,878,567
Number of outstanding shares/units	117,157,624	301,228	137,920,945	(1)	28,690,216	284,070,013
NAV Per Share/Unit as of March 31, 2024	$10.0994	$10.0003	$10.1574		$10.1574
__________________
(1)Includes Class I Shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of NLT OP held by the Special Limited Partners and parties other than us.

The following table details the weighted average capitalization rate by property type, which is the key assumptions used in the valuations as of March 31, 2024:

Property Type	Capitalization Rate (1)
Industrial	6.0%
Land	7.0%
Office	7.8%
Retail	6.2%
__________________
(1)Includes our direct property investments and properties held within joint ventures managed by our Adviser. Excludes properties held in joint ventures managed by third parties, including the Company’s investment in STORE.

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Land	Office	Retail
Capitalization Rate	0.25 % Decrease	+3.9%	+3.4%	+3.5%	+4.5%
(weighted average)	0.25 % Increase	(4.0)%	(3.2)%	(3.3)%	(4.1)%
The following table reconciles shareholders’ equity and NLT OP partner’s capital per our Consolidated Balance Sheet to our NAV (in thousands):

March 31, 2024
Shareholder's equity	$2,321,895
Non-controlling interests attributable to NLT OP	256,193
Redeemable non-controlling interests	18,265
Redeemable common shares	49,500
Total partners' capital of NLT OP under GAAP	2,645,853
Adjustments:
Accrued shareholder servicing fee	62,165
Accrued organization and offering costs	10,778
Accumulated depreciation and amortization under GAAP	124,952
Unrealized net real estate and real estate debt appreciation	79,272
Accrued interest on financing receivable	(15,896)
Straight-line rent	(28,557)
NAV	$2,878,567
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
Distributions
Beginning September 21, 2022, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.1749 per share for the three months ended March 31, 2024, respectively. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.
The following table details the total net distribution for each of our share classes for the three months ended March 31, 2024 and March 31, 2023:

Record Date	Class S	Class D	Class I
January 31, 2024	$0.0512	$0.0563	$0.0583
February 29, 2024	0.0512	0.0563	0.0583
March 31, 2024	0.0512	0.0562	0.0583
Total	$0.1536	$0.1688	$0.1749

Record Date	Class S	Class D	Class I
January 31, 2023	$0.0511	$0.0562	$0.0583
February 28, 2023	0.0512	0.0563	0.0583
March 31, 2023	0.0510	0.0562	0.0583
Total	$0.1533	$0.1687	$0.1749
The following table details our distributions declared for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended
	March 31, 2024		March 31, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$25,106	57%	$13,739	65%
Reinvested in shares	19,117	43%	7,303	35%
Total distributions	$44,223	100%	$21,042	100%
Sources of Distributions
Cash flows from operating activities (1)	$44,223	100%	$21,042	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$44,223	100%	$21,042	100%

Cash flows from operating activities	$36,904		$46,953
Funds from Operations (2)	$34,809		$20,685
Adjusted Funds from Operations (2)	$34,945		$23,455
______________
(1)As of March 31, 2024, our inception to date cash flows from operating activities have funded 100% of our distributions.
(2)See "Funds from Operations and Adjusted Funds from Operations" below for a description of Funds from Operations and Adjusted Funds from Operations. Refer to below for reconciliations of these amounts to GAAP net income attributable to ORENT shareholders and for considerations on how to review these metrics.

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
The following table presents a reconciliation of net income (loss) attributable to ORENT shareholders to FFO and AFFO attributable to ORENT shareholders (in thousands):

	March 31, 2024	March 31, 2023
Net income attributable to ORENT shareholders	$14,131	$10,310
Adjustments to arrive at FFO:
Depreciation and amortization	23,037	13,108
Amount attributable to investment in unconsolidated affiliate	149	149
Amount attributable to non-controlling interests for above adjustments	(2,508)	(2,882)
FFO attributable to ORENT shareholders	34,809	20,685
Adjustments to arrive at AFFO:
Straight-line rental income	(5,112)	(4,162)
Amortization of ground lease and below market lease intangibles	102	129
Amortization of mortgage discount	—	159
Unrealized gains on foreign currency derivatives	(601)	—

Unrealized gains from changes in fair value of financial instruments	(234)	—
Adjustment for investments accounted for under fair value option	(8,999)	—
Unrealized loss from changes in fair value of DST financing obligation	241	—
Provision for credit losses	(1,018)	(72)
Accretion of tenant loan receivable	(3,636)	(2,460)
Performance participation allocation	6,829	—
Management fee	8,481	4,072
Interest on affiliate line of credit	3,558	4,076
Organization costs	(149)	118
Amortization of deferred financing costs	3,331	3,130
Shareholder servicing fees	(2,311)	(1,093)
Amount attributable to investment in unconsolidated affiliate	(49)	(54)
Amount attributable to non-controlling interests for above adjustments	(297)	(1,073)
AFFO attributable to ORENT shareholders	$34,945	$23,455
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $55,135, $49,046 available under our credit facility, and $50,000 available under our affiliate line of credit as of March 31, 2024. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $532,420 for the three months ended March 31, 2024, as well as through the ability to sell our CMBS investments with a fair value of $30,388 as of March 31, 2024. Additionally, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate.
Our primary liquidity needs are to fund our investments, make distributions to our shareholders, repurchase common shares pursuant to our share repurchase plan, pay operating expenses, fund capital expenditures, and repay indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that NLT OP pays to the Special Limited Partners, both of which will impact our liquidity to the extent the Adviser or the Special Limited Partners elect to receive such payments in cash, or subsequently redeem shares or NLT OP units previously issued to them.
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
Capital Resources
As of March 31, 2024, our indebtedness included loans secured by our properties, unsecured credit facilities, and an affiliate note payable.

The following table is a summary of our indebtedness as of March 31, 2024 (in thousands):

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)(7)	Weighted Average Maturity Date	Maximum Facility Size	March 31, 2024	December 31, 2023
Mortgage notes & credit facility:
Unsecured term loan credit facility(2)	S + 1.50%	8/11/2027	$1,095,500	$1,095,500	$1,095,500
Unsecured revolving credit facility(3)	S + 1.55%	8/11/2026	$569,500	490,214	231,255
Mortgages(4)	S + 2.46%	11/5/2024	N/A	400,011	546,005
Deferred financing costs, net				(12,244)	(13,172)
Total Mortgage notes & credit facility, net:				1,973,481	1,859,588

Affiliate line of credit
Affiliate line of credit(5)	S + 1.55%		$250,000	200,000	200,000
Affiliate line of credit, net:				200,000	200,000

Other borrowings
Other borrowings(6)	9.00%	8/1/2025	N/A	153,394	—
Other borrowings:				153,394	—
Total indebtedness				$2,326,875	$2,059,588
_______________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily SOFR, 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), and one-month SONIA as applicable to each loan. As of March 31, 2024, we have outstanding interest rate swaps and interest rate caps that mitigate our exposure to potential future interest rate increases under our floating-rate debt.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the three months ended March 31, 2024 was 6.95% (unhedged) and 5.30% (hedged). As of March 31, 2024, we have outstanding interest rate swaps with aggregate notional values of $700,000, $250,000 and $145,500 that are structured such that the SOFR rates result in fixed rates of 3.65%, 3.42%, and 4.23%, respectively.
(3)The unsecured revolving credit facility bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured revolving credit facility for the three months ended March 31, 2024 was 6.99% (unhedged) and 6.53% (hedged). As of March 31, 2024, we have an outstanding interest rate swap with an aggregate notional value of $100,000 that is structured such that the SOFR rate results in a fixed rate of 3.67%.
(4)In March 2023, certain of our mortgages were amended to transition certain London interbank offered rate (“LIBOR”)-based rates to certain replacement reference rates. As of March 31, 2024, this reference rate transition has impacted only certain of our mortgages. We have interest rate swaps and caps with an aggregate notional value of $46,712 and $382,870 respectively as of March 31, 2024, that are structured such that the variable rates result in a fixed rate of 3.74% and a capped rate of 3.00% respectively.
(5)The affiliate note payable bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the affiliate note payable for the three months ended March 31, 2024 was 7.04%.
(6)Other borrowings is comprised of the FIPA Loan. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—4. Investments in Unconsolidated Real Estate Affiliates.”
(7)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.

On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering. The Company is authorized to issue an unlimited number of each of its four classes of shares of its common shares (Class S shares, Class N shares, Class D shares, and Class I shares).
As of May 6, 2024, we had received net proceeds of $2,799,947 from selling an aggregate 274,970,603 common shares in the private offering (consisting of 132,664,617 Class S shares, — Class N shares, 5,404,418 Class D shares, and 136,901,569 Class I shares).
Cash Flows
Cash flows provided by operating activities was $36,904 for the three months ended March 31, 2024 compared to $46,953 for the three months ended March 31, 2023. The change in cash flows provided by operating activities was primarily due to an increase in payments of operating liabilities compared to the three months ended March 31, 2023.

Cash flows used in investing activities was $523,783 for the three months ended March 31, 2024 compared to $461,069 for the three months ended March 31, 2023. The change in cash flows used in investing activities was primarily due to investments in unconsolidated real estate affiliates of $525,575 for the three months ended March 31, 2023.
Cash flows provided by financing activities was $478,125 for the three months ended March 31, 2024 compared to $418,007 for the three months ended March 31, 2023. The change in cash flows provided by financing activities was primarily due to $532,420 from the issuance of our common shares offset by distributions.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See Note 2 to our condensed consolidated financial statements for further descriptions of the below accounting policies.
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
In accordance with ASC 842, for transactions in which we enter into a contract to acquire an asset and lease it back to the seller under a sales-type lease (i.e. a sale leaseback transaction), the Company must determine whether control of the asset has transferred to us. In cases whereby control has not transferred to the Company, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 “Receivables”. The accounting for the financing receivable under ASC 310 is materially consistent with the accounting for sales type leases under ASC 842. We have concluded that the sales-type leases are required to be accounted for as an Investment in leases – financing receivable on our Condensed Consolidated Balance Sheet in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP.
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
The calculation of the fair value of derivative instruments is complex and different inputs used in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments included as interest expense in the accompanying consolidated statement of operations. The valuation of our derivative instruments is based on a proprietary model using the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including foreign currency rates and interest rate curves. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments and included in Other (expense) income, net as presented in the accompanying consolidated statement of operations
Recent Accounting Pronouncements
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—2. Summary of Significant Accounting Policies and Estimates” for a discussion concerning recent accounting pronouncements.
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of March 31, 2024 (in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$2,339,119	$553,887	$1,785,232	$—	$—
Organizational and offering costs	10,778	2,269	6,807	1,702	—
Total	$2,349,897	$556,156	$1,792,039	$1,702	$—

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of floating rate financings with staggered maturities and through interest rate hedging agreements to fix all or a portion of our variable rate debt. As of March 31, 2024, the outstanding principal balance of our indebtedness was $2.3 billion and consisted of mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and an affiliate note payable.
Certain of our mortgage notes, term loan credit facilities, unsecured revolving credit facilities and affiliate note payable are variable rate and indexed to one-month SOFR, three-month SOFR, one-month EURIBOR, and one-month SONIA (collectively, the “Reference Rates”). We have executed interest rate swaps for a portion of these borrowings to hedge the risk of increasing interest rates. For the three months ended March 31, 2024, a 10 basis point increase in each of the Reference Rates would have resulted in increased interest expense of $0.4 million.
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
Investments in Real Estate Debt
As of March 31, 2024 and December 31, 2023, we held $82.2 million and $87.2 million of investments in real estate debt, respectively, which are reported at fair value on our Condensed Consolidated Balance Sheet. Our investments in real estate debt consist of floating-rate and fixed rate. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three months ended March 31, 2024, a 10 basis point increase or decrease in the Reference Rates would have resulted in an inconsequential increase or decrease to income from investments in real estate debt.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of March 31, 2024 and December 31, 2023, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $8.2 million and $8.7 million, respectively.
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
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of March 31, 2024, we were not involved in any material legal proceedings.
ITEM 1A.     RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2024.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
In September 2022, we began accepting subscriptions from investors providing for the private placement of our Shares. As of May 6, 2024, we have sold 132,664,617 Class S Shares, — Class N Shares, 5,404,418 Class D Shares and 136,901,569 Class I Shares for an aggregate price of $2,799,947. These Shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D thereunder.
Share Repurchases
Our Board of Trustees adopted the Amended Share Repurchase Plan effective starting March 13, 2024. Under the Amended Share Repurchase Plan, rather than repurchase Shares on a monthly basis or quarterly through repurchase offers made in accordance with the requirements of Rule 13e-4 of the Exchange Act, we repurchase shares once per quarter no more than 5% aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). Effective April 19, 2024, the Company adopted a further amended and restated share repurchase plan, which incorporated the Class N shares.
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
The following table sets forth purchases by the Company of its common shares during the three months ended March 31, 2024 under this publicly announced share repurchase program in effect for the period.

Repurchase Request Deadline	Total Number of Common Shares Purchased (a)	Average Price per Common Share (b)(1)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Approximately Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(2)
March 6, 2024	1,671,859	10.1009	1,671,859	—
Total	1,671,859	$10.1009	1,671,859	$—
_______________
(1)Repurchase pricing date was January 31, 2024.

(2)Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

From Inception through March 31, 2024, 1,754,777 Class I units in the Operating Partnership were issued to the Special Limited Partners. Subsequent to initial issuance, 1,390,806 Class I units were distributed to participants in the Special Limited Partners, with the remaining 363,970 Class I units held directly by the Special Limited Partners as of March 31, 2024. As of March 31, 2024, the Adviser held 7,263,459 Class I REIT shares, of which 4,820,618 shares were issued as payment of management fees and interest on the affiliate loan. The redemption of any Class I units held by the Special Limited Partner or Class I REIT shares held by the Adviser acquired as payment of management fee and interest earned by the Adviser occurs outside of our share repurchase plan.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the 1933 Act).
ITEM 6.     EXHIBITS

(b)Exhibits

3.1	Certificate of Trust of the Company, dated March 31, 2022 (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)
3.2
Certificate of Amendment to Certificate of Trust of Blue Owl Real Estate Net Lease Trust, effective July 6, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

3.3
Third Amended and Restated Declaration of Trust of Blue Owl Real Estate Net Lease Trust as of April 19, 2024 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 23, 2024 and incorporated here by reference)

3.4
Second Amended and Restated Bylaws of Blue Owl Real Estate Net Lease Trust as of July 6, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

4.1
Fourth Amended and Restated Share Repurchase Plan, dated April 19, 2024 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

4.2	Amended and Restated Distribution Reinvestment Plan of the Company (filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)
10.1
Second Amended and Restated Investment Advisory Agreement, dated March 13, 2024, by and among Blue Owl Real Estate Net Lease Trust, Blue Owl NLT Operating Partnership LP and Blue Owl Real Estate Capital LLC (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2024 and incorporated herein by reference)

10.2
Fourth Amended and Restated Limited Partnership Agreement of Blue Owl NLT Operating Partnership LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

10.3
Amended and Restated Administration Agreement, dated March 13, 2024 between the Company and the Adviser (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2024 and incorporated herein by reference.)

10.4
Amended and Restated Dealer Manager Agreement, dated April 19, 2024, between the Company, the Adviser and the Dealer Manager (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

10.5
Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

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
*    Filed herewith

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Real Estate Net Lease Trust

By:	/s/ Kevin Halleran
Name: Kevin Halleran
Title: Chief Financial Officer
(Principal Financial Officer)
Date: May 9, 2024