Form 10-Q
period 2024-06-30
Blue Owl Real Estate Net Lease Trust
filed 2024-08-08
CIK 1944366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, the issuer had the following shares outstanding: 160,923,574 Class S shares, 6,575,469 Class N shares, 1,216,473 Class D shares, and 187,356,373 Class I shares.

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

PART I - FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$2,718,941	$2,715,832
Investments in unconsolidated real estate affiliates (includes $1,571,393 and $699,570 reported at fair value as of June 30, 2024 and December 31, 2023, respectively)	1,577,389	705,628
Investment in leases – Financing receivables, net	612,575	562,690
Investments in real estate debt (includes $97,625 and $87,209 reported at fair value as of June 30, 2024 and December 31, 2023)	124,539	87,209
Intangible assets, net	142,582	136,530
Cash and cash equivalents	101,571	59,087
Restricted cash	68,574	77,583
Other assets	68,774	49,209
Total assets	$5,414,945	$4,393,768

Liabilities and Equity
Mortgage notes and credit facilities, net	$1,931,409	$1,859,588
Affiliate line of credit	—	200,000
Due to affiliates	106,755	71,750
Accounts payable and accrued expenses	99,209	81,499
Other liabilities	63,948	47,071
Total liabilities	2,201,321	2,259,908

Redeemable non-controlling interests	23,687	17,976
Redeemable common shares	62,068	38,418

Equity
Common shares — Class S, $0.01 par value per share, 145,774,129 and 92,068,163 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,458	921
Common shares — Class N, $0.01 par value per share, 1,907,909 and — shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	19	—
Common shares — Class D, $0.01 par value per share, 1,209,667 and 4,488,818 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	12	45
Common shares — Class I, $0.01 par value per share, 161,718,890 and 101,651,731 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,617	1,016
Additional paid-in capital	3,047,387	1,948,355
Accumulated deficit and cumulative distributions	(193,046)	(132,638)
Accumulated other comprehensive income	16,035	3,052
Total Shareholders' Equity	2,873,482	1,820,751
Non-controlling interests	254,387	256,715
Total equity	3,127,869	2,077,466
Total liabilities and equity	$5,414,945	$4,393,768
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues
Rental revenue	$48,717	$44,954	$99,671	$90,995
Income from investment in leases - Financing receivables	15,037	13,960	29,571	27,629
Total revenues	63,754	58,914	129,242	118,624

Expenses
Rental property operating	6,701	3,397	12,788	10,686
General and administrative	7,530	4,264	11,510	7,572
Impairment charges	4,849	—	4,849	—
Management fee	10,323	4,986	18,804	9,058
Performance participation allocation	8,333	8,134	15,162	8,134
Depreciation and amortization	23,115	15,562	46,152	28,670
Total expenses	60,851	36,343	109,265	64,120

Other income (expense)
Income from unconsolidated real estate affiliates	40,094	13,180	73,394	16,774
Net gain on dispositions of real estate	714	—	714	—
Interest expense	(31,838)	(28,207)	(69,103)	(52,333)
Interest income	2,854	2,055	6,099	3,944
Other income, net	751	34	515	29
Total other income (expense), net	12,575	(12,938)	11,619	(31,586)
Net income before income taxes	$15,478	$9,633	$31,596	$22,918
Income tax expense	1,108	—	1,412	—
Net income	14,370	9,633	30,184	22,918
Net income attributable to non-controlling interests	(1,234)	(1,787)	(2,917)	(4,762)
Net income attributable to ORENT shareholders	$13,136	$7,846	$27,267	$18,156
Net income per common share – basic	$0.04	$0.06	$0.10	$0.16
Net income per common share – diluted	$0.04	$0.06	$0.10	$0.16
Weighted-average common shares outstanding, basic	292,992,195	127,321,209	265,106,090	112,784,711
Weighted-average common shares outstanding, diluted	321,947,289	127,337,421	293,952,425	112,800,923

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$14,370	$9,633	$30,184	$22,918
Other comprehensive income:
Change in unrealized gain on derivative instruments	3,230	24,591	24,642	13,601
Change in unrealized (loss) gain on AFS investment in real estate debt	(134)	9	100	9
Foreign currency translation adjustment	(3,032)	5,924	(10,078)	9,564
Other comprehensive income	64	30,524	14,664	23,174
Comprehensive income	14,434	40,157	44,848	46,092
Comprehensive income attributable to non-controlling interests	(1,351)	(7,055)	(4,598)	(8,424)
Comprehensive income attributable to ORENT shareholders	$13,083	$33,102	$40,250	$37,668
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2024	$1,172	$—	$3	$1,331	$2,461,018	$16,087	$(157,716)	$2,321,895	$256,444	$2,578,339
Common shares issued	287	19	9	287	609,628	—	—	610,230	—	610,230
Offering costs	—	—	—	—	(18,900)	—	—	(18,900)	—	(18,900)
Distribution reinvestment	11	—	—	11	22,784	—	—	22,806	—	22,806
Common share repurchases	(12)	—	—	(12)	(24,062)	—	—	(24,086)	—	(24,086)
Amortization of restricted share grants	—	—	—	—	47	—	—	47	—	47
Net income (Net income of $83 allocated to redeemable NCI)	—	—	—	—	—	—	13,136	13,136	1,151	14,287
Other comprehensive income (Other comprehensive loss of $13 allocated to redeemable NCI)	—	—	—	—	—	(52)	—	(52)	129	77
Distributions declared on common shares ($0.1751 gross per share)	—	—	—	—	—	—	(48,466)	(48,466)	—	(48,466)
Redeemable common share measurement adjustment	—	—	—	—	(9)	—	—	(9)	—	(9)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	45	45
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(5,988)	(5,988)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(312)	—	—	(312)	—	(312)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(2,807)	—	—	(2,807)	2,606	(201)
Balance at June 30, 2024	$1,458	$19	$12	$1,617	$3,047,387	$16,035	$(193,046)	$2,873,482	$254,387	$3,127,869

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$921	$—	$45	$1,016	$1,948,355	$3,052	$(132,638)	$1,820,751	$256,715	$2,077,466
Common shares issued	538	19	14	555	1,141,524	—	—	1,142,650	—	1,142,650
Offering costs	—	—	—	—	(32,980)	—	—	(32,980)	—	(32,980)
Distribution reinvestment	19	—	—	20	40,077	—	—	40,116	—	40,116
Common share repurchases	(20)	—	—	(20)	(40,933)	—	—	(40,973)	—	(40,973)
Converted common shares	—	—	(47)	46	1	—	—	—	—	—
Amortization of restricted share grants	—	—	—	—	(287)	—	—	(287)	—	(287)
Net income (Net income of $187 allocated to redeemable NCI)	—	—	—	—	—	—	27,267	27,267	2,730	29,997
Other comprehensive income (Other comprehensive income of $83 allocated to redeemable NCI)	—	—	—	—	—	12,983	—	12,983	1,598	14,581
Distributions declared on common shares ($0.3500 gross per share)	—	—	—	—	—	—	(87,675)	(87,675)	—	(87,675)
Redeemable common share measurement adjustment	—	—	—	—	(24)	—	—	(24)	—	(24)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	83	83
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(14,135)	(14,135)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(437)	—	—	(437)	—	(437)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(7,909)	—	—	(7,909)	7,396	(513)
Balance at June 30, 2024	$1,458	$19	$12	$1,617	$3,047,387	$16,035	$(193,046)	$2,873,482	$254,387	$3,127,869

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2023	$551	$—	$27	$495	$1,048,029	$(2,067)	$(24,143)	$1,022,892	$269,549	$1,292,441
Common shares issued	104	—	8	153	271,383	—	—	271,648	—	271,648
Offering costs	—	—	—	—	(11,041)	—	—	(11,041)	—	(11,041)
Distribution reinvestment	5	—	—	4	8,906	—	—	8,915	—	8,915
Common share repurchases	(6)	—	(2)	(9)	(17,184)	—	—	(17,201)	—	(17,201)
Amortization of restricted share grants	—	—	—	—	37	—	—	37	—	37
Net income (Net income of $28 allocated to redeemable NCI)	—	—	—	—	—	—	7,846	7,846	1,759	9,605
Other comprehensive income (Other comprehensive income of $78 allocated to redeemable NCI)	—	—	—	—	—	25,257	—	25,257	5,190	30,447
Distributions declared on common shares ($0.1750 gross per share)	—	—	—	—	—	—	(20,875)	(20,875)	—	(20,875)
Redeemable common share measurement adjustment	—	—	—	—	(145)	—	—	(145)	—	(145)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	29	29
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(5,824)	(5,824)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	10	—	—	10	—	10
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(1,128)	—	—	(1,128)	1,112	(16)
Balance at June 30, 2023	$654	$—	$33	$643	$1,298,867	$23,190	$(37,172)	$1,286,215	$271,815	$1,558,030

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$434	$—	$14	$317	$744,852	$3,678	$(13,212)	$736,083	$293,567	$1,029,650
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	—	(5,162)	(5,162)	(1,995)	(7,157)
Common shares issued	220	—	21	329	582,362	—	—	582,932	—	582,932
Offering costs	—	—	—	—	(20,634)	—	—	(20,634)	—	(20,634)
Distribution reinvestment	8	—	—	6	15,380	—	—	15,394	—	15,394
Common share repurchases	(8)	—	(2)	(9)	(19,324)	—	—	(19,343)	—	(19,343)
Amortization of restricted share grants	—	—	—	—	74	—	—	74	—	74
Net income (Net loss of $64 allocated to redeemable NCI)	—	—	—	—	—	—	18,156	18,156	4,698	22,854
Other comprehensive income (Other comprehensive income of $76 allocated to redeemable NCI)	—	—	—	—	—	19,512	—	19,512	3,586	23,098
Distributions declared on common shares ($0.3500 gross per share)	—	—	—	—	—	—	(36,954)	(36,954)	—	(36,954)
Redeemable common share measurement adjustment	—	—	—	—	(142)	—	—	(142)	—	(142)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	59	59
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(31,742)	(31,742)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(5)	—	—	(5)	—	(5)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(3,696)	—	—	(3,696)	3,642	(54)
Balance at June 30, 2023	$654	$—	$33	$643	$1,298,867	$23,190	$(37,172)	$1,286,215	$271,815	$1,558,030
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Cash Flows
(in thousands, except per share data)

	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$30,184	$22,918

Adjustments to reconcile net income to cash provided by operating activities:
Management fee	18,804	9,058
Performance participation allocation	15,162	8,134
Depreciation and amortization	46,152	28,670
Amortization of tenant lease inducement	777	—
Straight-line rent adjustment	(9,118)	(8,518)
Accretion of tenant loan receivable	(6,204)	(4,966)
Amortization of below-market lease intangibles	(123)	(69)
Amortization of deferred financing costs	2,330	6,430
Impairment charges	4,849	—
Income from unconsolidated real estate affiliates	(73,394)	(16,774)
Net gain on dispositions of real estate	(714)	—
Lease right of use asset amortization	327	327
Net gain on derivative instruments not designated as hedges	(1,189)	—
Amortization of off-market caps	4,396	—
Amortization of mortgage note premium/discount	—	251
Amortization of restricted shares	207	(168)
Distribution of earnings from unconsolidated real estate affiliates	46,240	5,139
Non-cash interest expense on affiliate line of credit	4,693	8,491
Provision for CECL	742	816
Other	(95)	(88)
Change in assets and liabilities:
(Increase) decrease in other assets	(6,318)	2,381
Decrease in due to affiliates	(1,006)	(2,011)
(Decrease) increase in accounts payable and accrued expenses	(7,896)	11,546
Increase in other liabilities	4,931	5,604
Net cash provided by operating activities	$73,737	$77,171

Cash flows from investing activities:
Acquisitions of real estate	(55,671)	(234,027)
Proceeds from dispositions of real estate	5,260	—
Acquisitions of intangible assets	(9,128)	—

Capital improvements to real estate	(1,448)	(58,858)
Investment in leases - financing receivables	(43,378)	(40,764)
Purchase of investments in real estate debt	(45,775)	(9,723)
Sale of investments in real estate debt	16,733	23,846
Investment in unconsolidated real estate affiliates	(559,325)	(366,216)
Cash flows from off-market interest rate swaps and caps	4,820	3,633
Net cash used in investing activities	$(687,912)	$(682,109)

Cash flows from financing activities:
Proceeds from issuance of common shares	1,138,233	582,932
Payment of distributions to common shareholders	(46,121)	(18,703)
Payment of distributions to non-controlling interests	(9,786)	(9,820)
Repurchase of common share	(40,973)	(6,869)
Redemption of non-controlling interests	(724)	(21,992)
Proceeds from DST Program	12,940	—
Repayment of affiliate line of credit	(200,000)	—
Borrowings of term loan credit facility	70,000	142,500
Borrowings under revolving credit facility	463,555	132,016
Repayment of revolving credit facility	(353,822)	(235,666)
Borrowings under mortgage notes	43,000	44,654
Repayment of mortgage notes	(139,854)	—
Repayment of other borrowings	(287,544)	—
Payment of deferred financing costs	(2,357)	(4,067)
Net cash provided by financing activities	$646,547	$604,985
Net change in cash and cash equivalents and restricted cash	32,372	47
Cash and cash equivalents and restricted cash, beginning of period	136,670	133,578
Effects of currency translation on cash, cash equivalents, and restricted cash	1,103	1,129
Cash and cash equivalents and restricted cash, end of period	$170,145	$134,754

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet
Cash and cash equivalents	$101,571	$46,857
Restricted cash	68,574	87,897
Total cash and cash equivalents and restricted cash	$170,145	$134,754

Supplemental disclosures:

Interest paid	$64,565	$45,442
Income taxes paid	$1,228	$—
Accrued unpaid amounts for capital improvements to real estate	$11,920	$7,069
Accrued unpaid amounts for other intangible assets	$36,138	$—

Non-cash investing and financing activities:
Assumption of other borrowings in conjunction with investments in unconsolidated real estate affiliates	$287,444	$—
Issuance of redeemable Class I Shares as interest payment for the affiliate line of credit	$7,081	$7,935
Issuance of redeemable Class I Shares as settlement of the management fee	$16,544	$7,686
Redeemable non-controlling interest issued as settlement of performance participation allocation	$5,371	$2,504
Allocation to redeemable non-controlling interest	$437	$5
Allocation to redeemable common shares	$24	$142
Distribution reinvestment	$40,077	$15,394
Accrued distributions for common shareholders	$17,418	$2,857

Accrued distributions for non-controlling interests	$1,696	$1,613
Accrued shareholder servicing fees	$78,477	$37,417
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands)
1.    Organization and Nature of the Business
Blue Owl Real Estate Net Lease Trust (“we”, “us”, “our”, “ORENT”, and the “Company”) invests primarily in a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors across the United States and Canada. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP, a Delaware limited partnership (the “NLT OP” or “Operating Partnership”). Substantially all of the Company’s business is conducted through the NLT OP. As of June 30, 2024, ORENT owns 91.6% of the NLT OP. The Company and the NLT OP are externally managed by an adviser, Blue Owl Real Estate Capital LLC (“Blue Owl Real Estate” or “Adviser”), a subsidiary of Blue Owl Capital Inc. (“Blue Owl”). The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and the Company’s board of trustees (the “Board”). The Company was formed under the name Oak Street Net Lease Trust on April 4, 2022 (“Inception”) as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl on August 9, 2022. On July 6, 2023, the Company and NLT OP changed their legal names from Oak Street Net Lease Trust and OakTrust Operating Partnership L.P., respectively.
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
As of June 30, 2024, the Company owned 182 investments in real estate, 19 investments in real estate leases and 22 build-to-suit assets currently in development, including industrial, retail, and office properties. Additionally, the Company holds interest in three joint ventures that are included in investments in unconsolidated real estate affiliates, including STORE Capital LLC and Waterparks LLC (collectively, “STORE”). STORE owns 3,230 properties which are leased to 625 tenants on a triple-net lease basis. As of June 30, 2024, the Company holds a 16.1% ownership interest in STORE. The Company’s investment in STORE qualifies as a significant investment under SEC Regulation S-X Rule 10-01(b) (refer to Note 4 - Investments in Unconsolidated Real Estate Affiliates). The Company also holds investments in real estate debt which consist of securities and loans (refer to Note 5 - Investments in Real Estate Debt).
On September 1, 2022, the Company commenced the offering of its common shares through a continuous private placement offering (“Private Offering”), under Regulation D of the Securities Act of 1933, as amended (the “1933 Act”). As of June 30, 2024, the Company is authorized to issue an unlimited number of each of its classes of shares of its common shares (Class S shares, Class N shares, Class D shares, and Class I shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. The initial offering price for shares sold through the Private Offering was $10.00 per share. The Company conducts periodic closings and sells shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the pricing committee of the Board, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
On August 31, 2023, the Company, through the NLT OP, initiated a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3,000,000 of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”) to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the 1933 Act in private placements exempt from registration pursuant to Section 4(a)(2) of the 1933 Act (the “DST Offerings”). As of June 30, 2024, the Company has raised proceeds of $26,736 from its DST program. See Note 6 - DST Program for additional information.

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
The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable based on the information available as of June 30, 2024. However, uncertainty over the current global macroeconomic environment and its impact on the Company’s operations may cause actual results to differ materially from those estimates.

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

Description	Depreciable Life
Buildings	12 - 50 years
Land improvements	1 - 44 years
In-place lease intangibles	9 - 24 years
Other lease intangibles (1)	Over lease term
__________________
(1)Other lease intangibles primarily includes above and below market leases, lease inducements, and lease commissions.

For the three and six months ended June 30, 2024, depreciation expense was $20,913 and $41,803, respectively. For the three and six months ended June 30, 2023, depreciation expense was $13,518 and $24,581, respectively.
Land acquired under build-to-suit arrangements in a sale-leaseback transaction is accounted for as an investment in loans receivable as the related lease is not deemed to have commenced until the constructed assets are substantially complete. These investments are included within Investments in real estate debt within the Condensed Consolidated Balance Sheets. Other tangible assets acquired under such arrangements are recorded as construction in progress upon acquisition as the Company controls the assets during construction.
Significant improvements to properties are capitalized. Repairs and maintenance are expensed to operations as incurred and are included in Rental property operating expenses on the Company’s Consolidated Statement of Operations.
The Company capitalizes certain costs related to the development of real estate, including pre-construction costs, real estate taxes, insurance, construction costs, and salaries and related costs of personnel directly. Additionally, we capitalize interest costs related to development activities. Capitalization of these costs begin when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use at which time the project is placed in service and depreciation commences. Interest costs capitalized for the three and six months ended June 30, 2024 were approximately $53, respectively. Interest costs capitalized for the three and six months ended June 30, 2023 were approximately $6,870 and $16,495, respectively. Additionally, we make estimates as to the probability of completion of development, and we expense all capitalized costs which are not recoverable.
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

Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt and FVO equity method investments are reported at fair value. As of June 30, 2024, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as a commercial real estate loan. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its pro rata share of the investments’ equity at fair value. The investments’ underlying real estate holdings and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying real estate holdings is generally determined using the income capitalization valuation method. As of June 30, 2024, the weighted average capitalization rate utilized was 7.2%. The fair value of the underlying debt is determined by discounting the future contractual cash flows to the present value using current market interest rates. As of June 30, 2024, the weighted average interest rate utilized was 5.6%.
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

The following table details the Company’s assets measured at fair value on a recurring basis:

	June 30, 2024			December 31, 2023
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investments in unconsolidated real estate affiliates	$—	$1,571,393	$1,571,393	$—	$699,570	$699,570
Investments in real estate debt	54,190	43,435	97,625	30,974	56,235	87,209
Interest rate hedging derivatives	21,636	—	21,636	6,945	—	6,945
Foreign currency hedging derivatives	3,624	—	3,624	5,065	—	5,065
Total	$79,450	$1,614,828	$1,694,278	$42,984	$755,805	$798,789

Liabilities:
Interest rate hedging derivatives	914	$—	914	$4,651	$—	$4,651
Foreign currency hedging derivatives	4,189	—	4,189	6,820	—	6,820
DST financing obligation	—	26,805	26,805	—	13,694	13,694
Total	$5,103	$26,805	$31,908	$11,471	$13,694	$25,165
The Company has a secured borrowing related to a security included within Investment in real estate debt, which is stated at cost in Other liabilities and approximates fair value.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Investments in real estate debt	Investments in unconsolidated real estate affiliates	Total Assets	DST Financing Obligation
Balance as of December 31, 2023	$56,235	$699,570	$755,805	$13,694
Purchases	—	847,169	847,169	—
Sales	(12,800)	—	(12,800)	—
Distributions received	—	(48,566)	(48,566)	—
DST Program proceeds	—	—	—	12,866
Included in net income
Loss on fair value of DST financing obligation	—	—	—	245
Income from unconsolidated real estate affiliates measured at fair value	—	73,220	73,220	—
Balance as of June 30, 2024	$43,435	$1,571,393	$1,614,828	$26,805
The commercial real estate loan is categorized in Level 3 of the fair value hierarchy. As of June 30, 2024, the change in value of the investment is immaterial.
Valuation of assets measured at fair value on a nonrecurring basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore such assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter and when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. During the three and six months ended June 30, 2024, the Company recognized $4,849 of impairment charges related to one tenant, SQRL Holdings. The Company did not recognize any impairment charges during the three and six months ended June 30, 2023.

Valuation of liabilities not measured at fair value
As of June 30, 2024 and December 31, 2023, the fair value of the Company’s Mortgage notes and credit facilities was $2,822 below carrying value and $2,666 below carrying value, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 8 – Debt.
Allowance for Credit Losses
The Company analyzes its Investment in leases - financing receivables, net and its investment in loans receivable, which are included within Investments in real estate debt in the Company’s Condensed Consolidated Balance Sheet, for potential credit losses under the current expected credit losses (“CECL”) model. The allowance for credit losses is measured, considering the Company’s ownership of the underlying asset, using a probability of default method based on the lessee’s and borrower’s respective credit ratings, the expected value related to releasing underlying assets or collateral, our historical loss experiences, and other factors related to other sale-leasebacks accounted for as financing receivables and our investments in loans receivable. Included in our model are factors that incorporate forward-looking information. Changes in the allowance for credit losses are subsequently included in the Company’s Condensed Consolidated Statements of Operations within General and administrative expenses and as a reduction to Investment in leases - financing receivables, net and Investments in real estate debt on our Condensed Consolidated Balance Sheet. As of June 30, 2024 and December 31, 2023, the Company has recorded an allowance for credit losses of $17,380 and $16,638, respectively, which all related to its Investment in leases - Financing receivables, net.
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

3.    Investments in Real Estate, net
Investments in real estate, net consisted of the following:

	June 30, 2024	December 31, 2023
Buildings	$2,283,584	$2,290,367
Land and land improvements	510,417	499,936
Construction in process	40,639	—
Total	2,834,640	2,790,303
Accumulated depreciation	(115,699)	(74,471)
Investments in real estate, net	$2,718,941	$2,715,832
No construction in progress was placed into service during the six months ended June 30, 2024. During the six months ended June 30, 2023, $519,295 of construction in progress was placed into service, including $468,952 of buildings and $50,343 of land improvements.
The total rentable square feet of gross leasable area (“GLA”) of the Company was 15,373 and 14,266 thousand square feet as of June 30, 2024 and 2023, respectively, of which approximately 99% and 100% was leased, respectively.
Acquisitions
The following tables set forth the acquisition values, number of properties and total rentable square feet of GLA of the Company for the six months ended June 30, 2024 and 2023. For acquisitions not denominated in USD, the amounts have been presented in USD at the prevailing foreign exchange rate on the acquisition date:

	Six Months Ended June 30, 2024
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)(1)
Industrial	$54,761	22	$5,657
Retail	10,023	1	954
	$64,784	23	6,611
_____________
(1)The square footage for the retail property and a portion of industrial properties relates to build-to-suit assets.

	Six Months Ended June 30, 2023
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Industrial	$248,979	4	$3,156

The following table details the purchase price allocation for the properties acquired during the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023
Buildings	$13,461	$206,568
Land and land improvements	13,178	42,411
Construction in process	29,017	—
In-place lease intangibles	4,080	—
Other lease intangibles	5,142	—
Below-market lease intangibles	(94)	—
Total Purchase Price	$64,784	$248,979
Dispositions
During the six months ended June 30, 2024, the Company disposed of one retail property and one parcel of excess land at an industrial property for total net proceeds of $5,260 and recognized a net gain on dispositions of real estate of $714.
4.    Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties. As of June 30, 2024 and December 31, 2023, investments in unconsolidated real estate affiliates were $1,577,389 and $705,628, respectively.
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
On February 6, 2024, subsidiaries of the Company entered into promissory notes with SuNNNy Days, LLC, an affiliate of GIC, to borrow $287,844 (the “FIPA Loan”) in exchange for assignment of ownership of the remaining units OS Aggregator was required to purchase under the FIPA. Such assignment resulted in OS Aggregator reaching an indirect 25% membership interest in STORE, and meeting the obligations of the FIPA. The FIPA Loan has an interest rate of 9.0% and a term of 18 months, with a maturity date of August 1, 2025. In March 2024, the Company repaid $134,450 of the FIPA Loan through the use of proceeds from the issuance of common shares. In April 2024, the Company repaid the remaining outstanding balance of $153,394 through the use of proceeds from the issuance of common shares.
During the six months ended June 30, 2024, the Company made incremental investments in OS Aggregator under the terms of the FIPA of $488,075, excluding the investments made using proceeds from the FIPA loan. During the six months ended June 30, 2024, the Company contributed an additional $71,250 to fund capital calls initiated by STORE to OS Aggregator. Additionally, OS Aggregator made distributions of $80,810 for the six months ended June 30, 2024, of which the Company received $47,529.
As of June 30, 2024, the Company owns a 64.3% interest in OS Aggregator. The initial and incremental investments made by the Company and affiliates of the Company in OS Aggregator were $2,384,157, representing 25.0% ownership percentage of interest in STORE. As of June 30, 2024, the fair value of the Company’s investment in STORE was $1,543,826, representing a 16.1% ownership percentage of interest in STORE.

The Company has determined that STORE is considered a significant subsidiary under SEC Regulation S-X 10-01(b) as of June 30, 2024.
The following table provides summarized income statement information of STORE for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total revenue	$272,464	$250,791	$542,323	$414,623
Net income	$166,364	$150,525	$345,107	$253,222
The following tables detail the Company’s investments in unconsolidated real estate affiliates:

		Carrying Amount of Investment
Investment	Ownership Percentage	June 30, 2024	December 31, 2023
STORE	16.1%	$1,543,826	$675,944
Blue Owl NL Opportunity Credit REIT E LLC ("Fleet Farm JV")	49.1%	5,996	6,058
Blue Owl NL Opportunity Credit Holdings REIT LLC ("Tenneco JV")	50.9%	27,567	23,626
Total		$1,577,389	$705,628

	ORENT's Share of Unconsolidated Entities' Income
	Three Months Ended		Six Months Ended
Investment	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
STORE (1)	$36,205	$11,573	$68,242	$15,252
Blue Owl NL Opportunity Credit REIT E LLC ("Fleet Farm JV") (2)	33	173	174	88
Blue Owl NL Opportunity Credit Holdings REIT LLC ("Tenneco JV") (3)	3,856	1,434	4,978	1,434
Total	$40,094	$13,180	$73,394	$16,774
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

5.    Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt:

	June 30, 2024
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR+4%	10/26/2033	$54,499	$53,946	$54,190
Commercial real estate loan (3)	14%	7/12/2025	43,435	43,435	43,435
Total investments in real estate debt (4)	11%		$97,934	$97,381	$97,625

	December 31, 2023
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 4%	10/25/2034	$30,995	$30,830	$30,974
Commercial real estate loan (3)	14%	7/12/2025	56,235	56,235	56,235
Total investments in real estate debt	10%		$87,230	$87,065	$87,209
__________________
(1)The term SOFR refers to the relevant floating benchmark rates, one-month SOFR.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)The borrower for the commercial real estate loan is NLCA Real Estate Holdings, LLC.
(4)Total investments in real estate debt per the tables above exclude our investments in loans receivable, described below, which had a balance of $26,914 as of June 30, 2024. We did not hold any investments in loans receivable as of December 31, 2023.

The following table details the credit rating of the Company’s investments in real estate debt:

	June 30, 2024			December 31, 2023
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AAA	$—	$—	—%	$5,176	$5,189	6%
AA-	4,928	4,917	5%	—	—	—%
A3	7,007	7,043	7%	7,009	7,026	8%
Baa3	3,007	3,020	3%	3,008	3,014	3%
Ba3	—	—	—%	2,433	2,479	3%
BBB	5,432	5,453	6%	5,514	5,530	6%
BBB-	10,265	10,348	11%	5,367	5,384	6%
BB+	6,982	6,983	7%	—	—	—%
BB	2,322	2,441	3%	2,323	2,352	3%
BB-	7,008	6,990	7%	—	—	—%
NR	6,995	6,995	7%	—	—	—%
Private commercial real estate loan (Not rated)	43,435	43,435	44%	56,235	56,235	65%
Total	$97,381	$97,625	100%	$87,065	$87,209	100%
The following table provides the activity for the real estate-related securities for the six months ended June 30, 2024:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities as of December 31, 2023	$30,830	$144	$30,974
Face value of real estate-related securities acquired	30,829	—	30,829
Sale of real estate-related securities	(7,673)	—	(7,673)
Realized gain on sale of real estate-related securities	95	—	95
Decrease in accrued interest income	(135)	—	(135)

Unrealized gain on real estate securities	—	100	100
Real estate-related securities as of June 30, 2024	$53,946	$244	$54,190
Other Investments
During the six months ended June 30, 2024 the Company acquired land related to build-to-suit properties for a total purchase price of $26,916 which is being accounted for as an investment in loans receivable. The loans will mature within approximately 13 months and are held at amortized cost. Direct costs associated with originating loans is deferred and amortized as an adjustment to interest income over the term of the related loan receivable. As of June 30, 2024, the Company held 22 investments in loans receivable with a total balance of $26,914 which are included within Investments in real estate debt in the Condensed Consolidated Balance Sheet.
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
During the three and six months ended June 30, 2024, the Company raised gross proceeds of $8,417 and $12,940 from its DST Program, including $84 and $129 of upfront fees earned at closing, respectively. From inception of the DST Program through June 30, 2024, the Company has raised gross proceeds of $26,736 from its DST Program. As a result of the FMV Buyback Option, the sale of DST interests is offset by a financing obligation liability. The Company has elected to account for the DST financing obligation using the fair value option, and as such, the liability is remeasured at fair value on a recurring basis. The DST financing obligation was $26,805 and $13,659 as of June 30, 2024 and December 31, 2023, respectively, and is included within Other liabilities on the Condensed Consolidated Balance Sheets. The unrealized loss for the three and six months ended June 30, 2024 was $319 and $560, respectively, and is included in Other income, net on the Condensed Consolidated Statement of Operations. The upfront fees earned at closing are included within Other income, net on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024.

7.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following:

		June 30, 2024			December 31, 2023
	Weighted Average Life (Years)	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net
Intangible lease assets
In-place lease intangibles	13.6	$98,021	$(12,101)	$85,920	$94,600	$(8,551)	$86,049
Other lease intangibles	16.0	60,364	(3,702)	56,662	52,693	(2,212)	50,481
Total intangible lease assets	14.5	$158,385	$(15,803)	$142,582	$147,293	$(10,763)	$136,530
Amortization expense related to the intangible lease assets for the three months ended June 30, 2024 was $2,571, of which $2,203 and $368 is included in depreciation and amortization and rental revenue, respectively. Amortization expense related to intangible lease assets for the six months ended June 30, 2024 was $5,127, of which $4,350 and $777 is included in depreciation and amortization and rental revenue, respectively within the Condensed Consolidated Statement of Operations. The amount included in rental revenue is related to tenant inducements and is a reduction to revenue.
Amortization expense related to the intangible lease assets for three and six months ended June 30, 2023 was $2,045 and $4,089, respectively, and is included in depreciation and amortization within the Condensed Consolidated Statement of Operations.
The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of June 30, 2024 is as follows:

	In-Place Tenant Lease Intangible Assets	Other Lease Intangibles
2024 (remaining)	$3,778	$1,991
2025	7,555	3,982
2026	7,555	3,982
2027	7,555	3,982
2028	7,555	3,982
2029	7,555	3,982
Thereafter	44,367	34,761
Total	$85,920	$56,662
As of June 30, 2024 and December 31, 2023, the gross carrying amount of the Company’s below market lease intangibles was $3,179 and $3,085, respectively, with accumulated amortization of $345 and $222, respectively. The below market lease intangibles, net of accumulated amortization, are included in Other liabilities within our Condensed Consolidated Balance Sheet.

8.    Debt
The following table details the mortgage notes, credit facilities and related party note payable of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)(6)	Weighted Average Maturity Date	Maximum Facility Size	June 30, 2024	December 31, 2023
Mortgage notes & credit facilities:
Unsecured term loan credit facility(2)	S + 1.65%	8/11/2027	$1,165,500	$1,165,500	$1,095,500
Unsecured revolving credit facility(3)	S + 1.68%	8/11/2026	724,500	339,094	231,255
Fixed rate mortgages	6.25%	4/6/2029	N/A	43,000	—
Variable rate mortgages (4)	S + 2.50%	11/5/2024	N/A	397,108	546,005
Deferred financing costs, net				(13,293)	(13,172)
Total Mortgage notes & credit facility, net:				$1,931,409	$1,859,588

Affiliate line of credit
Affiliate line of credit(5)	S + 1.55%	6/30/2024	N/A	—	200,000
Affiliate line of credit, net:				$—	$200,000

__________________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), and one-month SONIA as applicable to each loan. As of June 30, 2024, we have outstanding interest rate swaps and interest rate caps that mitigate our exposure to potential future interest rate increases under our floating-rate debt. See further discussion of outstanding interest rate swaps and caps below.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the six months ended June 30, 2024 was 6.89% (unhedged) and 5.26% (hedged). As of June 30, 2024, we have outstanding interest rate swaps with aggregate notional values of $700,000, $250,000, $145,500 and $70,000 that are structured such that the SOFR rates result in fixed rates of 3.65%, 3.42%, 4.23% and 3.67%, respectively.
(3)The unsecured revolving credit facility bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured revolving credit facility for the six months ended June 30, 2024 was 6.95% (unhedged) and 6.51% (hedged). As of June 30, 2024, we have an outstanding interest rate swap with an aggregate notional value of $30,000 that is structured such that the SOFR rate results in a fixed rate of 3.67%.
(4)We have interest rate swaps and caps with an aggregate notional value of $45,927 and $382,870, respectively, as of June 30, 2024, that are structured such that the variable rates result in a fixed rate of 3.74% and a capped rate of 3.00%, respectively.
(5)The affiliate note payable bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the affiliate note payable for the six months ended June 30, 2024 was 6.97%.
(6)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loans credit facilities, and revolving credit facility agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and tangible net worth thresholds, among others. As of June 30, 2024, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.

The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of June 30, 2024:

Year	Amount
2024 (remaining)	$351,157
2025	–
2026	385,045
2027	1,165,500
2028	—
2029	43,000
Thereafter	—
Total	$1,944,702
Affiliate Line of Credit
On August 8, 2022, the NLT OP entered into an interest-bearing revolving promissory note with an affiliate, Blue Owl Capital Holdings LP (the “BO Lender”) in the principal amount of up to $250,000. The interest is payable monthly in arrears at the Lender’s election in (i) cash, (ii) Class I units of the NLT OP (using the most recently available net asset value per unit) or (iii) Class I shares of ORENT (using the most recently available net asset value per share). On November 9, 2023, NLT OP amended and restated the loan agreement to remove the revolving feature from the promissory note, and to allow NLT OP to borrow an additional $50,000 on a delayed draw basis, and to set a maturity date of June 30, 2024. As of June 30, 2024, the Company has repaid the outstanding balance under the affiliate line of credit as well as the remaining accrued interest through use of proceeds from the issuance of common shares and cash flows from operations.
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
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we use interest rate swap and interest rate cap contracts to manage our exposure on the variable rate interest debt. The Company has designated its derivative financial instruments as cash flow hedges as defined under GAAP as of June 30, 2024.
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
The following table details the Company’s outstanding derivatives:

			Notional Amount
Financial Instruments	Number of Instruments	Weighted Average Maturity Date	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps	5	11/19/2027	$1,241,427	$1,242,480
Interest rate caps	2	9/10/2024	382,870	519,000
Derivatives not designated as hedging instruments
Foreign currency forward contracts (1)	3	12/6/2028	131,037	131,037
Foreign currency option contracts (1)	2	11/30/2028	104,370	104,370
Total			$1,859,704	$1,996,887
__________________
(1)The notional amount reflects the balance we expect to settle at the maturity date based on the contractual strike price at trade execution.

The fair value of our derivative financial instruments as well as their classification on our Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023 is detailed below.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2024	December 31, 2023	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives Designated as Hedging Instruments
Interest rate swaps	Other Assets	$19,890	$1,654	Other Liabilities	$(914)	$(6,305)
Interest rate caps	Other Assets	1,746	6,945	Other Liabilities	—	—
Total Derivatives Designated as Hedging Instruments		$21,636	$8,599		$(914)	$(6,305)

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Other Assets	$266	$—	Other Liabilities	$(4,189)	$(6,820)
Foreign currency option contracts	Other Assets	3,358	5,065		—	—
Total Derivatives Not Designated as Hedging Instruments		$3,624	$5,065		$(4,189)	$(6,820)

The following table details the effect of the Company’s derivative financial instrument on the Condensed Consolidated Statement of Operations during the three months ended June 30, 2024 and 2023:

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	June 30, 2024	June 30, 2023		June 30, 2024	June 30, 2023
Interest rate swap	$8,272	$22,361	Interest Expense	$5,223	$(2,138)
Interest rate caps	2,429	(2,125)	Interest Expense	2,248	(2,217)
Total Derivatives Designated as Hedging Instruments	$10,701	$20,236		$7,471	$(4,355)
The following table details the effect of the Company’s derivative financial instrument on the Condensed Consolidated Statement of Operations during the six months ended June 30, 2024 and 2023:

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	June 30, 2024	June 30, 2023		June 30, 2024	June 30, 2023
Interest rate swap	$33,981	$8,102	Interest Expense	$10,365	$(5,317)
Interest rate caps	5,656	(5,084)	Interest Expense	4,630	(5,266)
Total Derivatives Designated as Hedging Instruments	$39,637	$3,018		$14,995	$(10,583)
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024 and 2023:

	Income Statement Location	Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Foreign currency forward contracts	Other Income	$963	$—	$2,897	$—
Foreign currency option contracts	Other Income	(375)	—	(1,708)	—
Total Derivatives Not Designated as Hedging Instruments		$588	$—	$1,189	$—
10.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	June 30, 2024	December 31, 2023
Accrued ongoing servicing fees	$78,477	$50,670
Accrued management fee	7,094	4,835
Performance participation allocation	8,333	—
Advanced organization and offering costs	10,594	11,919
Other advanced expenses	2,257	1,937

Accrued interest - affiliate line of credit	—	2,389
Total	$106,755	$71,750
Ongoing Servicing Fees
The Company accrues ongoing servicing fees payable to the Dealer Manager, Blue Owl Securities LLC (the “Dealer Manager”), for ongoing services rendered to shareholders for Class S, Class N, and Class D shares equal to 0.85%, 0.50%, and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The ongoing servicing fees are paid monthly in arrears.
As part of the DST Program, NLT OP is authorized to issue three classes of OP Units (Class S-1, Class N-1 and Class D-1) in exchange for Interests in DSTs in the event NLT OP elects to exercise its FMV Buyback Option and the participation of such OP Units in the Company’s distribution reinvestment plan (the “DRIP”). NLT OP will pay a service fee to the Dealer Manager for ongoing services rendered to shareholders for Class S-1, Class N-1 and Class D-1 shares equal to 0.85%, 0.50% and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The servicing fees will be paid monthly in arrears. Additionally, the DST Sponsor, Blue Owl Real Estate Exchange LLC, a wholly-owned subsidiary of the Company, will pay to the Dealer Manager, a service fee equal to 0.25% per annum of the price per Interest sold, to be paid quarterly in arrears.
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
The management fee may be paid, at the Adviser’s election, in cash, Class I shares or Class I units of NLT OP. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense. During the three and six months ended June 30, 2024, the Company incurred management fees of $10,323 and $18,804, respectively. During the three and six months ended June 30, 2023, the Company incurred management fees of $4,986 and $9,058, respectively.
During the six months ended June 30, 2024 and June 30, 2023, the Company issued 1,624,473 and 750,606 shares, respectively, to the Adviser as payment for management fees. Management fees of $7,094 and $4,835 were accrued and unpaid as of June 30, 2024 and December 31, 2023, respectively. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the six months ended June 30, 2024, the Adviser did not submit any shares for repurchase.
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
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Investment Advisory Agreement, Blue Owl Oak Trust Carry LLC, a controlled subsidiary of Blue Owl, and Blue Owl Real Estate Net Lease Trust CPV LP, controlled by senior and other officers of Blue Owl (each a “Special Limited Partner”) hold a performance participation interest in NLT OP that entitles them to receive an allocation of NLT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Investment Advisory Agreement. Under NLT OP agreement, the Special Limited Partners are entitled to an allocation from NLT OP equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis and is paid quarterly in NLT OP Units, ORENT shares, or cash, at the election of the Special Limited Partners. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partners are only entitled to the performance participation allocation fee provided that the Investment Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in our Condensed Consolidated Statement of Operations. During the three and six months ended June 30, 2024, the Company recognized $8,333 and $15,162, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statement of Operations. During the three and six months ended June 30, 2023, the Company recognized $8,134 of performance participation allocation expense in the Company’s Condensed Consolidated Statement of Operations.
During the six months ended June 30, 2024 and June 30, 2023, the Company issued 528,732 and 243,536 shares, respectively, to the Special Limited Partners as payment of performance participation allocation at the respective NAV per unit. As of December 31, 2023, as a result of the issuance of units during 2023 in excess of the final fee measured on a calendar year basis, the Company recorded a receivable due to the Company from the adviser of $1,458, and is included within Other assets in our Condensed Consolidated Balance Sheets. As of June 30, 2024, there was no receivable due the Company from the Adviser as the receivable was netted against fees earned by the Advisor during the six months ended June 30, 2024.
As of June 30, 2024, and immediately following (i) the issuance of the units and (ii) the record time for the distributions on the Company’s Class I shares, no Class I units in NLT OP were exchanged for Class I shares in the Company. As of June 30, 2024, 20,439 Class I units in NLT OP had been redeemed for cash.
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
Accrued Interest - Affiliate Line of Credit
During the six months ended June 30, 2024 and June 30, 2023, the Company issued 695,189 and 774,879 Class I shares, respectively, to our affiliate, Blue Owl Capital Holdings LP, as payment for interest on the revolving promissory note. As of June 30, 2024, the Company has repaid the outstanding balance under the affiliate line of credit as well as the remaining accrued interest. Accrued interest of $2,389 on the affiliate line of credit was accrued and unpaid as of December 31, 2023. Refer to Note 8 - Debt for additional detail.
As of June 30, 2024, ORENT affiliates and their employees owned 13,472,887 ORENT Class I shares in an aggregate amount of $136,956, based on the NAV per share/unit as of June 30, 2024.
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
The following table details the components of operating lease income from leases in which the Company is the lessor.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Base rent(1)	$39,108	$37,901	$79,773	$72,799
Straight-line rental revenue, net(2)	4,006	4,356	9,118	8,518
Variable lease payments(3)	5,541	2,663	10,657	9,609
Amortization of above/below market lease intangibles	62	34	123	69
Total Rental revenue	$48,717	$44,954	$99,671	$90,995
__________________
(1)Base rent consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments.
(3)Consists of reimbursement of common area maintenance (“CAM”) and real estate taxes, and amortization of tenant inducements.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of June 30, 2024.

Year	Future Minimum Rents
2024 (remaining)	$80,022
2025	161,762
2026	164,513
2027	166,926
2028	169,431
2029	169,888
Thereafter	1,433,226
Total	$2,345,768
Lessor – Financing receivables
In accordance with ASC 842, certain of the Company’s sales-type lease contracts are primarily accounted for as failed-sale leaseback transactions and were recorded as an Investment in leases - Financing receivables. During the six months ended June 30, 2024, the Company executed two sale-leaseback transactions that were accounted for as failed sale-leasebacks for $40,257. During the six months ended June 30, 2023, the Company did not execute any sale-leaseback transactions that were accounted for as failed-sale leasebacks. During the three and six months ended June 30, 2024, the Company recognized interest income of $15,037 and $29,571, respectively. During the three and six months ended June 30, 2023, the Company recognized interest income of $13,960 and $27,629, respectively. Interest income is recognized on an effective interest basis at a constant rate of return over the term of the applicable leases. Cash received under these contracts was $21,313 and $22,700 during the six months ended June 30, 2024 and 2023, respectively.
All of the lease payments are triple net basis to the tenant and the Company has rights in accordance with the individual lease agreements to protect the value of our leased properties. As of June 30, 2024, the future minimum payments of sales-type lease receivables were as follows:

Year	Future Minimum Payments
2024 (remaining)	$25,602
2025	51,969
2026	52,954
2027	54,081
2028	56,401
2029	57,465
Thereafter	7,132,524
Total lease payment receivable	7,430,996
Less deferred interest income	6,801,041
Less allowance for credit losses	17,380
Total Investment in leases - Financing receivables	$612,575

The following table reflects the change to the allowance for credit losses on our real estate portfolio for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023
Balance, beginning of period	$16,638	$—
Initial allowance upon adoption	—	7,157
Current period change in credit allowance	742	816
Balance, end of period	$17,380	$7,973
We assess the credit quality of our investments through the credit ratings of the lessee. The credit quality indicators are reviewed by us on a quarterly basis as of quarter-end. In instances where the lessee does not have a public credit rating, we may use either a comparable proxy company or the overall corporate credit rating, as applicable. We also use this credit rating to determine the probability of default (“PD”) when estimating credit losses for each investment.
The following tables detail the amortized cost basis of our investments by the credit quality indicator as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Ba1	Baa2	B2	Caa2	Total
Investment in leases - Financing Receivables	$—	$58,047	$358,768	$213,140	$629,955

	December 31, 2023
	Ba1	Baa2	B2	Caa2	Total
Investment in leases - Financing Receivables	$204,364	$52,247	$111,803	$210,914	$579,328
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
Lessee - DST Program Master Lease
During the year ended December 31, 2023, the Company contributed two industrial assets to the DST as part of the initial DST Program offering. The assets are leased back to the Company by a wholly-owned subsidiary of the Company under the master lease agreement. The following table presents the undiscounted future minimum rent payment obligation of the wholly-owned subsidiary:

Year	Future Minimum Payments
2024 (remaining)	$2,239
2025	4,478
2026	4,478
2027	4,478
2028	4,636
2029	4,885
Thereafter	73,313
Total	$98,507
12.    Equity and Non-Controlling Interest
Authorized Capital
As of June 30, 2024, the Company had the authority to issue an unlimited number of preferred shares and four classes of common shares including Class S shares, Class N shares, Class D shares, and Class I shares. Each class of common shares and preferred shares has a par value of $0.01. The Company’s Board of Trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.
Common Shares
The following table details the movement in the Company’s outstanding shares of common shares:

	Three Months Ended June 30, 2024
	Class S	Class N	Class D	Class I	Total
March 31, 2024	117,157,624	—	301,228	133,100,327	250,559,179
Common shares issued	28,723,471	1,907,909	901,643	28,641,561	60,174,584
Distribution reinvestment	1,082,688	—	6,796	1,159,856	2,249,340
Common shares repurchased	(1,189,654)	—	—	(1,182,854)	(2,372,508)
June 30, 2024	145,774,129	1,907,909	1,209,667	161,718,890	310,610,595

	Six Months Ended June 30, 2024
	Class S	Class N	Class D	Class I	Total
December 31, 2023	92,068,163	—	4,488,818	101,651,731	198,208,712
Common shares issued	53,824,016	1,907,909	1,376,352	55,456,741	112,565,018
Distribution reinvestment	1,891,056	—	19,238	2,049,536	3,959,830
Common shares repurchased	(2,009,106)	—	—	(2,035,261)	(4,044,367)
Common shares converted(1)	—	—	(4,674,741)	4,596,143	(78,598)
June 30, 2024	145,774,129	1,907,909	1,209,667	161,718,890	310,610,595
________________
(1)On January 29, 2024, 4,674,741 Class D Shares with a value of $46,636 were converted into 4,596,143 Class I shares based on the NAV per share as of December 31, 2023.

Redeemable Common Shares
In connection with the Company’s payment of its Affiliate line of credit and management fee, the Adviser holds Class I Common Shares. See Note 8 – Debt for further details of the affiliate line of credit and Note 10 – Related Party Transactions for further details on the management fee. The Adviser and BO Lender have the ability to redeem the Class I shares for cash at their election, therefore the Company has classified these Class I shares as Redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheet. As of June 30, 2024 and December 31, 2023, we have issued 6,055,528 and 3,735,867 redeemable common shares, respectively, which remain outstanding.
The Redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $9 and $24 during the three and six months ended June 30, 2024, respectively, and $145 and $142 during the three and six months ended June 30, 2023, respectively.
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
The Company adopted an amended and restated share repurchase plan (the “Fourth Amended Share Repurchase Plan”) effective April 19, 2024 to incorporate the Class N shares.
Other than as described for Redeemable Common Shares and Redeemable Non-Controlling Interests, the Company is not obligated to repurchase any shares and could choose to repurchase fewer shares than were requested to be repurchased, or none at all. Further, the Board may modify and suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders. In the event that the Company determined to repurchase some but not all of the shares submitted for repurchase during any quarter, shares repurchased during that quarter would be repurchased on a pro rata basis.
For the three months ended June 30, 2024, the Company repurchased 2,372,508 shares of common shares and 37,933 OP Units for a total of $24,086 and $385, respectively. Additionally, the Company converted 105,744 OP Units to REIT Shares with a value of $1,075. For the six months ended June 30, 2024, the Company repurchased 4,044,367 shares of common shares and 50,593 OP Units for a total of $40,974 and $516. Additionally, the Company converted 429,046 OP Units to REIT Shares with a value of $4,416. The Company had no unfulfilled repurchase requests during the six months ended June 30, 2024.
For the three months ended June 30, 2023, the Company repurchased 1,689,248 shares of common shares and 101,458 OP Units for a total of $17,201 and $1,034, respectively. For the six months ended June 30, 2023, the Company repurchased 1,897,942 shares of common shares and 2,158,725 OP Units for a total of $19,343 and $21,992, respectively. The Company had no unfulfilled repurchase request during the six months ended June 30, 2023.
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

The following table details the aggregate distributions declared for each applicable class of common shares for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30, 2024				June 30, 2023
	Class S	Class N	Class D	Class I	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.1751	$0.0584	$0.1751	$0.1751	$0.1750	$—	$0.1750	$0.1750
Shareholder servicing fee per common share	(0.0215)	(0.0043)	(0.0064)	—	(0.0216)	—	(0.0063)	—
Net distributions declared per common share	$0.1536	$0.0541	$0.1687	$0.1751	$0.1534	$—	$0.1687	$0.1750
The following table details the aggregate distributions declared for each applicable class of common shares for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024				June 30, 2023
	Class S	Class N	Class D	Class I	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.3500	$0.0584	$0.3500	$0.3500	$0.3500	$—	$0.3500	$0.3500
Shareholder servicing fee per common share	(0.0428)	(0.0043)	(0.0125)	—	(0.0433)	—	(0.0126)	—
Net distributions declared per common share	$0.3072	$0.0541	$0.3375	$0.3500	$0.3067	$—	$0.3374	$0.3500
The Company has adopted a distribution reinvestment plan whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable. Shareholders will not pay an upfront transaction fee when purchasing shares pursuant to the distribution reinvestment plan. The ongoing servicing fees with respect to shares of Class S shares, Class N shares, and Class D shares are calculated based on the NAV for those shares and may reduce the NAV.
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

The following table details the redeemable non-controlling interest activity related to the Special Limited Partners for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023
Balance, beginning of period	$17,976	$1,657
Settlement of prior performance participation allocation	5,371	2,504
Repurchases	(208)	—
GAAP income allocation	188	64
Other comprehensive income	83	76
Distributions	(672)	(128)
Fair value allocation	437	5
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	512	54
Balance, end of period	$23,687	$4,232
During the six months ended June 30, 2024 and 2023, the Company issued Class I units in NLT OP to the Special Limited Partners as payment of the performance participation allocation. As of June 30, 2024, 20,439 units had been redeemed for cash, and no units had been exchanged for Class I shares in the Company.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in Capital and Redeemable Non-controlling Interest of $312 and $437 during the three and six months ended June 30, 2024, respectively, and $(10) and $5 during the three and six months ended June 30, 2023, respectively.
Share-Based Compensation
During the six months ended June 30, 2024 and 2023, we awarded independent members of the Board a total of 38,683 and 16,397 shares of restricted Class I shares, respectively. The restricted Class I shares are subject to a vesting period of 13.5 months. The Company incurred total share-based compensation expense of approximately $94 and $207 for the three and six months ended June 30, 2024, respectively, and $84 and $168 three and six months ended June 30, 2023, respectively.
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
During the six months ended June 30, 2024, the Company acquired 22 investments related to build-to-suit arrangements with maximum contractual funding obligations of $173,064. During the six months ended June 30, 2024, the Company paid and/or accrued $30,100, resulting in a remaining maximum contractual obligation amount of $142,964 as of June 30, 2024. Our estimate of the Company’s total future commitments to complete the construction of the build-to-suit assets is $104,628 as of June 30, 2024.
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
All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$14,370	$9,633	$30,184	$22,918
Net income attributable to non-controlling interests	(1,234)	(1,787)	(2,917)	(4,762)
Net income attributable to ORENT shareholders	$13,136	$7,846	$27,267	$18,156

Net income attributable to dilutive OP Units	1,234	—	2,917	—
Net income attributable to ORENT shareholders - dilutive	$14,370	$—	$30,184	$—

Weighted average number of common shares outstanding - basic	292,992,195	127,321,209	265,106,090	112,784,711
Effect of dilutive unvested grants of restricted Class I shares	38,683	16,212	38,683	16,212
Effect of dilutive OP Units	28,916,411	—	28,807,652	—
Weighted average shares of common shares outstanding - dilutive	321,947,289	127,337,421	293,952,425	112,800,923

Net income per common share - basic	$0.04	$0.06	$0.10	$0.16
Net income per common share - diluted	$0.04	$0.06	$0.10	$0.16
The computation of diluted net income per common share for the three and six months ended June 30, 2024 includes 38,683 dilutive restricted Class I shares. The computation of diluted net income per common share for the three and six months ended June 30, 2024 includes 28,916,411 and 28,807,652 dilutive NLT OP Units, respectively.
The computation of diluted net income per common share for the three and six months ended June 30, 2023 includes 16,212 dilutive restricted Class I shares. The computation of diluted net income per common share for the three and six months ended June 30, 2023 excludes 27,779,181 and 28,404,641 potentially dilutive NLT OP Units because their effect would have been anti-dilutive.
15.    Segment Reporting
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors.
The Company’s Chief Executive Officer is responsible for allocating resources and assessing performance, and as such is the CODM. The CODM reviews information at the consolidated entity level, and does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance or allocating resources. Accordingly, the Company has one operating segment and one reportable segment as of June 30, 2024.
16.     Income Taxes
The Company has elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2022. The Company has also elected for some of its subsidiaries to be treated as taxable REIT subsidiaries (“TRSs”), which are subject to federal and state income taxes.
For the three and six months ended June 30, 2024, the Company incurred income tax expense of $1,108 and $1,412, respectively. The Company did not incur any income tax expense for the three and six months ended June 30, 2023.
The components of income tax expense for three and six months ended June 30, 2024 were as follows:

Current Expense	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
U.S. Federal	$74	$112
U.S. State	32	73
Foreign	906	906
Total current expense	$1,012	$1,091
Deferred Tax Expense
U.S. Federal	$62	$219
U.S. State	34	102
Total deferred tax expense	$96	$321
Total income tax expense, net	$1,108	$1,412
Income tax expense is higher than expected pretax book income of the TRS at the 21% federal statutory rate as a result of basis differences on intercompany transfers of property to the TRS and state and local tax expense.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for GAAP purposes and the amount used for income tax purposes. As of June 30, 2024, the Company had a net deferred tax liability of $247 related to its DST program included within Other liabilities in the Condensed Consolidated Balance Sheets, comprised of a deferred tax asset of $397 for organization expenses and a deferred tax liability of $644 for basis differences in real property. As of December 31, 2023, the Company had a net deferred tax asset of $71 included within Other assets in the Condensed Consolidated Balance Sheets, comprised of a deferred tax asset of $390 for organization expenses and a deferred tax liability of $319 for basis differences in real property.
Generally, the Company is subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2022 and subsequent years. The Company is subject to audit under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to its Canadian entities for the year ended December 31, 2022 and subsequent years.
17.    Subsequent Events
In preparation of the accompanying Condensed Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after June 30, 2024 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from June 30, 2024 through the date the financial statements were issued.
Financings
On July 19, 2024, the Company repaid the outstanding principal on a mortgage note payable maturing in 2024 through use of proceeds of $85,073 from its revolving credit facility.
Proceeds from the Issuance of Common Shares
From July 1, 2024 through the date the financial statements were issued, the Company sold an aggregate of 37,334,420 shares of its common shares (consisting of 14,722,106 Class S shares, 4,662,668 Class N shares, — Class D shares, and 17,949,646 Class I shares) resulting in net proceeds of $378,698 to the Company as payment for such shares.

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
As of June 30, 2024, we have received net proceeds of $3,125,553 from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class N, Class D, and Class I units of NLT OP. NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
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
As of June 30, 2024, the Company has raised proceeds of $26,736 from its DST program including $267 of upfront fees earned at closing. As a result of the FMV Buyback Option, the sale of DST interests is offset by a financing obligation liability. The Company has elected to account for its DST financing obligation using the fair value option, and as such, the liability is remeasured at fair value on a recurring basis.
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
During the three months ended June 30, 2024, the persistence of both elevated inflation and interest rates, in conjunction with geopolitical uncertainty, including the ongoing hostilities in Eastern Europe and the Middle East, continued to weigh on industry deal activity. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
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

Q2 2024 Highlights (Results of Operations)
Operating Results
•Declared monthly net distributions totaling $53,529 for the three months ended June 30, 2024. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class N	Class D	Class I
Annualized Distribution Rate(1)	6.09%	6.38%	6.76%	6.89%
Year-to-Date Total Return, without upfront selling commissions(2)	3.33%	0.55%	3.63%	3.68%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(1.53)%	(1.42)%	0.79%	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	6.81%	6.76%	6.88%	8.01%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	4.82%	(15.82)%	6.01%	N/A
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
Investments
•Acquired 22 industrial and three retail properties for a total purchase price of $131,957 during the three months ended June 30, 2024, of which $26,916 relates to land acquired that involves build-to-suit arrangements and is accounted for as investments in loans receivable. These acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets.
•Disposed of one retail property and one parcel of excess land at an industrial property for total net proceeds of $5,260 and recognized a net gain on dispositions of real estate of $714 during the three months ended June 30, 2024.
•Invested $30,829 and sold $7,005 in real estate debt, consisting of CMBS investments during the three months ended June 30, 2024.
•Funded a capital call initiated by STORE of $33,750. The Company’s investment, combined with those of affiliates of the Company, through Ivory OSREC OS Aggregator (“OS Aggregator”) totaled $2,384,157, representing 25.0% of the closing capital contribution of STORE.
Capital Activity and Financings
•Raised net proceeds of $605,813 from the sale of our common shares and repurchased 2,372,508 of our common shares for $24,086 during the three months ended June 30, 2024.
•During the three months ended June 30, 2024, we incurred and paid down our mortgage notes and credit facility debt as follows: (i) incurred and paid down secured debt of $43,000 and $393, respectively; and (ii) incurred and paid down unsecured debt of $233,282 and $313,626, respectively.
•Repaid the outstanding balance of $200,000 on the affiliate line of credit.
•Repaid the $153,394 outstanding balance on the promissory notes with SuNNNy Days, LLC, an affiliate of GIC, which the Company borrowed to purchase the remaining interests under the STORE Forward Interest Purchase Agreement.
Overall Portfolio
•Our portfolio as of June 30, 2024 consisted of investments in real estate (57%), investments in leases (12%), investments in real estate debt (2%), and investments in unconsolidated real estate affiliates (29%), based on fair value.

•Our 231 properties as of June 30, 2024 consisted of Industrial (61%), Retail (25%), Land (7%), and Office (7%), based on fair value.
•Our investments in real estate debt as of June 30, 2024, consisted of a commercial real estate loan and CMBS. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.
•Our investments in unconsolidated real estate affiliates consisted of equity investments in STORE, Tenneco JV, and Fleet Farm JV. As of June 30, 2024, our investments in STORE, Tenneco JV, and Fleet Farm JV were $1,543,826, $27,567, and $5,996, respectively.
Investment Portfolio
Real Estate Investments
The following chart describes the diversification of our investments in real estate by property type1 based on fair value as of June 30, 2024:

Property Type [1]

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

The following table provides a summary of our portfolio as of June 30, 2024, including Investments in real estate and Investments in leases – financing receivables:

Property Type (1)	Number of Properties	Sq. Feet (in thousands)	Occupancy Rate (4) (5)	Average Effective Annual Base Rent Per Leased Sq. Foot	Gross Asset Value (3)	Annual Base Rent	Percentage of Total Revenue
Industrial (2)	62	21,557	100%	$6.00	$2,378,504	$128,367	58%
Retail (2)	163	3,421	96%	$15.70	971,379	53,573	24%
Land	2	1,526	N/A	$12.30	267,605	18,791	9%
Office	4	1,006	100%	$19.90	263,736	19,996	9%
Total	231	27,510			$3,881,224	$220,727	100%
__________
(1)Excludes indirect investment in STORE.
(2)Includes properties owned by unconsolidated entities.
(3)Based on fair value as of June 30, 2024.
(4)Occupancy rate is calculated as the percentage of square footage leased.
(5)Land and build-to-suit investments are excluded from Occupancy Rate.

Real Estate and Leases
The following table provides information regarding our real estate property types as of June 30, 2024:

Property Type and Investment (1)	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Sq. Feet (in thousands)	Occupancy Rate (7)
Industrial:
Amazon	5	Various	Aug. - Dec. 2022	100%	4,964	100%
Dorel Industries	1	Cornwall, ON	November 2022	100%	492	100%
EquipmentShare.com (6)	32	Various	Oct. - Nov. 2022, June 2024	100%	5,788	100%
Magna International	1	Bowling Green, KY	September 2022	100%	1,176	100%
Paradigm	3	Various	October 2022	100%	314	100%
Whirlpool	1	Amana, IA	November 2022	100%	1,572	100%
Tenneco(2)	11	Various	Dec. 2022 - Jul. 2023	100% / 51%	3,437	100%
LOC Performance	2	Various	March 2023	100%	990	100%
QVC	2	Various	January 2023	100%	2,166	100%
Save Mart (4)	2	Various	September 2023	100%	555	100%
Quanta Cloud	1	San Jose, CA	June 2024	100%	91	100%
Johnson Controls	1	Seattle, WA	September 2022	100%	12	100%
Retail:
Cracker Barrel	53	Various	September 2022	100%	537	100%
Fleet Farm (2)	2	Various	August 2022	49%	428	100%
Ramoco Fuels NC LLC (5)	27	Various	September 2023	100%	94	100%
Convenience Store Operator (5)	28	Various	September 2023	100%	143	—%
Walgreen Co.	29	Various	September 2022	100%	425	100%
Maverick Gaming	11	Various	Sept. 2022 - Jul. 2023	100%	317	100%
Save Mart	10	Various	July 2023	100%	475	100%
LV Petroleum (6)	3	Various	May - June 2024	100%	1,002	100%
Office:
Chubb	2	Whitehouse, NJ	November 2022	100%	429	100%
Energy Center	1	Houston, TX	October 2022	100%	524	100%
EquipmentShare.com	1	Colombia, MO	October 2022	100%	53	100%
Land:
Bally's	1	Chicago, IL	November 2022	100%	1,311	N/A(3)
HOF Village Waterpark	1	Canton, OH	November 2022	100%	215	N/A(3)
Total	231				27,510
__________________
(1)Excludes indirect investment in STORE which owns properties leased to tenants on a triple-net lease basis

(2)Includes properties owned by unconsolidated entities. Ownership Interest less than 100% represents percentage of unconsolidated affiliate owned by the Company
(3)Land and build-to-suit investments are excluded from Occupancy Rate.
(4)Properties contributed to DST Program, but remain consolidated under GAAP. As of June 30, 2024, approximately 31% of the DST interests has been sold to third parties.
(5)Properties previously leased to SQRL Holdings and initially acquired in September 2022.
(6)Includes build-to-suit assets currently in development.
(7)Occupancy Rate is calculated as the percentage of square footage leased.

Lease Expirations
The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of June 30, 2024 (square feet data in thousands):

Year	Number of Expiring Leases	Annualized Base Rent	% of Total Annualized Base Rent Expiring	Square Feet (in thousands)	% of Total Square Feet Expiring
2024 (remaining)	—	$—	—%	—	—%
2025	—	—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	1	1,946	1%	191	1%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	2	10,554	5%	1,187	6%
2033	16	5,158	2%	233	1%
Thereafter	162	203,069	92%	19,236	92%
Total	181	$220,727	100%	20,847	100%

STORE
As of June 30, 2024, the Company holds a 16.1% ownership interest in STORE, which owns 3,230 properties in the United States, leased to 625 tenants in various industries on a triple-net basis. We initially acquired the investment in STORE in February 2023 with incremental interests purchased throughout 2023 and during the six months ended June 30, 2024. We have determined that STORE is a significant subsidiary under SEC Regulation S-X 10-01(b) as of June 30, 2024. Accordingly, the Company is required to include STORE’s summarized statement of operations information for the three and six months ended June 30, 2024. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—4. Investments in Unconsolidated Real Estate Affiliates” for the summarized statement of operations.
Investments in Real Estate Debt
The following table details our investments in real estate debt as of June 30, 2024 (in thousands):

Type of Security/Loan	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR +4%	10/26/2033	$54,499	$53,946	$54,190
Commercial real estate loan (3)	14%	7/12/2025	43,435	43,435	43,435
Total investments in real estate debt	11%		$97,934	$97,381	$97,625
__________________
(1)The term secured overnight financing rate (“SOFR”) refers to the relevant floating benchmark rates, one-month SOFR.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)The borrower for the commercial real estate loan is NLCA Real Estate Holdings, LLC.

Results of Operations
The following table sets forth the results of our operations for the three months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended		Change
	June 30, 2024	June 30, 2023	$
Revenues
Rental revenue	$48,717	$44,954	$3,763
Income from Investment in leases - Financing receivables	15,037	13,960	1,077
Total revenues	63,754	58,914	4,840

Expenses
Rental property operating	6,701	3,397	3,304
General and administrative	7,530	4,264	3,266
Impairment charges	4,849	—	4,849
Management fee	10,323	4,986	5,337
Performance participation allocation	8,333	8,134	199
Depreciation and amortization	23,115	15,562	7,553
Total expenses	60,851	36,343	24,508
Other income (expense)
Income from unconsolidated real estate affiliates	40,094	13,180	26,914
Net gain on dispositions of real estate	714	—	714
Interest expense	(31,838)	(28,207)	(3,631)
Interest income	2,854	2,055	799
Other income, net	751	34	717
Total other income (expense), net	12,575	(12,938)	25,513
Net income before income taxes	$15,478	$9,633	$5,845
Income tax expense	1,108	—	1,108
Net income	14,370	9,633	4,737
Net income attributable to non-controlling interests	(1,234)	(1,787)	553
Net income attributable to ORENT shareholders	$13,136	$7,846	$5,290
Net income per common share – basic	$0.04	$0.06
Net income per common share – diluted	$0.04	$0.06
Weighted-average common shares outstanding, basic	292,992,195	127,321,209
Weighted-average common shares outstanding, diluted	321,947,289	127,337,421
Rental Revenue
Rental revenue from our income property operations was $48,717 for the three months ended June 30, 2024 and $44,954 for the three months ended June 30, 2023. The increase in respective revenues during the periods presented is primarily due to an increase in the real estate portfolio from 170 properties as of June 30, 2023 to 182 properties as of June 30, 2024, as well as an increase in expense recovery income included in variable lease payments from June 30, 2023 to June 30, 2024.
Income from Investment in Leases - Financing Receivables
Income from investment in leases - financing receivables was $15,037 for the three months ended June 30, 2024 and $13,960 for the three months ended June 30, 2023. The increase in respective revenues during the periods presented is due to an increase in the investment properties that were accounted for as financing receivables from 14 at June 30, 2023 to 19 at June 30, 2024, resulting from failed sales-leaseback transactions under U.S. GAAP for the three months ended June 30, 2024.
Rental Property Operating Expenses
Rental property expenses were $6,701 for the three months ended June 30, 2024, and $3,397 for the three months ended June 30, 2023. The increase is primarily the result of an increase in our current year maintenance, insurance, and real estate tax expenses.
General and Administrative Expenses
General and administrative expenses were $7,530 for the three months ended June 30, 2024 and $4,264 for the three months ended June 30, 2023. The increase in respective general and administrative expenses is primarily due to increases in salaries expense and legal fees
Impairment of Intangibles
During the three months ended June 30, 2024, the Company recognized $4,849 of impairment charges related to lease intangibles and straight-line rent receivable for properties previously leased to SQRL Holdings.
Management Fee
The management fee for the three months ended June 30, 2024 and 2023 was $10,323 and $4,986, respectively. The increase was primarily due to an increase in NAV.
Performance Participation Allocation
Performance participation allocation was $8,333 for the three months ended June 30, 2024 and $8,134 for the three months ended June 30, 2023. The increase was primarily due to increases in the NAV for NLT OP.
Depreciation and Amortization
Depreciation and amortization was $23,115 for the three months ended June 30, 2024 and $15,562 for the three months ended June 30, 2023. The increase in depreciation and amortization during the periods presented is due to an increase in the real estate portfolio from 170 properties as of June 30, 2023, to 182 properties as of June 30, 2024, as well as assets placed in service during 2023 that were previously under construction.
Income from Unconsolidated Real Estate Affiliates
Income from unconsolidated real estate affiliates was $40,094 for the three months ended June 30, 2024, and $13,180 for the three months ended June 30, 2023. The increase in Income from Unconsolidated Real Estate Affiliates is primarily due to the increase in the Company’s ownership in STORE.
Net Gain on Dispositions of Real Estate
During the three months ended June 30, 2024, the Company recognized a net gain on dispositions of real estate of $714. The Company disposed of one retail property and a parcel of excess land at one industrial property for total proceeds of $5,260.
Interest Expense
Interest expense was $31,838 for the three months ended June 30, 2024, and $28,207 for the three months ended June 30, 2023. The increase in expense was primarily due to an increase in credit facility borrowings, interest on the FIPA loan incurred during the three months ended June 30, 2024, and a reduction in capitalized interest for properties under construction, as the properties were placed in service in 2023.
Interest Income
Interest income was $2,854 and $2,055 for the three months ended June 30, 2024 and 2023, respectively. The increase in interest income in the current year was primarily due to higher interest income on our investments in real estate debt, as well as an increase in interest earned on our deposits with banks.

Other Income, net
For the three months ended June 30, 2024 the Company recognized other income, net of $751, compared to other income, net of $34 for the three months ended June 30, 2023. The change was primarily due to gains on derivatives for which the Company has not elected hedge accounting and higher transaction expenses, offset by decreases in expenses related to our DST Program.

The following table sets forth the results of our operations for the six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Six Months Ended		Change
	June 30, 2024	June 30, 2023	$
Revenues
Rental revenue	$99,671	$90,995	$8,676
Income from Investment in leases - Financing receivables	29,571	27,629	1,942
Other revenue	129,242	118,624	10,618

Expenses
Rental property operating	12,788	10,686	2,102
General and administrative	11,510	7,572	3,938
Impairment charges	4,849	—	4,849
Management fee	18,804	9,058	9,746
Performance participation allocation	15,162	8,134	7,028
Depreciation and amortization	46,152	28,670	17,482
Total expenses	109,265	64,120	45,145
Other income (expense)
Income from unconsolidated real estate affiliates	73,394	16,774	56,620
Net gain on dispositions of real estate	714	—	714
Interest expense	(69,103)	(52,333)	(16,770)
Interest income	6,099	3,944	2,155
Other income, net	515	29	486
Total other income (expense), net	11,619	(31,586)	43,205
Net income before income taxes	31,596	22,918	8,678
Income tax expense	1,412	—	1,412
Net income	$30,184	$22,918	$7,266
Net income attributable to non-controlling interests	(2,917)	(4,762)	1,845
Net income attributable to ORENT shareholders	$27,267	$18,156	$9,111
Net income per common share – basic	$0.10	$0.16
Net income per common share – diluted	$0.10	$0.16
Weighted-average common shares outstanding, basic	265,106,090	112,784,711
Weighted-average common shares outstanding, diluted	293,952,425	112,800,923
Rental Revenue
Rental revenue from our income property operations was $99,671 for the six months ended June 30, 2024 and $90,995 for the six months ended June 30, 2023. The increase in respective revenues during the periods presented is primarily due to an increase in the real estate portfolio from 170 properties as of June 30, 2023 to 182 properties as of June 30, 2024, contractual rent increases across the existing portfolio, and an increase in expense recovery income included in variable lease payments from June 30, 2023 to June 30, 2024.
Income from Investment in Leases - Financing Receivables
Income from investment in leases - financing receivables was $29,571 for the six months ended June 30, 2024 and $27,629 for the six months ended June 30, 2023. The increase in respective revenues during the periods presented is due to an increase in the investment properties that were accounted for as financing receivables from 14 at June 30, 2023 to 19 at June 30, 2024, resulting from failed sales-leaseback transactions under U.S. GAAP for the six months ended June 30, 2024
Rental Property Operating Expenses
Rental property operating expenses were $12,788 for the six months ended June 30, 2024 and $10,686 for the six months ended June 30, 2023. The increase was primarily the result of an increase in our current year real estate tax expense estimate, state and local taxes, and insurance expense, offset by decreased maintenance expense compared to the prior year.
General and Administrative Expenses
General and administrative expenses were $11,510 for the six months ended June 30, 2024 and $7,572 for the six months ended June 30, 2023. The increase in respective general and administrative expense is primarily due to increases in salaries expense and legal fees.
Impairment of Intangibles
During the six months ended June 30, 2024, the Company recognized $4,849 of impairment charges related to properties previously leased to SQRL Holdings.
Management Fee
The management fee for the six months ended June 30, 2024 and 2023 was $18,804 and $9,058, respectively. The increase was primarily due to an increase in NAV.
Performance Participation Allocation
Performance participation allocation was $15,162 for the six months ended June 30, 2024 and $8,134 for the six months ended June 30, 2023. The increase was due to increases in NAV for NLT OP.
Depreciation and Amortization
Depreciation and amortization was $46,152 for the six months ended June 30, 2024 and $28,670 for the six months ended June 30, 2023. The increase in depreciation and amortization during the periods presented is due to an increase in the real estate portfolio from 170 properties as of June 30, 2023, to 182 properties as of June 30, 2024, as well as assets placed in service during 2023 that were previously under construction.
Income from Unconsolidated Real Estate Affiliates
Income from unconsolidated real estate affiliates was $73,394 for the six months ended June 30, 2024 and $16,774 for the six months ended June 30, 2023. The increase in Income from Unconsolidated Real Estate Affiliates is primarily due to the increase in the Company’s ownership in STORE.
Gain on Dispositions of Real Estate
During the six months ended June 30, 2024, the Company recognized a net gain on dispositions of real estate of $714. The Company disposed of one retail property and one parcel of excess land at an industrial property for total proceeds of $5,260.
Interest Expense
Interest expense was $69,103 for the six months ended June 30, 2024 and $52,333 for the six months ended June 30, 2023. The increase in expense was primarily due to an increase in credit facility borrowings, interest on the STORE FIPA loan, and a reduction in capitalized interest for properties under construction, as the properties were placed in service in 2023.
Interest Income
Interest income was $6,099 and $3,944 for the six months ended June 30, 2024 and 2023, respectively. The increase in interest income in the current year was primarily due to higher interest income on our investments in real estate debt, as well as an increase in interest earned on our deposits with banks.

Other Income, net
For the six months ended June 30, 2024, the Company recognized other income, net of $515, compared to other income, net of $29 for the six months ended June 30, 2023. The change was primarily due to gains on derivatives for which the Company has not elected hedge accounting, offset by higher transaction expenses as well as expenses related to our DST Program.

Net Asset Value and NAV Per Share Calculation
Each class has an undivided interest in our assets and liabilities, other than class-specific ongoing servicing fees. In accordance with the valuation guidelines, our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components, includes the estimated fair value of (1) each of our properties (including the DST Properties), (2) our real estate debt and other securities for which third-party market quotes are available, (3) our other real estate debt and other securities, if any, and (4) our other assets and liabilities. The NAV for each class of shares will be based on the net asset values of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any performance participation to Blue Owl Oak Trust Carry LLC, a controlled subsidiary of Blue Owl, and Blue Owl Real Estate Net Lease Trust CPV LP, controlled by senior and other officers of Blue Owl (each a “Special Limited Partner”) and the deduction of any ongoing servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, any class-specific adjustments are incorporated into our NAV, including additional issuances and repurchases of our Shares and accruals of class-specific ongoing servicing fees. For each applicable class of shares, the ongoing servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of Shares outstanding for that class at the end of such month.
Our total NAV presented in the following tables includes the NAV of our Class S, Class N, Class D, and Class I common shares, as well as the partnership interests of NLT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of June 30, 2024 (dollars are in thousands):

Components of NAV	June 30, 2024
Cash and cash equivalents	$101,571
Restricted cash	68,574
Investments in real estate, net	2,919,937
Investment in leases - financing receivables	609,891
Investments in real estate debt	124,541
Intangible assets, net	172,572
Investments in unconsolidated real estate affiliates	1,578,429
Other assets	41,622
Mortgage notes and credit facility	(1,931,561)
Due to Affiliates	(17,684)
Accounts payable and accrued expenses	(92,686)
Other Liabilities	(69,278)
Net Asset Value	$3,505,928
Number of outstanding shares/units	345,745,816

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2024 (dollars are in thousands except for per share amounts):

NAV per share	Class S Shares	Class N Shares	Class D Shares	Class I Shares		Third - Party Operating Partnership Units (2)	Total
NAV	$1,473,319	$19,428	$12,092	$1,705,484		$295,605	$3,505,928
Number of outstanding shares/units	145,774,129	1,907,909	1,209,667	167,774,419	(1)	29,079,692	345,745,816
NAV Per Share/Unit as of June 30, 2024	$10.1069	$10.1828	$9.9958	$10.1653		$10.1653
__________________
(1)Includes Class I Shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of NLT OP held by the Special Limited Partners and parties other than us.
The following table details the weighted average capitalization rate by property type, which is the key assumptions used in the valuations as of June 30, 2024:

Property Type	Capitalization Rate (1)
Industrial	5.6%
Land	7.0%
Office	8.1%
Retail	6.5%
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

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Land	Office	Retail
Capitalization Rate	0.25 % Decrease	+3.5%	+3.4%	+3.4%	+4.4%
(weighted average)	0.25 % Increase	(3.6)%	(3.2)%	(3.2)%	(4.0)%

The following table reconciles shareholders’ equity and NLT OP partner’s capital per our Consolidated Balance Sheet to our NAV (in thousands):

June 30, 2024
Shareholder's equity	$2,873,482
Non-controlling interests attributable to NLT OP	254,136
Redeemable non-controlling interests	23,687
Redeemable common shares	62,068
Total partners' capital of NLT OP under GAAP	3,213,373
Adjustments:
Accrued shareholder servicing fee	77,423
Accrued organization and offering costs	10,593
Accumulated depreciation and amortization under GAAP	149,921
Unrealized net real estate and real estate debt appreciation	104,855
Accrued interest on financing receivables	(20,064)
Straight-line rent	(30,173)
NAV	$3,505,928
The following details the adjustments to reconcile GAAP shareholders’ equity and total partners’ capital of NLT OP to our NAV:
•Under GAAP, we accrue the ongoing shareholder servicing fee as an offering cost at the time we sell the Class S, Class N, and Class D shares. For purposes of calculating NAV, we recognize the ongoing servicing fee as a reduction of NAV on a monthly basis when such fee is paid.
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
Distributions
Beginning September 21, 2022, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Class S, Class D, and Class I common shares received aggregate gross distributions of $0.1751 and $0.3500 per share for the three and six months ended June 30, 2024, respectively. Class N received aggregate gross distributions per share of $0.0584 per share for the three and six months ended June 30, 2024 as Class N shares were only outstanding for one month of the period. The net distribution varies for each class of common shares based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the six months ended June 30, 2024 and 2023:

Record Date	Class S	Class N	Class D	Class I
January 31, 2024	$0.0512	$—	$0.0563	$0.0583
February 29, 2024	0.0512	—	0.0563	0.0583
March 31, 2024	0.0512	—	0.0562	0.0583
April 30, 2024	0.0512	—	0.0562	0.0583
May 31, 2024	0.0512	—	0.0562	0.0584
June 30, 2024	0.0512	0.0541	0.0563	0.0584
Total	$0.3072	$0.0541	$0.3375	$0.3500

Record Date	Class S	Class N	Class D	Class I
January 31, 2023	$0.0511	$—	$0.0562	$0.0583
February 28, 2023	0.0512	—	0.0563	0.0583
March 31, 2023	0.0510	—	0.0562	0.0584
April 30, 2023	0.0511	—	0.0562	0.0583
May 31, 2023	0.0512	—	0.0563	0.0583
June 30, 2023	0.0511	—	0.0562	0.0584
Total	$0.3067	$—	$0.3374	$0.3500
The following table details our distributions declared for the three and six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$30,678	57%	$11,960	57%	$55,789	57%	$21,560	58%
Reinvested in shares	22,851	43%	8,915	43%	41,968	43%	15,394	42%
Total distributions	$53,529	100%	$20,875	100%	$97,757	100%	$36,954	100%
Sources of Distributions
Cash flows from operating activities (1)	$53,529	100%	$20,877	100%	$97,757	100%	$36,949	100%
Offering proceeds	—	—%	—	—%	—	—%	—	—%
Total sources of distributions	$53,529	100%	$20,877	100%	$97,757	100%	$36,949	100%

Cash flows from operating activities	$36,833		$30,218		$73,737		$77,171
Funds from Operations (2)	$38,072		$20,743		$72,842		$41,296
Adjusted Funds from Operations (2)	$39,084		$31,856		$73,975		$54,903
______________
(1)As of June 30, 2024, our inception to date cash flows from operating activities have funded 100% of our distributions.
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
The following table presents a reconciliation of net income (loss) attributable to ORENT shareholders to FFO and AFFO attributable to ORENT shareholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income attributable to ORENT shareholders	$13,136	$7,846	$27,267	$18,156
Adjustments to arrive at FFO:
Depreciation and amortization	23,115	15,562	46,152	28,670
Impairment charges	4,849	—	4,849	—
Net gain on dispositions of real estate	(714)	—	(714)	—
Amount attributable to investment in unconsolidated affiliate	149	149	298	298
Amount attributable to non-controlling interests for above adjustments	(2,463)	(2,814)	(5,010)	(5,828)
FFO attributable to ORENT shareholders	38,072	20,743	72,842	41,296
Adjustments to arrive at AFFO:
Straight-line rental income	(4,006)	(4,356)	(9,118)	(8,518)
Amortization of ground lease and below market lease intangibles	102	129	204	258
Amortization of mortgage discount	—	92	—	251
Unrealized gains on foreign currency derivatives	(588)	(9)	(1,189)	(9)
Unrealized gains from changes in fair value of financial instruments	134	—	(100)	—

Adjustment for investments accounted for under fair value option	(13,122)	—	(22,121)	—
Unrealized loss from changes in fair value of DST financing obligation	319	—	560	—
Provision for credit losses	1,760	888	742	816
Accretion of tenant loan receivable	(4,167)	(2,505)	(7,803)	(4,966)
Performance participation allocation	8,333	8,134	15,162	8,134
Management fee	10,323	4,986	18,804	9,058
Interest on affiliate line of credit	1,862	4,415	5,420	8,491
Organization costs	36	170	(113)	289
Amortization of deferred financing costs	3,395	3,300	6,726	6,430
Shareholder servicing fees	(2,931)	(1,356)	(5,242)	(2,470)
Amount attributable to investment in unconsolidated affiliate	(49)	(54)	(98)	(108)
Amount attributable to non-controlling interests for above adjustments	(389)	(2,721)	(701)	(4,049)
AFFO attributable to ORENT shareholders	$39,084	$31,856	$73,975	$54,903
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $101,571 and $200,384 available under our credit facility as of June 30, 2024. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $1,138,233 for the six months ended June 30, 2024, as well as through the ability to sell our CMBS investments with a fair value of $54,190 as of June 30, 2024. Additionally, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate.
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
Capital Resources
As of June 30, 2024, our indebtedness included loans secured by our properties, unsecured credit facilities, and an affiliate note payable.

The following table is a summary of our indebtedness as of June 30, 2024 (in thousands):

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)(6)	Weighted Average Maturity Date	Maximum Facility Size	June 30, 2024	December 31, 2023
Mortgage notes & credit facility:
Unsecured term loan credit facility(2)	S + 1.65%	8/11/2027	$1,165,500	$1,165,500	$1,095,500
Unsecured revolving credit facility(3)	S + 1.68%	8/11/2026	$724,500	339,094	231,255
Fixed rate mortgages	6.25%	4/6/2029	N/A	43,000	—
Variable rate mortgages (4)	S + 2.50%	11/5/2024	N/A	397,108	546,005
Deferred financing costs, net				(13,293)	(13,172)
Total Mortgage notes & credit facility, net:				$1,931,409	$1,859,588

Affiliate line of credit
Affiliate line of credit(5)	S + 1.55%	6/30/2024	N/A	—	200,000
Affiliate line of credit, net:				$—	$200,000
Total indebtedness				$1,931,409	$2,059,588
_______________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), and one-month SONIA as applicable to each loan. As of June 30, 2024, we have outstanding interest rate swaps and interest rate caps that mitigate our exposure to potential future interest rate increases under our floating-rate debt. See further discussion of outstanding interest rate swaps and caps below.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the six months ended June 30, 2024 was 6.89% (unhedged) and 5.26% (hedged). As of June 30, 2024, we have outstanding interest rate swaps with aggregate notional values of $700,000, $250,000, $145,500 and $70,000 that are structured such that the SOFR rates result in fixed rates of 3.65%, 3.42%, 4.23% and 3.67%, respectively.
(3)The unsecured revolving credit facility bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured revolving credit facility for the six months ended June 30, 2024 was 6.95% (unhedged) and 6.51% (hedged). As of June 30, 2024, we have an outstanding interest rate swap with an aggregate notional value of $30,000 that is structured such that the SOFR rate results in a fixed rate of 3.67%.
(4)In March 2023, certain of our mortgages were amended to transition certain London interbank offered rate (“LIBOR”)-based rates to certain replacement reference rates. As of June 30, 2024, this reference rate transition has impacted only certain of our mortgages. We have interest rate swaps and caps with an aggregate notional value of $45,927 and $382,870, respectively, as of June 30, 2024, that are structured such that the variable rates result in a fixed rate of 3.74% and a capped rate of 3.00%, respectively.
(5)The affiliate note payable bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the affiliate note payable for the six months ended June 30, 2024 was 6.97%.
(6)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.

On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering. The Company is authorized to issue an unlimited number of each of its four classes of shares of its common shares (Class S shares, Class N shares, Class D shares, and Class I shares).
As of August 2, 2024, we had received net proceeds of $3,475,815 from selling an aggregate 341,581,244 common shares in the private offering (consisting of 159,882,016 Class S shares, 6,570,577 Class N shares, 6,006,070 Class D shares, and 169,122,581 Class I shares).
Cash Flows
Cash flows provided by operating activities was $73,737 for the six months ended June 30, 2024 compared to $77,171 for the six months ended June 30, 2023. The change in cash flows provided by operating activities was primarily due to an increase in payments of amounts due to affiliates and payments of accounts payable and accrued expenses compared to the six months ended June 30, 2023.
Cash flows used in investing activities was $687,912 for the six months ended June 30, 2024 compared to $682,109 for the six months ended June 30, 2023. The change in cash flows used in investing activities for the six months ended June 30, 2024 was primarily due to an increase in investments in unconsolidated real estate affiliates of $193,109, offset by lower investments in real estate.

Cash flows provided by financing activities was $646,547 for the six months ended June 30, 2024 compared to $604,985 for the six months ended June 30, 2023. The change in cash flows provided by financing activities was primarily due to an increase of $555,301 from the issuance of our common shares offset by an increase in payments of our mortgage notes and credit facilities, affiliate line of credit, other borrowings, and distributions.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain, as described in our 2023 Form 10-K for the year ended December 31, 2023. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of changes to our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions for the six months ended June 30, 2024. See Note 2 to our condensed consolidated financial statements for further descriptions of the below accounting policies.
Investments in Real Estate
Land acquired under build-to-suit arrangements in a sale-leaseback transaction is accounted for as an investment in loans receivable as the related lease is not deemed to have commenced until the constructed assets are substantially complete. These investments are included within Investments in real estate debt within the Condensed Consolidated Balance Sheets. Other tangible assets acquired under such arrangements are recorded as construction in progress upon acquisition as the Company controls the assets during construction.
Recent Accounting Pronouncements
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—2. Summary of Significant Accounting Policies and Estimates” for a discussion concerning recent accounting pronouncements.
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of June 30, 2024 (in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$1,944,702	$351,157	$385,045	$1,208,500	$—
Organizational and offering costs	10,593	2,354	7,062	1,177	—
Total	$1,955,295	$353,511	$392,107	$1,209,677	$—

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of floating rate financings with staggered maturities and through interest rate hedging agreements to fix all or a portion of our variable rate debt. As of June 30, 2024, the outstanding principal balance of our indebtedness was $1.9 billion and consisted of mortgage notes, term loan credit facilities, and unsecured revolving credit facilities.
Certain of our mortgage notes, term loan credit facilities, unsecured revolving credit facilities and affiliate note payable are variable rate and indexed to one-month SOFR, three-month SOFR, one-month EURIBOR, and one-month SONIA (collectively, the “Reference Rates”). We have executed interest rate swaps for a portion of these borrowings to hedge the risk of increasing interest rates. For the three and six months ended June 30, 2024, a 10 basis point increase in each of the Reference Rates would have resulted in increased interest expense of $0.4 million and $0.8 million, respectively. Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program.
Investments in Real Estate Debt
As of June 30, 2024 and December 31, 2023, we held $124.5 million and $87.2 million of investments in real estate debt, respectively, of which $97.6 and $87.2 are reported at fair value, respectively, on our Condensed Consolidated Balance Sheet. Our investments in real estate debt consist of floating-rate and fixed rate debt. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and six months ended June 30, 2024, a 10 basis point increase or decrease in the Reference Rates would have resulted in an inconsequential increase or decrease to income from investments in real estate debt.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of June 30, 2024 and December 31, 2023, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $9.8 million and $8.7 million, respectively.
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
PART II - OTHER INFORMATION
ITEM 1    LEGAL PROCEEDINGS
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of June 30, 2024, we were not involved in any material legal proceedings.
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
In September 2022, we began accepting subscriptions from investors providing for the private placement of our Shares. As of August 2, 2024, we have sold 159,882,016 Class S Shares, 6,570,577 Class N Shares, 6,006,070 Class D Shares and 169,122,581 Class I Shares for an aggregate price of $3,475,815. These Shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D thereunder.
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
The following table sets forth purchases by the Company of its common shares during the three months ended June 30, 2024 under this publicly announced share repurchase program in effect for the period.

Repurchase Request Deadline	Total Number of Common Shares Purchased (a)	Average Price per Common Share (b)(1)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Approximately Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(2)
June 6, 2024	2,372,509	10.1522	2,372,509	—
Total	2,372,509	$10.1522	2,372,509	$—
_______________
(1)Repurchase pricing date was April 30, 2024.
(2)Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

From Inception through June 30, 2024, 2,283,508 Class I units in the Operating Partnership were issued to the Special Limited Partners. Subsequent to initial issuance, 1,390,806 Class I units were distributed to participants in the Special Limited Partners, with the remaining 892,702 Class I units held directly by the Special Limited Partners as of June 30, 2024. As of June 30, 2024, the Adviser held 8,498,468 Class I REIT shares, of which 6,055,528 shares were issued as payment of management fees and interest on the affiliate loan. The redemption of any Class I units held by the Special Limited Partner or Class I REIT shares held by the Adviser acquired as payment of management fee and interest earned by the Adviser occurs outside of our share repurchase plan.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the six months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the 1933 Act).

ITEM 6.     EXHIBITS
(b)Exhibits

3.1	Certificate of Trust of the Company, dated March 31, 2022 (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)
3.2
Certificate of Amendment to Certificate of Trust of Blue Owl Real Estate Net Lease Trust, effective July 6, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

3.3
Third Amended and Restated Declaration of Trust of Blue Owl Real Estate Net Lease Trust, dated as of April 19, 2024 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 23, 2024 and incorporated here by reference)

3.4
Second Amended and Restated Bylaws of Blue Owl Real Estate Net Lease Trust, dated as of July 6, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

4.1
Fourth Amended and Restated Share Repurchase Plan, dated April 19, 2024 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

4.2	Amended and Restated Distribution Reinvestment Plan of the Company (filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)
10.1
Fourth Amended and Restated Limited Partnership Agreement of Blue Owl NLT Operating Partnership LP, dated as of April 19, 2024 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

10.2
Amended and Restated Dealer Manager Agreement, dated as of April 19, 2024, between the Company, the Adviser and the Dealer Manager (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

10.3
Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

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
Date: August 8, 2024