Form 10-Q
period 2024-09-30
Blue Owl Real Estate Net Lease Trust
filed 2024-11-12
CIK 1944366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 11, 2024, the issuer had the following shares outstanding: 179,785,030 Class S shares, 12,246,318 Class N shares, 1,237,216 Class D shares, and 218,623,605 Class I shares.

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

PART I - FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$2,932,907	$2,715,832
Investments in unconsolidated real estate affiliates (includes $1,576,301 and $699,570 reported at fair value as of September 30, 2024 and December 31, 2023, respectively)	1,581,947	705,628
Investment in leases – Financing receivables, net	513,962	562,690
Investments in real estate debt (includes $159,007 and $87,209 reported at fair value as of September 30, 2024 and December 31, 2023)	186,772	87,209
Intangible assets, net	172,410	136,530
Cash and cash equivalents	113,372	59,087
Restricted cash	127,118	77,583
Other assets	59,571	49,209
Total assets	$5,688,059	$4,393,768

Liabilities and Equity
Mortgage notes and credit facilities, net	$1,497,603	$1,859,588
Unsecured senior notes, net	128,131	—
Affiliate line of credit	—	200,000
Due to affiliates	118,583	71,750
Accounts payable and accrued expenses	120,080	81,499
Other liabilities	93,080	47,071
Total liabilities	1,957,477	2,259,908

Redeemable non-controlling interests	32,071	17,976
Redeemable common shares	73,051	38,418

Equity
Common shares — Class S, $0.01 par value per share, 165,011,665 and 92,068,163 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,650	921
Common shares — Class N, $0.01 par value per share, 8,304,936 and — shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	83	—
Common shares — Class D, $0.01 par value per share, 1,230,261 and 4,488,818 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	12	45
Common shares — Class I, $0.01 par value per share, 191,250,046 and 101,651,731 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,912	1,016
Additional paid-in capital	3,588,122	1,948,355
Accumulated deficit and cumulative distributions	(205,284)	(132,638)
Accumulated other comprehensive income	(9,543)	3,052
Total Shareholders' Equity	3,376,952	1,820,751
Non-controlling interests	248,508	256,715
Total equity	3,625,460	2,077,466
Total liabilities and equity	$5,688,059	$4,393,768
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues
Rental revenue	$52,684	$48,071	$152,355	$139,066
Income from investment in leases - Financing receivables	17,133	15,044	46,704	42,673
Total revenues	69,817	63,115	199,059	181,739

Expenses
Rental property operating	6,513	6,818	19,301	17,504
General and administrative	6,732	15,976	18,242	23,548
Impairment charges	—	9,033	4,849	9,033
Management fee	12,330	6,045	31,134	15,103
Performance participation allocation	7,440	5,791	22,602	13,925
Depreciation and amortization	24,489	21,707	70,641	50,377
Total expenses	57,504	65,370	166,769	129,490

Other income (expense)
Income from unconsolidated real estate affiliates	22,811	13,152	96,205	29,926
Net gain on dispositions	42,906	—	43,620	—
Interest expense	(27,602)	(34,629)	(96,705)	(86,962)
Interest income	5,345	2,853	11,444	6,797
Other (expense) income, net	(4,344)	228	(3,829)	257
Total other income (expense), net	39,116	(18,396)	50,735	(49,982)
Net income (loss) before income taxes	$51,429	$(20,651)	$83,025	$2,267
Income tax expense	1,026	—	2,438	—
Net income (loss)	50,403	(20,651)	80,587	2,267
Net (income) loss attributable to non-controlling interests	(3,629)	2,858	(6,546)	(1,904)
Net income (loss) attributable to ORENT shareholders	$46,774	$(17,793)	$74,041	$363
Net income (loss) per common share – basic	$0.13	$(0.11)	$0.25	$—
Net income (loss) per common share – diluted	$0.13	$(0.11)	$0.25	$—
Weighted-average common shares outstanding, basic	357,017,433	156,903,346	295,966,833	127,652,548
Weighted-average common shares outstanding, diluted	386,191,878	156,919,558	324,923,336	127,668,760

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$50,403	$(20,651)	$80,587	$2,267
Other comprehensive income (loss):
Change in unrealized (loss) gain on derivative instruments	(35,237)	11,141	(10,595)	24,742
Change in unrealized gain on AFS investment in real estate debt	244	88	344	97
Foreign currency translation adjustment	7,306	(8,791)	(2,772)	773
Other comprehensive (loss) income	(27,687)	2,438	(13,023)	25,612
Comprehensive income (loss)	22,716	(18,213)	67,564	27,879
Comprehensive (income) loss attributable to non-controlling interests	(1,519)	2,504	(6,117)	(5,920)
Comprehensive income (loss) attributable to ORENT shareholders	$21,197	$(15,709)	$61,447	$21,959
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2024	$1,458	$19	$12	$1,617	$3,047,387	$16,035	$(193,046)	$2,873,482	$254,387	$3,127,869
Common shares issued	211	64	—	322	604,600	—	—	605,197	—	605,197
Offering costs	—	—	—	—	(15,302)	—	—	(15,302)	—	(15,302)
Distribution reinvestment	13	—	—	15	28,522	—	—	28,550	—	28,550
Common share repurchases	(32)	—	—	(42)	(74,436)	—	—	(74,510)	—	(74,510)
Amortization of restricted share grants	—	—	—	—	47	—	—	47	—	47
Net income (Net income of $392 allocated to redeemable NCI)	—	—	—	—	—	—	46,774	46,774	3,237	50,011
Other comprehensive loss (Other comprehensive loss of $186 allocated to redeemable NCI)	—	—	—	—	—	(25,578)	—	(25,578)	(1,923)	(27,501)
Distributions declared on common shares ($0.1750 gross per share)	—	—	—	—	—	—	(59,012)	(59,012)	—	(59,012)
Redeemable common share measurement adjustment	—	—	—	—	23	—	—	23	—	23
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	44	44
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(9,560)	(9,560)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(161)	—	—	(161)	—	(161)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(2,558)	—	—	(2,558)	2,323	(235)
Balance at September 30, 2024	$1,650	$83	$12	$1,912	$3,588,122	$(9,543)	$(205,284)	$3,376,952	$248,508	$3,625,460

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$921	$—	$45	$1,016	$1,948,355	$3,052	$(132,638)	$1,820,751	$256,715	$2,077,466
Common shares issued	749	83	14	877	1,746,124	—	—	1,747,847	—	1,747,847
Offering costs	—	—	—	—	(48,282)	—	—	(48,282)	—	(48,282)
Distribution reinvestment	32	—	—	35	68,599	—	—	68,666	—	68,666
Common share repurchases	(52)	—	—	(62)	(115,369)	—	—	(115,483)	—	(115,483)
Converted common shares	—	—	(47)	46	1	—	—	—	—	—
Amortization of restricted share grants	—	—	—	—	(240)	—	—	(240)	—	(240)
Net income (Net income of $579 allocated to redeemable NCI)	—	—	—	—	—	—	74,041	74,041	5,967	80,008
Other comprehensive loss (Other comprehensive loss of $103 allocated to redeemable NCI)	—	—	—	—	—	(12,595)	—	(12,595)	(325)	(12,920)
Distributions declared on common shares ($0.5250 gross per share)	—	—	—	—	—	—	(146,687)	(146,687)	—	(146,687)
Redeemable common share measurement adjustment	—	—	—	—	(1)	—	—	(1)	—	(1)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	127	127
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(23,695)	(23,695)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(598)	—	—	(598)	—	(598)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(10,467)	—	—	(10,467)	9,719	(748)
Balance at September 30, 2024	$1,650	$83	$12	$1,912	$3,588,122	$(9,543)	$(205,284)	$3,376,952	$248,508	$3,625,460

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2023	$654	$—	$33	$643	$1,298,867	$23,190	$(37,172)	$1,286,215	$271,815	$1,558,030
Common shares issued	123	—	5	173	308,330	—	—	308,631	—	308,631
Offering costs	—	—	—	—	(6,826)	—	—	(6,826)	—	(6,826)
Distribution reinvestment	6	—	1	5	11,317	—	—	11,329	—	11,329
Common share repurchases	(4)	—	—	(8)	(12,465)	—	—	(12,477)	—	(12,477)
Amortization of restricted share grants	—	—	—	—	37	—	—	37	—	37
Net loss (Net loss of $132 allocated to redeemable NCI)	—	—	—	—	—	—	(17,793)	(17,793)	(2,726)	(20,519)
Other comprehensive income (Other comprehensive income of $1 allocated to redeemable NCI)	—	—	—	—	—	2,082	—	2,082	355	2,437
Distributions declared on common shares ($0.1750 gross per share)	—	—	—	—	—	—	(25,866)	(25,866)	—	(25,866)
Redeemable common share measurement adjustment	—	—	—	—	(127)	—	—	(127)	—	(127)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	33	33
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(4,781)	(4,781)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(341)	—	—	(341)	—	(341)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(981)	—	—	(981)	953	(28)
Balance at September 30, 2023	$779	$—	$39	$813	$1,597,811	$25,272	$(80,831)	$1,543,883	$265,649	$1,809,532

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$434	$—	$14	$317	$744,852	$3,678	$(13,212)	$736,083	$293,567	$1,029,650
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	—	(5,162)	(5,162)	(1,995)	(7,157)
Common shares issued	343	—	26	502	890,692	—	—	891,563	—	891,563
Offering costs	—	—	—	—	(27,460)	—	—	(27,460)	—	(27,460)
Distribution reinvestment	14	—	1	11	26,697	—	—	26,723	—	26,723
Common share repurchases	(12)	—	(2)	(17)	(31,789)	—	—	(31,820)	—	(31,820)
Amortization of restricted share grants	—	—	—	—	111	—	—	111	—	111
Net income (Net loss of $68 allocated to redeemable NCI)	—	—	—	—	—	—	363	363	1,972	2,335
Other comprehensive income (Other comprehensive income of $75 allocated to redeemable NCI)	—	—	—	—	—	21,594	—	21,594	3,941	25,535
Distributions declared on common shares ($0.5250 gross per share)	—	—	—	—	—	—	(62,820)	(62,820)	—	(62,820)
Redeemable common share measurement adjustment	—	—	—	—	(269)	—	—	(269)	—	(269)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	92	92
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(36,523)	(36,523)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(346)	—	—	(346)	—	(346)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(4,677)	—	—	(4,677)	4,595	(82)
Balance at September 30, 2023	$779	$—	$39	$813	$1,597,811	$25,272	$(80,831)	$1,543,883	$265,649	$1,809,532
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Cash Flows
(in thousands, except per share data)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$80,587	$2,267

Adjustments to reconcile net income to cash provided by operating activities:
Management fee	31,134	15,103
Performance participation allocation	22,602	13,925
Depreciation and amortization	70,641	50,377
Amortization of tenant lease inducement	1,289	—
Straight-line rent adjustment	(14,017)	(13,539)
Accretion of tenant loan receivable	(9,372)	(7,791)
Amortization of below-market lease intangibles	(238)	(126)
Amortization of deferred financing costs	3,851	10,511
Impairment charges	4,849	9,033
Income from unconsolidated real estate affiliates	(96,205)	(29,926)
Net gain on dispositions	(43,620)	—
Lease right of use asset amortization	491	491
Net gain on derivative instruments not designated as hedges	258	—
Amortization of off-market caps	5,577	—
Amortization of mortgage note premium/discount	—	388
Amortization of restricted shares	301	—
Distribution of earnings from unconsolidated real estate affiliates	76,306	12,502
Non-cash interest expense on affiliate line of credit	4,693	12,841
Provision for CECL	3,056	11,792
Other	(96)	(333)
Change in assets and liabilities:
Increase in other assets	(14,416)	(753)
(Decrease) increase in due to affiliates	(860)	1,342
(Decrease) increase in accounts payable and accrued expenses	(6,026)	17,428
Increase in other liabilities	10,549	5,667
Net cash provided by operating activities	$131,334	$111,199

Cash flows from investing activities:
Acquisitions of real estate	(208,341)	(433,049)
Acquisitions of real estate under development	(62,573)	—
Proceeds from dispositions of real estate	8,094	—
Acquisitions of intangible assets	(21,595)	(10,830)

Capital improvements to real estate	(1,685)	(70,104)
Investment in leases - financing receivables	(150,388)	(47,855)
Proceeds from dispositions of investment in leases - financing receivables	248,799	—
Purchase of investments in real estate debt	(129,284)	(42,583)
Sale of investments in real estate debt	25,493	29,560
Investment in unconsolidated real estate affiliates	(571,137)	(447,821)
Investment in interest rate swap	—	(11,888)
Cash flows from off-market interest rate swaps and caps	7,090	8,248
Net cash used in investing activities	$(855,527)	$(1,026,322)

Cash flows from financing activities:
Proceeds from issuance of common shares	1,738,437	891,563
Payment of distributions to common shareholders	(78,055)	(31,479)
Payment of distributions to non-controlling interests	(14,778)	(14,765)
Repurchase of common share	(115,483)	(19,385)
Redemption of non-controlling interests	(767)	(21,992)
Proceeds from DST Program	24,431	—
Repayment of affiliate line of credit	(200,000)	(25,000)
Borrowings of term loan credit facility	70,000	142,500
Borrowings under revolving credit facility	1,257,900	278,419
Repayment of revolving credit facility	(1,236,312)	(313,396)
Proceeds from unsecured senior notes	130,000	—
Borrowings under mortgage notes	43,000	44,654
Repayment of mortgage notes	(494,902)	(25,027)
Payment of debt extinguishment fees	(3,327)	—
Repayment of other borrowings	(287,544)	—
Payment of deferred financing costs	(4,498)	(5,389)
Net cash provided by financing activities	$828,102	$900,703
Net change in cash and cash equivalents and restricted cash	103,909	(14,420)
Cash and cash equivalents and restricted cash, beginning of period	136,670	133,578
Effects of currency translation on cash, cash equivalents, and restricted cash	(89)	(1,551)
Cash and cash equivalents and restricted cash, end of period	$240,490	$117,607

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet
Cash and cash equivalents	$113,372	$35,581
Restricted cash	127,118	82,026
Total cash and cash equivalents and restricted cash	$240,490	$117,607

Supplemental disclosures:

Interest paid	$99,879	$78,384
Income taxes paid	$1,004	$—
Accrued unpaid amounts for capital improvements to real estate	$18,779	$37,257
Accrued unpaid amounts for other intangible assets	$51,786	$—

Non-cash investing and financing activities:
Assumption of other borrowings in conjunction with investments in unconsolidated real estate affiliates	$287,444	$—
Issuance of redeemable Class I Shares as interest payment for the affiliate line of credit	$7,081	$12,403
Issuance of redeemable Class I Shares as settlement of the management fee	$27,551	$13,003
Redeemable non-controlling interest issued as settlement of performance participation allocation	$13,685	$10,638
Allocation to redeemable non-controlling interest	$598	$346
Allocation to redeemable common shares	$1	$269

Distribution reinvestment	$68,599	$26,723
Accrued distributions for common shareholders	$20,540	$10,789
Accrued distributions for non-controlling interests	$1,716	$—
Accrued shareholder servicing fees	$89,711	$—
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands)
1.    Organization and Nature of the Business
Blue Owl Real Estate Net Lease Trust (“we”, “us”, “our”, “ORENT”, and the “Company”) invests primarily in a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors across the United States, and to a lesser extent Canada and western Europe. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP, a Delaware limited partnership (the “NLT OP” or “Operating Partnership”). Substantially all of the Company’s business is conducted through the NLT OP. As of September 30, 2024, ORENT owns 92.7% of the NLT OP. The Company and the NLT OP are externally managed by an adviser, Blue Owl Real Estate Capital LLC (“Blue Owl Real Estate” or “Adviser”), a subsidiary of Blue Owl Capital Inc. (“Blue Owl”). The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and the Company’s board of trustees (the “Board”). The Company was formed under the name Oak Street Net Lease Trust on April 4, 2022 as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl on August 9, 2022. On July 6, 2023, the Company and NLT OP changed their legal names from Oak Street Net Lease Trust and OakTrust Operating Partnership L.P., respectively.
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
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has only one operating segment and reportable segment.
As of September 30, 2024, the Company wholly-owned 189 investments in real estate, 21 investments in real estate leases and 22 build-to-suit assets currently in development, including industrial, retail, and office properties. Additionally, the Company holds interest in four joint ventures that are included in investments in unconsolidated real estate affiliates, including STORE Capital LLC and Waterparks LLC (collectively, “STORE”). STORE owns 3,245 properties which are leased to 635 tenants on a triple-net lease basis. As of September 30, 2024, the Company holds a 16.1% ownership interest in STORE. The Company’s investment in STORE qualifies as a significant investment under SEC Regulation S-X Rule 10-01(b) (refer to Note 4 - Investments in Unconsolidated Real Estate Affiliates). The Company also holds investments in real estate debt which consist of securities and loans (refer to Note 5 - Investments in Real Estate Debt).
On September 1, 2022, the Company commenced the offering of its common shares through a continuous private placement offering (“Private Offering”), under Regulation D of the Securities Act of 1933, as amended (the “1933 Act”). As of September 30, 2024, the Company is authorized to issue an unlimited number of each of its classes of shares of its common shares (Class S shares, Class N shares, Class D shares, and Class I shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. The initial offering price for shares sold through the Private Offering was $10.00 per share. The Company conducts periodic closings and sells shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the pricing committee of the Board, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
On August 31, 2023, the Company, through the NLT OP, initiated a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3,000,000 of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”) to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the 1933 Act in private placements exempt from registration pursuant to Section 4(a)(2) of the 1933 Act (the “DST Offerings”). As of September 30, 2024, the Company has raised proceeds of $38,226 from its DST program. See Note 6 - DST Program for additional information.

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
The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable based on the information available as of September 30, 2024. However, uncertainty over the current global macroeconomic environment and its impact on the Company’s operations may cause actual results to differ materially from those estimates.

Rental Revenue
The Company’s primary source of revenues is rental revenue, which is accounted for under the lease standard. Rental revenue primarily consists of fixed contractual base rent arising from tenant leases at our properties under operating leases. Revenue under leases that are deemed probable of collection is recognized as revenue on a straight-line basis over the non-cancelable term of the related leases. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Base rent arising from tenant leases at our properties is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental revenue in the period of the change in the collectability determination. Our estimate of collectability includes, but is not limited to, factors such as the tenant’s payment history, financial condition, industry and geographic area. These estimates could differ materially from actual results.
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
Lease assets and liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. Included in the lease liability are future lease payments that are fixed, in-substance fixed, or payments based on an index or rate known at the commencement date of the lease. Variable lease payments are recognized as lease expenses as incurred. The operating lease right-of-use (“ROU”) asset also includes any lease payments made prior to commencement, initial direct costs incurred, lease incentives received and reflects the net favorable/unfavorable terms of the leases when compared with market terms (in the case of acquired leases). As of September 30, 2024 and September 30, 2023, the Company is the lessee in a single arrangement and that arrangement does not require third-party lease payments. Accordingly, no lease liability has been recognized. The Company recognized a right-of-use asset equal to the below-market lease intangible when this ground lease was acquired.
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
The Company executed several sale-leaseback transactions with third-party lessees in which the Company entered into contracts to acquire an asset and then subsequently leased the asset back to the seller. For these transactions, the Company must determine whether control of the asset has transferred to the Company. In instances in which it is determined that control has transferred, the leases from the sale-leaseback transaction are accounted for as operating leases. When sale-leaseback transactions are accounted for as operating leases, the Company evaluates whether an above- or below-market lease exists. These amounts are then bifurcated on a stand-alone basis and accounted for as a loan receivable or prepaid rent liability. The Company did not recognize any net sale-leaseback gains during the three and nine months ended September 30, 2024 and three and nine months ended September 30, 2023. In cases whereby it is determined control has not transferred to the Company, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 – Receivables (“ASC 310”). The accounting for the financing receivable under ASC 310 is materially consistent with the accounting for a net investment in sales-type lease under ASC 842. We generally invest in facilities that we believe are critical to a tenant’s business and therefore we expect to have a lower risk of tenant default. As such, no allowance in accordance with ASC 310 has been recorded. Interest income on Investment in leases - Financing receivables is recognized under the effective yield method and recorded as Income from investments in leases - Financing receivables. Generally, we would recognize interest income to the extent the tenant is not more than 90 days delinquent on their rental obligations. We have concluded certain leased properties are required to be accounted for as an Investment in leases - Financing receivables, net on our Consolidated Balance Sheet in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP given the significant initial term of the lease, ranging from 39 to 99 years.
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

For the three and nine months ended September 30, 2024, depreciation expense was $21,875 and $63,678, respectively. For the three and nine months ended September 30, 2023, depreciation expense was $19,585 and $44,166, respectively.
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
The Company capitalizes certain costs related to the development of real estate, including pre-construction costs, real estate taxes, insurance, construction costs, and salaries and related costs of personnel directly. Additionally, we capitalize interest costs related to development activities. Capitalization of these costs begin when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use at which time the project is placed in service and depreciation commences. Interest costs capitalized for the three and nine months ended September 30, 2024 were approximately $394 and $447, respectively. Interest costs capitalized for the three and nine months ended September 30, 2023 were approximately $859 and $17,354, respectively. Additionally, we make estimates as to the probability of completion of development, and we expense all capitalized costs which are not recoverable.
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

Valuation of assets and liabilities measured at fair value
The Company’s investments in real estate debt and FVO equity method investments are reported at fair value. As of September 30, 2024, the Company’s investments in real estate debt, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as a commercial real estate loan. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its pro rata share of the investments’ equity at fair value. The investments’ underlying real estate holdings and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying real estate holdings is generally determined using the income capitalization valuation method. As of September 30, 2024, the weighted average capitalization rate utilized was 7.1%. The fair value of the underlying debt is determined by discounting the future contractual cash flows to the present value using current market interest rates. As of September 30, 2024, the weighted average interest rate utilized was 4.8%.
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

The following table details the Company’s assets measured at fair value on a recurring basis:

	September 30, 2024			December 31, 2023
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investments in unconsolidated real estate affiliates	$—	$1,576,301	$1,576,301	$—	$699,570	$699,570
Investments in real estate debt	124,311	34,696	159,007	30,974	56,235	87,209
Interest rate hedging derivatives (1)	—	—	—	6,945	—	6,945
Foreign currency hedging derivatives (1)	4,305	—	4,305	5,065	—	5,065
Total	$128,616	$1,610,997	$1,739,613	$42,984	$755,805	$798,789

Liabilities:
Interest rate hedging derivatives (2)	15,280	$—	15,280	$4,651	$—	$4,651
Foreign currency hedging derivatives (2)	7,043	—	7,043	6,820	—	6,820
DST financing obligation (2)	—	38,169	38,169	—	13,694	13,694
Total	$22,323	$38,169	$60,492	$11,471	$13,694	$25,165
__________________
(1) Included within Other assets within the Condensed Consolidated Balance Sheets.
(2) Included within Other liabilities within the Condensed Consolidated Balance Sheets.

As of December 31, 2023, the Company had a secured borrowing related to a security included within Investment in real estate debt, which was stated at cost in Other liabilities and approximated fair value.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Investments in real estate debt	Investments in unconsolidated real estate affiliates	Total Assets	DST Financing Obligation
Balance as of December 31, 2023	$56,235	$699,570	$755,805	$13,694
Purchases	—	858,981	858,981	—
Sales	(21,539)	—	(21,539)	—
Distributions received	—	(78,514)	(78,514)	—
DST Program proceeds	—	—	—	24,140
Included in net income
Loss on fair value of DST financing obligation	—	—	—	335
Income from unconsolidated real estate affiliates measured at fair value	—	96,264	96,264	—
Balance as of September 30, 2024	$34,696	$1,576,301	$1,610,997	$38,169
The commercial real estate loan is categorized in Level 3 of the fair value hierarchy. As of September 30, 2024, the change in value of the investment is immaterial.
Valuation of assets measured at fair value on a nonrecurring basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore such assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter and when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. During the three and nine months ended September 30, 2024, the Company recognized $— and $4,849 of impairment charges related to one tenant, SQRL Holdings, due to the Company terminating the leases as a result of non-payment of rent. During the three and nine months ended September 30, 2023, the Company recognized $9,033 of impairment charges of related to one tenant, Mountain Express, for which leases were rejected by the presiding bankruptcy court in August 2023.
Valuation of liabilities not measured at fair value
As of September 30, 2024 and December 31, 2023, the fair value of the Company’s Mortgage notes and credit facilities was $2,269 below carrying value and $2,666 below carrying value, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 8 – Debt.
Allowance for Credit Losses
The Company analyzes its Investment in leases - financing receivables, net and its investment in loans receivable, which are included within Investments in real estate debt in the Company’s Condensed Consolidated Balance Sheet, for potential credit losses under the current expected credit losses (“CECL”) model. The allowance for credit losses is measured, considering the Company’s ownership of the underlying asset, using a probability of default method based on the lessee’s and borrower’s respective credit ratings, the expected value related to releasing underlying assets or collateral, our historical loss experiences, and other factors related to other sale-leasebacks accounted for as financing receivables and our investments in loans receivable. Included in our model are factors that incorporate forward-looking information. Changes in the allowance for credit losses are subsequently included in the Company’s Condensed Consolidated Statements of Operations within General and administrative expenses and as a reduction to Investment in leases - financing receivables, net and Investments in real estate debt on our Condensed Consolidated Balance Sheet. As of September 30, 2024 and December 31, 2023, the Company has recorded an allowance for credit losses of $19,694 and $16,638, respectively, which all related to its Investment in leases - Financing receivables, net.
Earnings Per Share
Basic net income per common share is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share, and as such, a single presentation of earnings per share across share classes is provided.
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
3.    Investments in Real Estate, net
Investments in real estate, net consisted of the following:

	September 30, 2024	December 31, 2023
Buildings	$2,444,901	$2,290,367
Land and land improvements	548,804	499,936
Construction in process	77,320	—
Total	3,071,025	2,790,303
Accumulated depreciation	(138,118)	(74,471)
Investments in real estate, net	$2,932,907	$2,715,832
Assets of $5,603 relating to one EquipmentShare investment were placed into service during the nine months ended September 30, 2024, including $4,813 previously classified as construction in progress and $790 previously classified as investments in real estate debt. These assets are now presented as $894 of land, $3,699 of building, and $1,010 of land improvements. During the nine months ended September 30, 2023, $1,096,517 of construction in progress was placed into service, including $1,020,385 of buildings and $76,132 of land improvements. Refer to Note 5 - Investments in Real Estate Debt for additional detail regarding land acquired for build-to-suit properties.
The total rentable square feet of gross leasable area (“GLA”) of the Company related to its investments in real estate, net was 18,244 and 15,296 thousand square feet as of September 30, 2024 and 2023, respectively, of which approximately 99% and 100% was leased, respectively.
Acquisitions
The following tables set forth the acquisition values, number of properties and total rentable square feet of GLA of the Company for the nine months ended September 30, 2024 and 2023. For acquisitions not denominated in USD, the amounts have been presented in USD at the prevailing foreign exchange rate on the acquisition date:

	Nine Months Ended September 30, 2024
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)(1)
Industrial	$248,930	29	$3,183
Retail	29,055	2	54
	$277,985	31	$3,237
_____________
(1)The square footage for the retail properties and a portion of industrial properties relates to build-to-suit assets.

	Nine Months Ended September 30, 2023
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Industrial	$333,583	6	$3,711
Retail	124,586	10	475
	$458,169	16	4,186

The following table details the purchase price allocation for the properties acquired during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Buildings	$160,219	$351,078
Land and land improvements	48,122	98,152
Construction in process	48,050	—
In-place lease intangibles	13,964	9,380
Other lease intangibles	15,121	987
Below-market lease intangibles	(7,491)	(1,428)
Total Purchase Price	$277,985	$458,169
Dispositions
During the nine months ended September 30, 2024, the Company disposed of one retail property, one industrial property, and one parcel of excess land at an industrial property for total net proceeds of $8,354 and recognized a net gain on dispositions of real estate of $1,197. There were no dispositions during the nine months ended September 30, 2023.
4.    Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties. As of September 30, 2024 and December 31, 2023, investments in unconsolidated real estate affiliates were $1,581,947 and $705,628, respectively.
CoreWeave
On August 27, 2024, the Company made an indirect investment of $11,812 through BOREC Spider Member LLC in Project Spider JV LLC ("CoreWeave JV"). CoreWeave JV was formed to facilitate the investment of BOREC Spider Member LLC and AREP Chirisa CTP2 JV LLC to fund the development of a single-story data center leased to CoreWeave, Inc. in a build-to-suit arrangement. As part of its investment in CoreWeave JV, BOREC Spider Member LLC has agreed to fund its 95% share of the estimated total development cost of $726,895 through pro-rata capital contributions over the course of approximately 23 months, including amounts funded as of September 30, 2024. The Company holds a 15% membership interest in BOREC Spider Member LLC. The Company has elected to account for the investment using the FVO under ASC 825.
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
On February 6, 2024, subsidiaries of the Company entered into promissory notes with SuNNNy Days, LLC, an affiliate of GIC, to borrow $287,844 (the “FIPA Loan”) in exchange for assignment of ownership of the remaining units OS Aggregator was required to purchase under the FIPA. Such assignment resulted in OS Aggregator reaching an indirect 25% membership interest in STORE, and meeting the obligations of the FIPA. The FIPA Loan had an interest rate of 9.0% and a term of 18 months, with a maturity date of August 1, 2025. In March 2024, the Company repaid $134,450 of the FIPA Loan through the use of proceeds from the issuance of common shares. In April 2024, the Company repaid the remaining outstanding balance of $153,394 through the use of proceeds from the issuance of common shares.

During the nine months ended September 30, 2024, the Company made incremental investments in OS Aggregator under the terms of the FIPA of $488,075, excluding the investments made using proceeds from the FIPA loan. During the nine months ended September 30, 2024, the Company contributed an additional $71,250 to fund capital calls initiated by STORE to OS Aggregator. Additionally, OS Aggregator made distributions of $127,208 for the nine months ended September 30, 2024, of which the Company received $77,311.
As of September 30, 2024, the Company owns a 64.3% interest in OS Aggregator. The initial and incremental investments made by the Company and affiliates of the Company in OS Aggregator were $2,384,157, representing 25.0% ownership percentage of interest in STORE. As of September 30, 2024, the fair value of the Company’s investment in STORE was $1,536,699, representing a 16.1% ownership percentage of interest in STORE.
The Company has determined that STORE is considered a significant subsidiary under SEC Regulation S-X 10-01(b) as of September 30, 2024. The following table provides summarized income statement information of STORE for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total revenue	$277,253	$254,255	$819,576	$668,878
Net income	$185,160	$151,706	$530,267	$404,928
The following tables detail the Company’s investments in unconsolidated real estate affiliates:

		Carrying Amount of Investment
Investment	Ownership Percentage	September 30, 2024	December 31, 2023
STORE	16.1%	$1,536,699	$675,944
Blue Owl NL Opportunity Credit REIT E LLC ("Fleet Farm JV")	49.1%	5,646	6,058
Blue Owl NL Opportunity Credit Holdings REIT LLC ("Tenneco JV")	50.9%	28,092	23,626
CoreWeave JV	14.3%	11,510	—
Total		$1,581,947	$705,628

	ORENT's Share of Unconsolidated Entities' Income
	Three Months Ended		Nine Months Ended
Investment	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
STORE (1)	$22,655	$10,100	$90,897	$25,352
Blue Owl NL Opportunity Credit REIT E LLC ("Fleet Farm JV") (2)	(232)	127	(58)	215
Blue Owl NL Opportunity Credit Holdings REIT LLC ("Tenneco JV") (3)	691	2,925	5,669	4,359
CoreWeave JV (4)	(303)	—	(303)	—
Total	$22,811	$13,152	$96,205	$29,926
(1)    The Company’s share of STORE’s net income includes our portion of STORE’s income and unrealized gains/losses based on our varying ownership percentage, which increased throughout the period, as well as our pro-rata share of OS Aggregator’s expenses.
(2) On August 12, 2022, the Company formed Fleet Farm JV”, a joint venture which the Company holds a 49.1% ownership in and accounts for under the equity method of accounting. The Company’s initial contribution into the joint venture was $6,986. The joint venture acquired two properties, which are leased on a triple net basis to the tenant. On September 18, 2023, Fleet Farm JV changed its legal name to Blue Owl NL Opportunity Credit REIT E LLC pursuant to a certificate of amendment to its Certificate of Formation filed with the Secretary of State of Delaware on September 18, 2023.
(3)    On June 5, 2023, the Company formed Tenneco JV, a joint venture which the Company holds a 50.9% ownership in and accounts for under the equity method of accounting. The Company has elected to account for the investment using the FVO under ASC 825. The Company’s initial contribution into the joint venture was $41,738. The joint venture acquired four properties, which are leased on a triple net basis to the tenant. In July 2023, the Company contributed an additional $9,467 into the joint venture. The additional capital contributed pro rata by each partner was used to acquire two additional properties, which are leased on a triple net basis to the tenant. The Company received return of capital distributions of $999 and $30,487 in September and November 2023, respectively, primarily funded by a mortgage loan entered into by wholly owned subsidiaries of the Tenneco JV for its six assets in November 2023.

(4)    The Company’s share of CoreWeave JV’s net income includes our portion of CoreWeave JV’s income based on our ownership percentage, as well as our pro-rata share of BOREC Spider Member LLC’s expenses.

5.    Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt:

	September 30, 2024
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR+4%	8/13/2037	$124,427	$123,823	$124,311
Commercial real estate loan (3)	14%	7/12/2025	34,696	34,696	34,696
Total investments in real estate debt (4)	10%		$159,123	$158,519	$159,007

	December 31, 2023
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 4%	10/25/2034	$30,995	$30,830	$30,974
Commercial real estate loan (3)	14%	7/12/2025	56,235	56,235	56,235
Total investments in real estate debt	10%		$87,230	$87,065	$87,209
__________________
(1)The term SOFR refers to the relevant floating benchmark rates, one-month SOFR.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)The borrower for the commercial real estate loan is NLCA Real Estate Holdings, LLC.
(4)Total investments in real estate debt per the tables above exclude our investments in loans receivable, described below, which had a balance of $27,765 as of September 30, 2024. We did not hold any investments in loans receivable as of December 31, 2023.

The following table details the credit rating of the Company’s investments in real estate debt:

	September 30, 2024			December 31, 2023
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AAA	$—	$—	—%	$5,176	$5,189	6%
A-	11,810	11,920	8%	—	—	—%
A3	7,006	7,060	4%	7,009	7,026	8%
Baa3	3,007	3,029	2%	3,008	3,014	3%
Ba3	—	—	—%	2,433	2,479	3%
Ba2	10,975	10,989	7%	—	—	—%
BBB	17,428	17,438	11%	5,514	5,530	6%
BBB-	40,321	40,514	25%	5,367	5,384	6%
BB+	7,010	7,010	4%	—	—	—%
BB	2,322	2,459	2%	2,323	2,352	3%
BB-	16,950	16,941	11%	—	—	—%
NR	6,994	6,951	4%	—	—	—%
Private commercial real estate loan (Not rated)	34,696	34,696	22%	56,235	56,235	65%
Total	$158,519	$159,007	100%	$87,065	$87,209	100%
The following table provides the activity for the real estate-related securities for the nine months ended September 30, 2024:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities as of December 31, 2023	$30,830	$144	$30,974
Face value of real estate-related securities acquired	100,457	—	100,457
Sale of real estate-related securities	(7,695)	—	(7,695)

Realized gain on sale of real estate-related securities	95	—	95
Increase in accrued interest income	136	—	136
Unrealized gain on real estate securities	—	344	344
Real estate-related securities as of September 30, 2024	$123,823	$488	$124,311
Other Investments
During the nine months ended September 30, 2024 the Company acquired land related to build-to-suit properties for a total purchase price of $28,827 which is being accounted for as an investment in loans receivable. The loans will mature within approximately 16 months and are held at amortized cost. Direct costs associated with originating loans are deferred and amortized as an adjustment to interest income over the term of the related loan receivable. As of September 30, 2024, the Company held 22 investments in loans receivable related to build-to-suit arrangements with a total balance of $27,765 which are included within Investments in real estate debt in the Condensed Consolidated Balance Sheet.
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
The sale of interests in a DST Property is accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by NLT OP and as such, the property remains on the Company’s books and records. The proceeds received from the DST are accounted for as a financing obligation liability on the Condensed Consolidated Balance Sheets.
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
During the three and nine months ended September 30, 2024, the Company raised gross proceeds of $11,490 and $24,430 from its DST Program, including $115 and $244 of upfront fees earned at closing, respectively. From inception of the DST Program through September 30, 2024, the Company has raised gross proceeds of $38,226 from its DST Program. As a result of the FMV Buyback Option, the sale of DST interests is offset by a financing obligation liability. The Company has elected to account for the DST financing obligation using the fair value option, and as such, the liability is remeasured at fair value on a recurring basis. The DST financing obligation was $38,169 and $13,659 as of September 30, 2024 and December 31, 2023, respectively, and is included within Other liabilities on the Condensed Consolidated Balance Sheets. The unrealized loss for the three and nine months ended September 30, 2024 was $434 and $994, respectively, and is included in Other (expense) income, net on the Condensed Consolidated Statements of Operations. The upfront fees earned at closing are included within Other (expense) income, net on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024.

7.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following:

		September 30, 2024			December 31, 2023
	Weighted Average Life (Years)	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net
Intangible lease assets
In-place lease intangibles	14.6	$108,051	$(14,070)	$93,981	$94,600	$(8,551)	$86,049
Other lease intangibles	14.8	83,314	(4,885)	78,429	52,693	(2,212)	50,481
Total intangible lease assets	14.7	$191,365	$(18,955)	$172,410	$147,293	$(10,763)	$136,530
Amortization expense related to the intangible lease assets for the three months ended September 30, 2024 was $3,124, of which $2,612 and $512 is included in depreciation and amortization and rental revenue, respectively, within the Condensed Consolidated Statements of Operations. Amortization expense related to intangible lease assets for the nine months ended September 30, 2024 was $8,251, of which $6,962 and $1,289 is included in depreciation and amortization and rental revenue, respectively within the Condensed Consolidated Statements of Operations. The amount included in rental revenue is related to tenant inducements and is a reduction to revenue.
Amortization expense related to the intangible lease assets for three months ended September 30, 2023 was $2,130, of which $2,123 and $7 is included in depreciation and amortization and rental revenue, respectively, within the Condensed Consolidated Statement of Operations. Amortization expense related to intangible lease assets for the nine months ended September 30, 2023 was $6,219, of which $6,212 and $7 is included in depreciation and amortization and rental revenue, respectively, within the Condensed Consolidated Statement of Operations.
The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of September 30, 2024 is as follows:

	In-Place Tenant Lease Intangible Assets	Other Lease Intangibles
2024 (remaining)	$1,992	$1,501
2025	7,968	6,006
2026	7,968	6,006
2027	7,968	6,006
2028	7,968	6,006
2029	7,968	6,006
Thereafter	52,149	46,898
Total	$93,981	$78,429
As of September 30, 2024 and December 31, 2023, the gross carrying amount of the Company’s below market lease intangibles was $10,576 and $3,085, respectively, with accumulated amortization of $460 and $222, respectively. The below market lease intangibles, net of accumulated amortization, are included in Other liabilities within our Condensed Consolidated Balance Sheet.

8.    Debt
The following table details the mortgage notes, credit facilities, unsecured senior notes, and related party note payable of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)(7)	Weighted Average Maturity Date	Maximum Facility Size	September 30, 2024	December 31, 2023
Mortgage notes & credit facilities:
Unsecured term loan credit facility(2)	S + 1.50%	8/11/2027	$1,165,500	$1,165,500	$1,095,500
Unsecured revolving credit facility(3)	S + 1.68%	8/11/2026	$724,500	252,988	231,255
Fixed rate mortgages	6.25%	4/6/2029	N/A	43,000	—
Variable rate mortgages (4)	S + 1.80%	1/6/2026	N/A	48,477	546,005
Deferred financing costs, net				(12,362)	(13,172)
Total Mortgage notes & credit facility, net:				$1,497,603	$1,859,588

Unsecured senior notes
Unsecured senior notes (5)	6.35%	2/2/2030	N/A	$130,000	$—
Deferred financing costs, net				(1,869)	—
Unsecured senior notes, net				$128,131	$—

Affiliate line of credit
Affiliate line of credit (6)	S + 1.55%	6/30/2024	N/A	—	200,000
Affiliate line of credit, net:				$—	$200,000

__________________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of September 30, 2024, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating-rate debt. See further discussion of outstanding interest rate swaps below.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the nine months ended September 30, 2024 was 6.89% (unhedged) and 5.26% (hedged). As of September 30, 2024, we have outstanding interest rate swaps with aggregate notional values of $700,000, $250,000, $145,500 and $70,000 that are structured such that the SOFR rates result in fixed rates of 3.65%, 3.42%, 4.23% and 3.67%, respectively.
(3)The unsecured revolving credit facility consists of USD (“USD Revolver”) and Alternative (“Alternative Revolver”) denominated currencies, and bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) adjusted floating rate, and (d) 1.0%. The adjusted floating rate for the USD Revolver is SOFR plus 0.10%, while the Alternative Revolver is EURIBOR for Euro borrowings, and CORRA plus 0.30% for Canadian Dollar borrowings. The weighted average interest rate for the unsecured revolving credit facility for the nine months ended September 30, 2024 was 6.58% (unhedged) and 6.15% (hedged). As of September 30, 2024, we have outstanding interest rate swaps with aggregate notional values of $30,000 and $100,000 that are structured such that the SOFR rate results in a fixed rate of 3.67% and 3.40%, respectively.
(4)We have an interest rate swap with an aggregate notional value of $48,892 as of September 30, 2024, that is structured such that the variable rate results in a fixed rate of 3.74%. During the nine months ended September 30, 2024, the Company repaid $494,902 of variable rate mortgages.
(5)On August 28, 2024, NLT OP entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $29,000,000 of 6.24% Senior Notes, Series A, due August 28, 2028, $38,500,000 of 6.32% Senior Notes, Series B, due August 28, 2029, $39,500,000 of 6.40% Senior Notes, Series C, due August 28, 2030 and $23,000,000 of 6.43% Senior Notes, Series D, due August 28, 2031 (collectively, the “notes”), to qualified institutional investors in a private placement. Interest on the notes is due semi-annually on the 28th day of February and August of each year, beginning on February 28, 2025. Proceeds from the issuance of the notes were used to pay down existing indebtedness of the Company and for other general purposes.
(6)The affiliate note payable bore interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate was the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the affiliate note payable for the period from January 1, 2024 through the maturity date of June 30, 2024 was 6.97%.
(7)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loans credit facilities, revolving credit facility, and unsecured senior notes agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and tangible net worth thresholds, among others. As of September 30, 2024, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.
The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of September 30, 2024:

Year	Amount
2024 (remaining)	$—
2025	—
2026	301,465
2027	1,165,500
2028	29,000
2029	81,500
Thereafter	62,500
Total	$1,639,965
Affiliate Line of Credit
On August 8, 2022, the NLT OP entered into an interest-bearing revolving promissory note with an affiliate, Blue Owl Capital Holdings LP (the “BO Lender”) in the principal amount of up to $250,000. The interest is payable monthly in arrears at the Lender’s election in (i) cash, (ii) Class I units of the NLT OP (using the most recently available net asset value per unit) or (iii) Class I shares of ORENT (using the most recently available net asset value per share). On November 9, 2023, NLT OP amended and restated the loan agreement to remove the revolving feature from the promissory note, and to allow NLT OP to borrow an additional $50,000 on a delayed draw basis, and to set a maturity date of June 30, 2024. In June 2024, the Company repaid the outstanding balance under the affiliate line of credit as well as the remaining accrued interest through use of proceeds from the issuance of common shares and cash flows from operations. As of September 30, 2024, there was no outstanding balance or accrued interest under the affiliate line of credit.
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
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we use interest rate swap and interest rate cap contracts to manage our exposure on the variable rate interest debt. The Company has designated its derivative financial instruments as cash flow hedges as defined under GAAP as of September 30, 2024.
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
The following table details the Company’s outstanding derivatives:

			Notional Amount
Financial Instruments	Number of Instruments	Weighted Average Maturity Date	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps	7	1/4/2028	$1,344,392	$1,242,480
Interest rate caps	—	N/A	—	519,000
Derivatives not designated as hedging instruments
Foreign currency forward contracts (1)	3	12/6/2028	131,037	131,037
Foreign currency option contracts (1)	2	11/30/2028	104,370	104,370
Total			$1,579,799	$1,996,887
__________________
(1)The notional amount reflects the balance we expect to settle at the maturity date based on the contractual strike price at trade execution.

The fair value of our derivative financial instruments as well as their classification on our Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 is detailed below.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2024	December 31, 2023	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives Designated as Hedging Instruments
Interest rate swaps	Other Assets	$—	$1,654	Other Liabilities	$15,280	$6,305
Interest rate caps	Other Assets	—	6,945	Other Liabilities	—	—
Total Derivatives Designated as Hedging Instruments		$—	$8,599		$15,280	$6,305

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Other Assets	$36	$—	Other Liabilities	$7,043	$6,820
Foreign currency option contracts	Other Assets	4,269	5,065	Other Liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$4,305	$5,065		$7,043	$6,820

The following table details the effect of the Company’s derivative financial instrument on the Condensed Consolidated Statement of Operations during the three months ended September 30, 2024 and 2023:

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	September 30, 2024	September 30, 2023		September 30, 2024	September 30, 2023
Interest rate swap	$(28,741)	$11,179	Interest Expense	$5,470	$3,909
Interest rate caps	397	(38)	Interest Expense	1,423	3,435
Total Derivatives Designated as Hedging Instruments	$(28,344)	$11,141		$6,893	$7,344
The following table details the effect of the Company’s derivative financial instrument on the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2024 and 2023:

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	September 30, 2024	September 30, 2023		September 30, 2024	September 30, 2023
Interest rate swap	$5,240	$24,599	Interest Expense	$15,835	$9,226
Interest rate caps	6,053	143	Interest Expense	6,053	8,701
Total Derivatives Designated as Hedging Instruments	$11,293	$24,742		$21,888	$17,927
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024 and 2023:

	Income Statement Location	Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Foreign currency forward contracts	Other Expense	$3,084	$—	$187	$—
Foreign currency option contracts	Other (Income) Expense	(912)	—	796	—
Total Derivatives Not Designated as Hedging Instruments		$2,172	$—	$983	$—
10.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	September 30, 2024	December 31, 2023
Accrued ongoing servicing fees	$89,711	$50,670
Accrued management fee	8,418	4,835
Performance participation allocation	7,440	—
Advanced organization and offering costs	10,061	11,919
Other advanced expenses	2,953	1,937

Accrued interest - affiliate line of credit	—	2,389
Total	$118,583	$71,750
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
The management fee may be paid, at the Adviser’s election, in cash, Class I shares or Class I units of NLT OP. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense. During the three and nine months ended September 30, 2024, the Company incurred management fees of $12,330 and $31,134, respectively. During the three and nine months ended September 30, 2023, the Company incurred management fees of $6,045 and $15,103, respectively.
During the nine months ended September 30, 2024 and September 30, 2023, the Company issued 2,708,984 and 1,267,552 shares, respectively, to the Adviser as payment for management fees. Management fees of $8,418 and $4,835 were accrued and unpaid as of September 30, 2024 and December 31, 2023, respectively. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the nine months ended September 30, 2024, the Adviser did not submit any shares for repurchase.
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
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Investment Advisory Agreement, Blue Owl Oak Trust Carry LLC, a controlled subsidiary of Blue Owl, and Blue Owl Real Estate Net Lease Trust CPV LP, controlled by senior and other officers of Blue Owl (each a “Special Limited Partner”) hold a performance participation interest in NLT OP that entitles them to receive an allocation of NLT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Investment Advisory Agreement. Under NLT OP agreement, the Special Limited Partners are entitled to an allocation from NLT OP equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis and is paid quarterly in NLT OP Units, ORENT shares, or cash, at the election of the Special Limited Partners. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partners are only entitled to the performance participation allocation fee provided that the Investment Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in our Condensed Consolidated Statement of Operations. During the three and nine months ended September 30, 2024, the Company recognized $7,440 and $22,602, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2023, the Company recognized $5,791 and $13,925, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations.
During the nine months ended September 30, 2024 and September 30, 2023, the Company issued 1,346,696 and 1,031,648 shares, respectively, to the Special Limited Partners as payment of performance participation allocation at the respective NAV per unit. As of December 31, 2023, as a result of the issuance of units during 2023 in excess of the final fee measured on a calendar year basis, the Company recorded a receivable due to the Company from the SLP of $1,458, and is included within Other assets in our Condensed Consolidated Balance Sheet. As of September 30, 2024, there was no receivable due to the Company from the SLP as the receivable was netted against fees earned by the SLP during the nine months ended September 30, 2024.
As of September 30, 2024, and immediately following (i) the issuance of the units and (ii) the record time for the distributions on the Company’s Class I shares, no Class I units in NLT OP were exchanged for Class I shares in the Company. As of September 30, 2024, 20,439 Class I units in NLT OP had been redeemed for cash.
Advanced Organizational and Offering Costs
The Adviser advanced all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, design and website expenses, fees and expenses of our escrow agent and transfer agent, and other expenses attributable to the Company’s organization, but excluding ongoing servicing fees) through September 1, 2023. Such costs are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets and are being reimbursed to the Adviser pro rata over 60 months beginning September 1, 2023.
Accrued Interest - Affiliate Line of Credit
During the nine months ended September 30, 2024 and September 30, 2023, the Company issued 695,189 and 1,209,354 Class I shares, respectively, to our affiliate, Blue Owl Capital Holdings LP, as payment for interest on the revolving promissory note. In June 2024, the Company repaid the outstanding balance under the affiliate line of credit as well as the remaining accrued interest. As of September 30, 2024, there was no outstanding balance or accrued interest under the affiliate line of credit. Accrued interest of $2,389 on the affiliate line of credit was accrued and unpaid as of December 31, 2023. Refer to Note 8 - Debt for additional detail.
Common Shares Held by Affiliates
As of September 30, 2024, ORENT affiliates and their employees owned 14,646,990 ORENT Class I shares in an aggregate amount of $148,299, based on the NAV per share/unit as of September 30, 2024.
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

The following table details the components of operating lease income from leases in which the Company is the lessor.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Base rent(1)	$41,977	$37,608	$121,750	$110,407
Straight-line rental revenue, net (2)	4,899	5,021	14,017	13,539
Variable lease payments (3)	5,693	5,385	16,350	14,994
Amortization of above/below market lease intangibles	115	57	238	126
Total Rental revenue	$52,684	$48,071	$152,355	$139,066
__________________
(1)Base rent consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments.
(3)Consists of reimbursement of common area maintenance (“CAM”) and real estate taxes, and amortization of tenant inducements.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of September 30, 2024.

Year	Future Minimum Rents
2024 (remaining)	$47,471
2025	177,753
2026	180,751
2027	183,418
2028	186,234
2029	187,489
Thereafter	1,852,306
Total	$2,815,422
Lessor – Financing receivables
In accordance with ASC 842, certain of the Company’s sales-type lease contracts are primarily accounted for as failed-sale leaseback transactions and were recorded as an Investment in leases - Financing receivables. During the nine months ended September 30, 2024, the Company purchased five properties through sale-leaseback transactions that were accounted for as failed sale-leasebacks for $147,266. During the nine months ended September 30, 2023, the Company purchased three properties through sale-leaseback transactions that were accounted for as failed-sale leasebacks for $47,855. During the three and nine months ended September 30, 2024, the Company recognized interest income of $17,133 and $46,704, respectively. During the three and nine months ended September 30, 2023, the Company recognized interest income of $15,044 and $42,673, respectively. Interest income is recognized on an effective interest basis at a constant rate of return over the term of the applicable leases. Cash received under these contracts was $37,179 and $57,846 during the nine months ended September 30, 2024 and 2023, respectively.
All of the lease payments are triple net basis to the tenant and the Company has rights in accordance with the individual lease agreements to protect the value of our leased properties. As of September 30, 2024, the future minimum payments of sales-type lease receivables were as follows:

Year	Future Minimum Payments
2024 (remaining)	$12,031
2025	48,764
2026	49,965
2027	51,195
2028	52,457
2029	53,751
Thereafter	3,691,447
Total lease payment receivable	$3,959,610
Less deferred interest income	3,425,954
Less allowance for credit losses	19,694
Total Investment in leases - Financing receivables	$513,962

The following table reflects the change to the allowance for credit losses on our real estate portfolio for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Balance, beginning of period	$16,638	$—
Initial allowance upon adoption	—	7,157
Current period change in credit allowance	3,056	11,792
Balance, end of period	$19,694	$18,949
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
The following tables detail the amortized cost basis of our investments by the credit quality indicator as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Ba1	Baa2	B2	Caa2	Total
Investment in leases - Financing Receivables	$—	$58,802	$260,586	$214,268	$533,656

	December 31, 2023
	Ba1	Baa2	B2	Caa2	Total
Investment in leases - Financing Receivables	$204,364	$52,247	$111,803	$210,914	$579,328
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
Lessee - DST Program Master Lease
During the year ended December 31, 2023, the Company contributed two industrial assets to the DST as part of the initial DST Program offering. The assets are leased back to the Company by a wholly-owned subsidiary of the Company under the master lease agreement. The following table presents the undiscounted future minimum rent payment obligation of the wholly-owned subsidiary:

Year	Future Minimum Payments
2024 (remaining)	$1,120
2025	4,478
2026	4,478
2027	4,478
2028	4,636
2029	4,885
Thereafter	73,312
Total	$97,387
Dispositions
During the three and nine months ended September 30, 2024, the Company disposed of one land property accounted for as an Investment in lease - Financing receivable for total net proceeds of $248,459 and recognized a net gain on the disposition of $42,423.
12.    Equity and Non-Controlling Interest
Authorized Capital
As of September 30, 2024, the Company had the authority to issue an unlimited number of preferred shares and four classes of common shares including Class S shares, Class N shares, Class D shares, and Class I shares. Each class of common shares and preferred shares has a par value of $0.01. The Company’s Board of Trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.
Common Shares
The following table details the movement in the Company’s outstanding shares of common shares:

	Three Months Ended September 30, 2024
	Class S	Class N	Class D	Class I	Total
June 30, 2024	145,774,129	1,907,909	1,209,667	161,718,890	310,610,595
Common shares issued	21,115,577	6,368,494	—	32,258,035	59,742,106
Distribution reinvestment	1,355,685	28,533	20,594	1,419,586	2,824,398
Common shares repurchased	(3,233,726)	—	—	(4,146,465)	(7,380,191)
September 30, 2024	165,011,665	8,304,936	1,230,261	191,250,046	365,796,908

	Nine Months Ended September 30, 2024
	Class S	Class N	Class D	Class I	Total
December 31, 2023	92,068,163	—	4,488,818	101,651,731	198,208,712
Common shares issued	74,939,593	8,276,403	1,376,352	87,714,776	172,307,124
Distribution reinvestment	3,246,741	28,533	39,832	3,469,122	6,784,228
Common shares repurchased	(5,242,832)	—	—	(6,181,726)	(11,424,558)
Common shares converted(1)	—	—	(4,674,741)	4,596,143	(78,598)
September 30, 2024	165,011,665	8,304,936	1,230,261	191,250,046	365,796,908
________________
(1)On January 29, 2024, 4,674,741 Class D Shares with a value of $46,636 were converted into 4,596,143 Class I shares based on the NAV per share as of December 31, 2023.

Redeemable Common Shares
In connection with the Company’s payment of its Affiliate line of credit and management fee, the Adviser holds Class I Common Shares. See Note 8 – Debt for further details of the affiliate line of credit and Note 10 – Related Party Transactions for further details on the management fee. The Adviser and BO Lender have the ability to redeem the Class I shares for cash at their election, therefore the Company has classified these Class I shares as Redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheet. As of September 30, 2024 and December 31, 2023, we have issued 7,140,039 and 3,735,867 redeemable common shares, respectively, which remain outstanding.
The Redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $(23) and $1 during the three and nine months ended September 30, 2024, respectively, and $127 and $269 during the three and nine months ended September 30, 2023, respectively.
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
For the three months ended September 30, 2024, the Company repurchased 7,380,191 shares of common shares for a total of $74,509. Additionally, the Company converted 491,403 OP Units to REIT Shares with a value of $4,994. There were no OP Units repurchased for cash during the period. For the nine months ended September 30, 2024, the Company repurchased 11,424,558 shares of common shares and 50,593 OP Units for a total of $115,483 and $516. Additionally, the

Company converted 920,449 OP Units to REIT Shares with a value of $9,411. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2024.
For the three months ended September 30, 2023, the Company repurchased 1,209,739 shares of common shares for a total of $12,477. There were no OP Units repurchased for cash during the period. For the nine months ended September 30, 2023, the Company repurchased 3,107,681 shares of common shares and 2,158,725 OP Units for a total of $31,820 and $21,992, respectively. The Company had no unfulfilled repurchase request during the nine months ended September 30, 2023.
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
The following table details the aggregate distributions declared for each applicable class of common shares for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30, 2024				September 30, 2023
	Class S	Class N	Class D	Class I	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.1750	$0.1750	$0.1750	$0.1750	$0.1750	$—	$0.1750	$0.1750
Shareholder servicing fee per common share	(0.0214)	(0.0127)	(0.0061)	—	(0.0218)	—	(0.0063)	—
Net distributions declared per common share	$0.1536	$0.1623	$0.1689	$0.1750	$0.1532	$—	$0.1687	$0.1750
The following table details the aggregate distributions declared for each applicable class of common shares for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024				September 30, 2023
	Class S	Class N	Class D	Class I	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.5250	$0.2334	$0.5250	$0.5250	$0.5250	$—	$0.5250	$0.5250
Shareholder servicing fee per common share	(0.0642)	(0.0170)	(0.0186)	—	(0.0651)	—	(0.0189)	—
Net distributions declared per common share	$0.4608	$0.2164	$0.5064	$0.5250	$0.4599	$—	$0.5061	$0.5250
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

The following table details the redeemable non-controlling interest activity related to the Special Limited Partners for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Balance, beginning of period	$17,976	$1,657
Settlement of prior performance participation allocation	13,685	10,638
Repurchases	(251)	—
GAAP income allocation	579	(68)
Other comprehensive income	(103)	75
Distributions	(1,161)	(292)
Fair value allocation	598	346
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	748	82
Balance, end of period	$32,071	$12,438
During the nine months ended September 30, 2024 and 2023, the Company issued Class I units in NLT OP to the Special Limited Partners as payment of the performance participation allocation. As of September 30, 2024, 20,439 units had been redeemed for cash, and 4,264 units had been exchanged for Class I shares in the Company.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in Capital and Redeemable Non-controlling Interest of $161 and $598 during the three and nine months ended September 30, 2024, respectively, and $341 and $346 during the three and nine months ended September 30, 2023, respectively.
Share-Based Compensation
During the nine months ended September 30, 2024 and 2023, we awarded independent members of the Board a total of 38,683 and 16,397 shares of restricted Class I shares, respectively. The restricted Class I shares are subject to a vesting period of 13.5 months. The Company incurred total share-based compensation expense of approximately $94 and $301 for the three and nine months ended September 30, 2024, respectively, and $84 and $252 three and nine months ended September 30, 2023, respectively.
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
During the nine months ended September 30, 2024, the Company acquired 23 investments related to build-to-suit arrangements with maximum contractual funding obligations of $228,620. During the nine months ended September 30, 2024, the Company paid and/or accrued $52,325, resulting in a remaining unrecognized contractual obligation amount of $176,295 as of September 30, 2024. During the nine months ended September 30, 2024, the Company placed one of the assets in service, resulting in 22 remaining investments related to build-to-suit arrangements as of September 30, 2024. Refer to Note 3 - Investments in Real Estate, net for additional discussion. Our estimate of the Company’s total future commitments to complete the construction of the build-to-suit assets is $117,137 as of September 30, 2024.
During the nine months ended September 30, 2024, the Company made an indirect investment through BOREC Spider Member LLC in CoreWeave JV, which will construct an asset under a build-to-suit arrangement. See Note 4 - Investments in Unconsolidated Real Estate Affiliates for additional discussion.
14.    Earnings Per Share
Basic net income/(loss) per common share is determined by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period, excluding unvested restricted Class I shares. The restricted Class I shares are considered to be participating securities because they contain non-

forfeitable rights to distributions. The restricted Class I shares participate equally with all classes of common shares, therefore net income/(loss) has not been presented separately.
All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$50,403	$(20,651)	$80,587	$2,267
Net (income) loss attributable to non-controlling interests	(3,629)	2,858	(6,546)	(1,904)
Net income (loss) attributable to ORENT shareholders	$46,774	$(17,793)	$74,041	$363

Net income attributable to dilutive OP Units	3,629	—	6,546	—
Net income attributable to ORENT shareholders - dilutive	$50,403	$—	$80,587	$—

Weighted average number of common shares outstanding - basic	357,017,433	156,903,346	295,966,833	127,652,548
Effect of dilutive unvested grants of restricted Class I shares	38,683	16,212	38,683	16,212
Effect of dilutive OP Units	29,135,762	—	28,917,820	—
Weighted average shares of common shares outstanding - dilutive	386,191,878	156,919,558	324,923,336	127,668,760

Net income (loss) per common share - basic	$0.13	$(0.11)	$0.25	$—
Net income (loss) per common share - diluted	$0.13	$(0.11)	$0.25	$—
The computation of diluted net income per common share for the three and nine months ended September 30, 2024 includes 38,683 dilutive restricted Class I shares. The computation of diluted net income per common share for the three and nine months ended September 30, 2024 includes 29,135,762 and 28,917,820 dilutive NLT OP Units, respectively.
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
The Company’s Chief Executive Officer is responsible for allocating resources and assessing performance, and as such is the CODM. The CODM reviews information at the consolidated entity level, and does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance or allocating resources. Accordingly, the Company has one operating segment and one reportable segment as of September 30, 2024.
16.     Income Taxes
The Company has elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2022. The Company has also elected for some of its subsidiaries to be treated as taxable REIT subsidiaries (“TRSs”), which are subject to federal and state income taxes.
For the three and nine months ended September 30, 2024, the Company incurred income tax expense of $1,026 and $2,438, respectively. The Company did not incur any income tax expense for the three and nine months ended September 30, 2023.
The components of income tax expense for three and nine months ended September 30, 2024 were as follows:

Current Expense	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
U.S. Federal	$168	$280
U.S. State	78	151
Foreign	(112)	794
Total current expense	$134	$1,225
Deferred Tax Expense
U.S. Federal	$(70)	$149
U.S. State	(33)	69
Foreign	995	995
Total deferred tax expense	$892	$1,213
Total income tax expense, net	$1,026	$2,438
Income tax expense is higher than expected pretax book income of the TRS at the 21.0% federal statutory rate as a result of basis differences on intercompany transfers of property to the TRS and state and local taxes.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for GAAP purposes and the amount used for income tax purposes. As of September 30, 2024, the Company had a net deferred tax liability of $143 related to its DST program included within Other liabilities in the Condensed Consolidated Balance Sheet, comprised of a deferred tax asset of $390 for organization expenses and a deferred tax liability of $533 for basis differences in real property. As of December 31, 2023, the Company had a net deferred tax asset of $71 included within Other assets in the Condensed Consolidated Balance Sheet, comprised of a deferred tax asset of $390 for organization expenses and a deferred tax liability of $319 for basis differences in real property.
Generally, the Company is subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2022 and subsequent years. The Company is subject to audit under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to its Canadian entities for the year ended December 31, 2022 and subsequent years.
17.    Subsequent Events
In preparation of the accompanying Condensed Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after September 30, 2024 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from September 30, 2024 through the date the financial statements were issued.
Proceeds from the Issuance of Common Shares
From October 1, 2024 through the date the financial statements were issued, the Company sold an aggregate of 36,973,095 shares of its common shares (consisting of 14,340,758 Class S shares, 3,923,321 Class N shares, — Class D shares, and 18,709,015 Class I shares) resulting in net proceeds of $373,669 to the Company as payment for such shares.

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
As of September 30, 2024, we have received net proceeds of $3,725,757 from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class N, Class D, and Class I units of NLT OP. NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
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
As of September 30, 2024, the Company has raised proceeds of $38,226 from its DST program including $382 of upfront fees earned at closing. As a result of the FMV Buyback Option, the sale of DST interests is offset by a financing obligation liability. The Company has elected to account for its DST financing obligation using the fair value option, and as such, the liability is remeasured at fair value on a recurring basis.
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
During the three months ended September 30, 2024, the persistence of both elevated inflation and interest rates, in conjunction with geopolitical uncertainty, including the ongoing hostilities in Eastern Europe and the Middle East, continued to weigh on industry deal activity. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
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

Q3 2024 Highlights (Results of Operations)
Operating Results
•Declared monthly net distributions totaling $64,109 for the three months ended September 30, 2024. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class N	Class D	Class I
Annualized Distribution Rate(1)	6.12%	6.40%	6.79%	6.91%
Year-to-Date Total Return, without upfront selling commissions(2)	4.49%	1.83%	4.93%	5.07%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	0.96%	(0.17)%	3.38%	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	6.54%	5.60%	6.66%	7.70%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	4.79%	(0.49)%	5.91%	N/A
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
Investments
•Acquired seven industrial and four retail properties for a total purchase price of $322,117 during the three months ended September 30, 2024, of which $1,911 relates to land acquired that involves build-to-suit arrangements and is accounted for as investments in loans receivable. These acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets.
•Disposed of one industrial property and one land property for total net proceeds of $251,634 and recognized a net gain on dispositions of real estate of $42,906 during the three months ended September 30, 2024.
•Invested $69,628 and sold $22 in real estate debt, consisting of CMBS investments during the three months ended September 30, 2024.
•On August 27, 2024, the Company made an indirect investment of $11,812 through BOREC Spider LLC in CoreWeave JV. CoreWeave JV was formed to facilitate the investment of BOREC Spider Member LLC and AREP Chirisa CTP2 JV LLC to fund the development of an industrial property leased to CoreWeave in a build-to-suit arrangement. The Company holds a 15% membership interest in BOREC Spider Member LLC.
Capital Activity and Financings
•Raised net proceeds of $600,204 from the sale of our common shares and repurchased 7,380,191 of our common shares for $74,509 during the three months ended September 30, 2024.
•During the three months ended September 30, 2024, we incurred and paid down our mortgage notes and credit facility debt as follows: (i) paid down secured debt of $355,048, respectively; and (ii) incurred and paid down unsecured debt of $794,345 and $882,490, respectively.
•During the three months ended September 30, 2024, we entered into the Note Purchase Agreement governing the issuance of a total of $130,000 in aggregate principal amount of unsecured senior notes.
Overall Portfolio
•Our portfolio as of September 30, 2024 consisted of investments in real estate (59%), investments in leases (10%), investments in real estate debt (3%), and investments in unconsolidated real estate affiliates (28%), based on fair value.
•Our 241 properties as of September 30, 2024, of which 232 are wholly-owned, consisted of Industrial (65%), Retail (28%), Land (1%), and Office (6%), based on fair value.

•Our investments in real estate debt as of September 30, 2024, consisted of a commercial real estate loan and CMBS. For further details on credit rating and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.
•Our investments in unconsolidated real estate affiliates consisted of equity investments in STORE, Tenneco JV, CoreWeave JV, and Fleet Farm JV. As of September 30, 2024, our investments in STORE, Tenneco JV, CoreWeave JV, and Fleet Farm JV were $1,536,699, $28,092, $11,510, and $5,646, respectively.
Investment Portfolio
Real Estate Investments
The following chart describes the diversification of our investments in real estate by property type1 based on fair value as of September 30, 2024:

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

The following table provides a summary of our portfolio as of September 30, 2024, including Investments in real estate and Investments in leases – financing receivables:

Property Type (1)	Number of Properties	Sq. Feet (in thousands)	Occupancy Rate (4) (5)	Average Effective Annual Base Rent Per Leased Sq. Foot	Gross Asset Value (3)	Annual Base Rent	Percentage of Total Revenue
Industrial (2)	69	19,203	100%	$7.70	$2,634,159	$143,182	61%
Retail (2)	167	2,564	95%	$27.70	1,130,668	66,164	28%
Land	1	215	N/A	$22.30	52,220	4,791	2%
Office	4	1,006	100%	$19.90	263,736	19,996	9%
Total	241	22,988			$4,080,783	$234,133	100%
__________
(1)Excludes indirect investment in STORE.
(2)Includes properties owned by unconsolidated entities.
(3)Based on fair value as of September 30, 2024.
(4)Occupancy rate is calculated as the percentage of square footage leased.
(5)Land investments are excluded from Occupancy Rate. Build-to-suit investments are included in Occupancy Rate to the extent a lease has been executed.

Real Estate and Leases
The following table provides information regarding our real estate property types as of September 30, 2024:

Property Type and Investment (1)	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Sq. Feet (in thousands)	Occupancy Rate (7)
Industrial:
Amazon	5	Various	Aug. - Dec. 2022	100%	4,964	100%
Dorel Industries	1	Cornwall, ON	November 2022	100%	492	100%
EquipmentShare.com (6)	31	Various	Oct. - Nov. 2022, June 2024	100%	780	100%
Magna International	1	Bowling Green, KY	September 2022	100%	1,176	100%
Paradigm	3	Various	October 2022	100%	314	100%
Whirlpool	1	Amana, IA	November 2022	100%	1,572	100%
Tenneco(2)	11	Various	Dec. 2022 - Jul. 2023	100% / 51%	3,437	100%
LOC Performance	2	Various	March 2023	100%	990	100%
QVC	2	Various	January 2023	100%	2,166	100%
Save Mart (4)	2	Various	September 2023	100%	555	100%
Quanta Cloud	1	San Jose, CA	June 2024	100%	91	100%
General Mills	1	Belvidere, IL	July 2024	100%	1,318	100%
Hillenbrand	2	Various	September 2024	100%	712	100%
Air Distributions Technologies	4	Various	July 2024	100%	482	100%
CoreWeave (2)(6)	1	Chester, VA	August 2024	15%	142	100%
Johnson Controls	1	Seattle, WA	September 2022	100%	12	100%
Retail:
Cracker Barrel	53	Various	September 2022	100%	537	100%
Fleet Farm (2)	2	Various	August 2022	49%	428	100%
Ramoco Fuels NC LLC (5)	27	Various	September 2023	100%	94	100%
Convenience Store Operator (5)	20	Various	September 2023	100%	121	—%
Walgreen Co.	29	Various	September 2022	100%	426	100%
Maverick Gaming	11	Various	Sept. 2022 - Jul. 2023	100%	317	100%
Save Mart	10	Various	July 2023	100%	475	100%
N&L Investments (5)	8	Various	September 2024	100%	22	100%

LV Petroleum (6)	7	Various	May - August 2024	100%	144	100%
Office:
Chubb	2	Whitehouse, NJ	November 2022	100%	429	100%
Energy Center	1	Houston, TX	October 2022	100%	524	100%
EquipmentShare.com	1	Colombia, MO	October 2022	100%	53	100%
Land:
HOF Village Waterpark	1	Canton, OH	November 2022	100%	215	N/A(3)
Total	241				22,988
__________________
(1)Excludes indirect investment in STORE which owns properties leased to tenants on a triple-net lease basis.
(2)Includes properties owned by unconsolidated entities. Ownership Interest less than 100% represents percentage of unconsolidated affiliate owned by the Company.
(3)Land investments are excluded from Occupancy Rate. Build-to-suit investments are included in Occupancy Rate to the extent a lease has been executed.
(4)Properties contributed to DST Program, but remain consolidated under GAAP. As of September 30, 2024, approximately 44% of the DST interests has been sold to third parties.
(5)Properties previously leased to SQRL Holdings and initially acquired in September 2022.
(6)Includes build-to-suit assets currently in development.
(7)Occupancy Rate is calculated as the percentage of square footage leased.

Lease Expirations
The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of September 30, 2024 (square feet data in thousands):

Year	Number of Expiring Leases	Annualized Base Rent	% of Total Annualized Base Rent Expiring	Square Feet (in thousands)	% of Total Square Feet Expiring
2024 (remaining)	—	$—	—%	—	—%
2025	—	—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	1	1,946	1%	191	1%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	2	10,554	4%	1,187	5%
2033	17	10,963	5%	1,551	7%
Thereafter	177	210,670	90%	19,160	87%
Total	197	$234,133	100%	22,089	100%

STORE
As of September 30, 2024, the Company holds a 16.1% ownership interest in STORE, which owns 3,245 properties in the United States, leased to 635 tenants in various industries on a triple-net basis. We initially acquired the investment in STORE in February 2023 with incremental interests purchased throughout 2023 and during the nine months ended September 30, 2024. We have determined that STORE is a significant subsidiary under SEC Regulation S-X 10-01(b) as of September 30, 2024. Accordingly, the Company is required to include STORE’s summarized information from its statements of operations for the three and nine months ended September 30, 2024. See “Item 1. Financial Statements—

Notes to Condensed Consolidated Financial Statements—4. Investments in Unconsolidated Real Estate Affiliates” for the summarized statements of operations.
Investments in Real Estate Debt
The following table details our investments in real estate debt as of September 30, 2024 (in thousands):

Type of Security/Loan	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR +4%	8/13/2037	$124,427	$123,823	$124,311
Commercial real estate loan (3)	14%	7/12/2025	34,696	34,696	34,696
Total investments in real estate debt	10%		$159,123	$158,519	$159,007
__________________
(1)The term secured overnight financing rate (“SOFR”) refers to the relevant floating benchmark rate, one-month SOFR.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)The borrower for the commercial real estate loan is NLCA Real Estate Holdings, LLC.
(4)Total investments in real estate debt per the tables above exclude our investments in loans receivable, which had a balance $27,765 of as of September 30, 2024.

Results of Operations
The following table sets forth the results of our operations for the three months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended		Change
	September 30, 2024	September 30, 2023	$
Revenues
Rental revenue	$52,684	$48,071	$4,613
Income from Investment in leases - Financing receivables	17,133	15,044	2,089
Total revenues	69,817	63,115	6,702

Expenses
Rental property operating	6,513	6,818	(305)
General and administrative	6,732	15,976	(9,244)
Impairment charges	—	9,033	(9,033)
Management fee	12,330	6,045	6,285
Performance participation allocation	7,440	5,791	1,649
Depreciation and amortization	24,489	21,707	2,782
Total expenses	57,504	65,370	(7,866)
Other income (expense)
Income from unconsolidated real estate affiliates	22,811	13,152	9,659
Net gain on dispositions	42,906	—	42,906
Interest expense	(27,602)	(34,629)	7,027
Interest income	5,345	2,853	2,492
Other (expense) income, net	(4,344)	228	(4,572)
Total other income (expense), net	39,116	(18,396)	57,512
Net income (loss) before income taxes	$51,429	$(20,651)	$72,080
Income tax expense	1,026	—	1,026
Net income (loss)	50,403	(20,651)	71,054
Net (income) loss attributable to non-controlling interests	(3,629)	2,858	(6,487)
Net income (loss) attributable to ORENT shareholders	$46,774	$(17,793)	$64,567
Net income (loss) per common share – basic	$0.13	$(0.11)
Net income (loss) per common share – diluted	$0.13	$(0.11)
Weighted-average common shares outstanding, basic	357,017,433	156,903,346
Weighted-average common shares outstanding, diluted	386,191,878	156,919,558
Rental Revenue
Rental revenue from our income property operations was $52,684 for the three months ended September 30, 2024 and $48,071 for the three months ended September 30, 2023. The increase in respective revenues during the periods presented is primarily due to an increase in the real estate portfolio from 170 properties as of September 30, 2023 to 189 properties as of September 30, 2024, as well as an increase in expense recovery income included in variable lease payments from September 30, 2023 to September 30, 2024.
Income from Investment in Leases - Financing Receivables
Income from investment in leases - financing receivables was $17,133 for the three months ended September 30, 2024 and $15,044 for the three months ended September 30, 2023. The increase in respective revenues during the periods presented is due to an increase in the investment properties that were accounted for as financing receivables from 14 at September 30, 2023 to 21 at September 30, 2024, resulting from failed sales-leaseback transactions under U.S. GAAP.
Rental Property Operating Expenses
Rental property expenses were $6,513 for the three months ended September 30, 2024, and $6,818 for the three months ended September 30, 2023. The decrease is primarily the result of decreases in our current year maintenance, property management, and real estate tax expenses, offset by an increase in insurance expense.
General and Administrative Expenses
General and administrative expenses were $6,732 for the three months ended September 30, 2024 and $15,976 for the three months ended September 30, 2023. The decrease in general and administrative expenses is primarily due to a decrease in the credit allowance adjustment under the CECL model.
Impairment of Intangibles
During the three months ended September 30, 2023, the Company recognized $9,033 of impairment charges on intangible assets related to one tenant, Mountain Express, for which the leases were rejected by bankruptcy court in August 2023. The Company did not recognize impairment charges during the three months ended September 30, 2024.
Management Fee
The management fee for the three months ended September 30, 2024 and 2023 was $12,330 and $6,045, respectively. The increase was primarily due to an increase in NAV.
Performance Participation Allocation
Performance participation allocation was $7,440 for the three months ended September 30, 2024 and $5,791 for the three months ended September 30, 2023. The increase was primarily due to an increase in NAV in excess of the required 5% return.
Depreciation and Amortization
Depreciation and amortization was $24,489 for the three months ended September 30, 2024 and $21,707 for the three months ended September 30, 2023. The increase in depreciation and amortization during the periods presented is due to an increase in the real estate portfolio from 170 properties as of September 30, 2023, to 189 properties as of September 30, 2024, as well as assets placed in service during 2023 that were previously under construction.
Income from Unconsolidated Real Estate Affiliates
Income from unconsolidated real estate affiliates was $22,811 for the three months ended September 30, 2024, and $13,152 for the three months ended September 30, 2023. The increase in Income from Unconsolidated Real Estate Affiliates is primarily due to the increase in the Company’s ownership in STORE.
Net Gain on Dispositions
During the three months ended September 30, 2024, the Company recognized a net gain on dispositions of real estate of $42,906. The Company disposed of one industrial property and one land property for total proceeds of $251,634. The Company did not dispose of any properties during the three months ended September 30, 2023.
Interest Expense
Interest expense was $27,602 for the three months ended September 30, 2024, and $34,629 for the three months ended September 30, 2023. The decrease in expense in the three months ended September 30, 2024 was primarily due to a decrease in mortgage borrowings as well as no interest expense on the affiliate line of credit, which was paid down during the second quarter of the current year, partially offset by an increase in our credit facility borrowings.
Interest Income
Interest income was $5,345 and $2,853 for the three months ended September 30, 2024 and 2023, respectively. The increase in interest income in the current year was primarily due to higher interest income on our investments in real estate debt.

Other (Expense) Income, net
For the three months ended September 30, 2024 the Company recognized other expense, net of $4,344, compared to other income, net of $228 for the three months ended September 30, 2023. The change was primarily due to debt extinguishment fees related to the payment of mortgage loans and losses on derivatives for which the Company has not elected hedge accounting.

The following table sets forth the results of our operations for the nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023	$
Revenues
Rental revenue	$152,355	$139,066	$13,289
Income from Investment in leases - Financing receivables	46,704	42,673	4,031
Other revenue	199,059	181,739	17,320

Expenses
Rental property operating	19,301	17,504	1,797
General and administrative	18,242	23,548	(5,306)
Impairment charges	4,849	9,033	(4,184)
Management fee	31,134	15,103	16,031
Performance participation allocation	22,602	13,925	8,677
Depreciation and amortization	70,641	50,377	20,264
Total expenses	166,769	129,490	37,279
Other income (expense)
Income from unconsolidated real estate affiliates	96,205	29,926	66,279
Net gain on dispositions	43,620	—	43,620
Interest expense	(96,705)	(86,962)	(9,743)
Interest income	11,444	6,797	4,647
Other (expense) income, net	(3,829)	257	(4,086)
Total other income (expense), net	50,735	(49,982)	100,717
Net income before income taxes	83,025	2,267	80,758
Income tax expense	2,438	—	2,438
Net income	$80,587	$2,267	$78,320
Net income attributable to non-controlling interests	(6,546)	(1,904)	(4,642)
Net income attributable to ORENT shareholders	$74,041	$363	$73,678
Net income per common share – basic	$0.25	$—
Net income per common share – diluted	$0.25	$—
Weighted-average common shares outstanding, basic	295,966,833	127,652,548
Weighted-average common shares outstanding, diluted	324,923,336	127,668,760
Rental Revenue
Rental revenue from our income property operations was $152,355 for the nine months ended September 30, 2024 and $139,066 for the nine months ended September 30, 2023. The increase in respective revenues during the periods presented is primarily due to an increase in the real estate portfolio from 170 properties as of September 30, 2023 to 189 properties as of September 30, 2024, contractual rent increases across the existing portfolio, and an increase in expense recovery income included in variable lease payments from September 30, 2023 to September 30, 2024.
Income from Investment in Leases - Financing Receivables
Income from investment in leases - financing receivables was $46,704 for the nine months ended September 30, 2024 and $42,673 for the nine months ended September 30, 2023. The increase in respective revenues during the periods presented is due to an increase in the investment properties that were accounted for as financing receivables from 14 at September 30, 2023 to 21 at September 30, 2024, resulting from failed sales-leaseback transactions under U.S. GAAP.
Rental Property Operating Expenses
Rental property operating expenses were $19,301 for the nine months ended September 30, 2024 and $17,504 for the nine months ended September 30, 2023. The increase was primarily the result of an increase in our current year real estate tax expense estimate, state and local taxes, and insurance expense, offset by decreased maintenance expense compared to the prior year.
General and Administrative Expenses
General and administrative expenses were $18,242 for the nine months ended September 30, 2024 and $23,548 for the nine months ended September 30, 2023. The decrease in respective general and administrative expense is primarily due to a decrease in the credit allowance adjustment under the CECL model, partially offset by increases in salaries expense and legal fees.
Impairment of Intangibles
During the nine months ended September 30, 2024, the Company recognized $4,849 of impairment charges as a result of the Company terminating its leases with SQRL Holdings due to non-payment of rent. During the nine months ended September 30, 2023, the Company recognized impairment charges of $9,033 on intangible assets related to one tenant, Mountain Express, for which the leases were rejected by bankruptcy court in August 2023.
Management Fee
The management fee for the nine months ended September 30, 2024 and 2023 was $31,134 and $15,103, respectively. The increase was primarily due to an increase in NAV.
Performance Participation Allocation
Performance participation allocation was $22,602 for the nine months ended September 30, 2024 and $13,925 for the nine months ended September 30, 2023. The increase was primarily due to an increase in NAV in excess of the required 5% return.
Depreciation and Amortization
Depreciation and amortization was $70,641 for the nine months ended September 30, 2024 and $50,377 for the nine months ended September 30, 2023. The increase in depreciation and amortization during the periods presented is due to an increase in the real estate portfolio from 170 properties as of September 30, 2023, to 189 properties as of September 30, 2024, as well as assets placed in service during 2023 that were previously under construction.
Income from Unconsolidated Real Estate Affiliates
Income from unconsolidated real estate affiliates was $96,205 for the nine months ended September 30, 2024 and $29,926 for the nine months ended September 30, 2023. The increase in Income from Unconsolidated Real Estate Affiliates is primarily due to the increase in the Company’s ownership in STORE.
Net Gain on Dispositions
During the nine months ended September 30, 2024, the Company recognized a net gain on dispositions of real estate of $43,620. The Company disposed of one industrial property, one retail property, one land property and one parcel of excess land at an industrial property for total proceeds of $256,893. The Company did not dispose of any properties during the nine months ended September 30, 2023.
Interest Expense
Interest expense was $96,705 for the nine months ended September 30, 2024 and $86,962 for the nine months ended September 30, 2023. The increase in expense was primarily due to an increase in credit facility borrowings, interest on the STORE FIPA loan, and a reduction in capitalized interest for properties under construction, as the properties were placed in service in 2023.

Interest Income
Interest income was $11,444 and $6,797 for the nine months ended September 30, 2024 and 2023, respectively. The increase in interest income in the current year was primarily due to higher interest income on our investments in real estate debt, as well as an increase in interest earned on our deposits with banks.
Other (Expense) Income, net
For the nine months ended September 30, 2024, the Company recognized other expense, net of $3,829, compared to other income, net of $257 for the nine months ended September 30, 2023. The change was primarily due to debt extinguishment fees related to the payment of mortgage loans, and losses on derivatives for which the Company has not elected hedge accounting.

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
Our total NAV presented in the following tables includes the NAV of our Class S, Class N, Class D, and Class I common shares, as well as the partnership interests of NLT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of September 30, 2024 (dollars are in thousands):

Components of NAV	September 30, 2024
Cash and cash equivalents	$113,372
Restricted cash	127,118
Investments in real estate, net	3,167,410
Investment in leases - financing receivables	516,007
Investments in real estate debt	186,999
Intangible assets, net	205,553
Investments in unconsolidated real estate affiliates	1,583,073
Other assets	27,871
Mortgage notes and credit facility	(1,497,548)
Unsecured senior notes, net	(128,131)
Due to Affiliates	(18,812)
Accounts payable and accrued expenses	(120,808)
Other Liabilities	(98,128)
Net Asset Value	$4,063,976
Number of outstanding shares/units	402,347,563

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2024 (dollars are in thousands except for per share amounts):

NAV per share	Class S Shares	Class N Shares	Class D Shares	Class I Shares		Third - Party Operating Partnership Units (2)	Total
NAV	$1,660,982	$84,295	$12,243	$2,008,677		$297,779	$4,063,976
Number of outstanding shares/units	165,011,665	8,304,936	1,230,261	198,390,085	(1)	29,410,616	402,347,563
NAV Per Share/Unit as of September 30, 2024	$10.0658	$10.1499	$9.9517	$10.1249		$10.1249
__________________
(1)Includes Class I Shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of NLT OP held by the Special Limited Partners and parties other than us.
The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of September 30, 2024:

Property Type	Capitalization Rate (1)
Industrial	5.7%
Land	9.4%
Office	8.3%
Retail	6.8%
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

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Land	Office	Retail
Capitalization Rate	0.25 % Decrease	+3.7%	+2.7%	+3.4%	+4.4%
(weighted average)	0.25 % Increase	(3.4)%	(2.7)%	(3.2)%	(3.9)%

The following table reconciles shareholders’ equity and NLT OP partner’s capital per our Consolidated Balance Sheet to our NAV (in thousands):

September 30, 2024
Shareholder's equity	$3,376,952
Non-controlling interests attributable to NLT OP	248,257
Redeemable non-controlling interests	32,071
Redeemable common shares	73,051
Total partners' capital of NLT OP under GAAP	3,730,331
Adjustments:
Accrued shareholder servicing fee	88,497
Accrued organization and offering costs	10,061
Accumulated depreciation and amortization under GAAP	158,396
Allowance for credit losses under GAAP	19,694
Unrealized net real estate and real estate debt appreciation	109,130
Accrued interest on financing receivables	(17,650)
Straight-line rent	(35,291)
Deferred tax liability	808
NAV	$4,063,976
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
•We recognize rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments and their impact on deferred taxes are excluded for purposes of calculating NAV.
Distributions
Beginning September 21, 2022, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Class S, Class D, and Class I common shares received aggregate gross distributions of $0.1750 and $0.5250 per share for the three and nine months ended September 30, 2024, respectively. Class N received aggregate gross distributions per share of $0.1750 and $0.2333 per share for the three and nine months ended September 30, 2024 as Class N shares were only outstanding for four months of the year. The net distribution varies for each class of common shares based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the nine months ended September 30, 2024 and 2023:

Record Date	Class S	Class N	Class D	Class I
January 31, 2024	$0.0512	$—	$0.0563	$0.0583
February 29, 2024	0.0512	—	0.0563	0.0583
March 31, 2024	0.0512	—	0.0562	0.0583
April 30, 2024	0.0512	—	0.0562	0.0583
May 31, 2024	0.0512	—	0.0562	0.0584
June 30, 2024	0.0512	0.0541	0.0563	0.0584
July 31, 2024	0.0512	0.0541	0.0563	0.0583
August 31, 2024	0.0512	0.0541	0.0563	0.0583
September 30, 2024	0.0512	0.0541	0.0563	0.0584
Total	$0.4608	$0.2164	$0.5064	$0.5250

Record Date	Class S	Class N	Class D	Class I
January 31, 2023	$0.0511	$—	$0.0562	$0.0583
February 28, 2023	0.0512	—	0.0563	0.0583
March 31, 2023	0.0510	—	0.0562	0.0584
April 30, 2023	0.0511	—	0.0562	0.0583
May 31, 2023	0.0512	—	0.0563	0.0583
June 30, 2023	0.0511	—	0.0562	0.0584
July 31, 2023	0.0511	—	0.0562	0.0583
August 31, 2023	0.0511	—	0.0562	0.0583
September 30, 2023	0.0511	—	0.0562	0.0583
Total	$0.4599	$—	$0.5061	$0.5250
The following table details our distributions declared for the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$35,515	55%	$14,501	56%	$91,304	56%	$36,055	58%
Reinvested in shares	28,594	45%	11,329	44%	70,562	44%	26,723	42%
Total distributions	$64,109	100%	$25,830	100%	$161,866	100%	$62,778	100%
Sources of Distributions
Cash flows from operating activities (1)	$64,109	100%	$25,830	100%	$161,866	100%	$62,778	100%
Offering proceeds	—	—%	—	—%	—	—%	—	—%
Total sources of distributions	$64,109	100%	$25,830	100%	$161,866	100%	$62,778	100%

Cash flows from operating activities	$57,597		$34,028		$131,334		$111,199
Funds from Operations (2)	$29,885		$7,746		$103,411		$48,798
Adjusted Funds from Operations (2)	$54,110		$25,633		$128,353		$80,084
______________
(1)As of September 30, 2024, our inception to date cash flows from operating activities have funded 100% of our distributions.
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
The following table presents a reconciliation of net income (loss) attributable to ORENT shareholders to FFO and AFFO attributable to ORENT shareholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income attributable to ORENT shareholders	$46,774	$(17,793)	$74,041	$363
Adjustments to arrive at FFO:
Depreciation and amortization	24,489	21,707	70,641	50,377
Impairment charges	—	9,033	4,849	9,033
Net gain on dispositions of real estate	(42,906)	—	(43,620)	—
Amount attributable to investment in unconsolidated affiliate	149	149	447	447
Amount attributable to non-controlling interests for above adjustments	1,379	(5,350)	(2,947)	(11,422)
FFO attributable to ORENT shareholders	29,885	7,746	103,411	48,798

Adjustments to arrive at AFFO:
Straight-line rental income	(4,899)	(5,021)	(14,017)	(13,539)
Amortization of ground lease and below market lease intangibles	49	114	253	372
Amortization of mortgage discount	—	137	—	388
Unrealized loss on foreign currency derivatives	1,447	—	258	—
Unrealized gains from changes in fair value of financial instruments	(244)	(88)	(344)	(97)
Adjustment for investments accounted for under fair value option	6,961	—	(15,160)	—
Unrealized loss from changes in fair value of DST financing obligation	434	—	994	—
Provision for credit losses	2,314	10,976	3,056	11,792
Accretion of tenant loan receivable	(1,569)	(2,825)	(9,372)	(7,791)
Performance participation allocation	7,440	5,791	22,602	13,925
Management fee	12,330	6,045	31,134	15,103
Interest on affiliate line of credit	—	4,350	5,420	12,841
Organization costs	—	127	—	416
Debt extinguishment fees	3,309	—	3,309	—
Amortization of deferred financing costs and derivatives	2,475	4,081	9,201	10,511
Shareholder servicing fees	(3,538)	(1,655)	(8,780)	(4,125)
Amount attributable to investment in unconsolidated affiliate	(21)	(51)	(119)	(159)
Amount attributable to non-controlling interests for above adjustments	(2,263)	(4,094)	(3,493)	(8,351)
AFFO attributable to ORENT shareholders	$54,110	$25,633	$128,353	$80,084
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $113,372 and $471,137 available under our credit facility as of September 30, 2024. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $1,738,437 for the nine months ended September 30, 2024, as well as through the ability to sell our CMBS investments with a fair value of $124,311 as of September 30, 2024. Additionally, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and proceeds from our DST Program.
Our primary liquidity needs are to fund our investments, make distributions to our shareholders, repurchase common shares pursuant to our share repurchase plan, pay operating expenses, fund capital expenditures and build-to-suit commitments, and repay indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that NLT OP pays to the Special Limited Partners, both of which will impact our liquidity to the extent the Adviser or the Special Limited Partners elect to receive such payments in cash, or subsequently redeem shares or NLT OP Units previously issued to them.
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

Capital Resources
As of September 30, 2024, our indebtedness included loans secured by our properties, unsecured credit facilities, and an affiliate note payable.
The following table is a summary of our indebtedness as of September 30, 2024 (in thousands):

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)(6)	Weighted Average Maturity Date	Maximum Facility Size	September 30, 2024	December 31, 2023
Mortgage notes & credit facility:
Unsecured term loan credit facility(2)	S + 1.50%	8/11/2027	$1,165,500	$1,165,500	$1,095,500
Unsecured revolving credit facility(3)	S + 1.68%	8/11/2026	$724,500	252,988	231,255
Fixed rate mortgages	6.25%	4/6/2029	N/A	43,000	—
Variable rate mortgages (4)	S + 1.80%	1/6/2026	N/A	48,477	546,005
Deferred financing costs, net				(12,362)	(13,172)
Total Mortgage notes & credit facility, net:				$1,497,603	$1,859,588

Unsecured senior notes
Unsecured senior notes (5)	6.35%	2/2/2030	N/A	$130,000	$—
Deferred financing costs, net				(1,869)	—
Unsecured senior notes, net				$128,131	$—

Affiliate line of credit
Affiliate line of credit(6)	S + 1.55%	6/30/2024	N/A	—	200,000
Affiliate line of credit, net:				$—	$200,000
Total indebtedness				$1,625,734	$2,059,588
_______________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of September 30, 2024, we have outstanding interest rate swaps and interest rate caps that mitigate our exposure to potential future interest rate increases under our floating-rate debt. See further discussion of outstanding interest rate swaps and caps below.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the nine months ended September 30, 2024 was 6.89% (unhedged) and 5.26% (hedged). As of September 30, 2024, we have outstanding interest rate swaps with aggregate notional values of $700,000, $250,000, $145,500 and $70,000 that are structured such that the SOFR rates result in fixed rates of 3.65%, 3.42%, 4.23% and 3.67%, respectively.
(3)The unsecured revolving credit facility consists of USD (“USD Revolver”) and Alternative (“Alternative Revolver”) denominated currencies, and bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) adjusted floating rate, and (d) 1.0%. The adjusted floating rate for the USD Revolver is SOFR plus 0.10%, while the Alternative Revolver is EURIBOR for Euro borrowings, and CORRA plus 0.30% for Canadian Dollar borrowings. The weighted average interest rate for the unsecured revolving credit facility for the nine months ended September 30, 2024 was 6.58% (unhedged) and 6.15% (hedged). As of September 30, 2024, we have outstanding interest rate swaps with aggregate notional values of $30,000 and $100,000 that are structured such that the SOFR rate results in a fixed rate of 3.67% and 3.40%, respectively.
(4)We have an interest rate swap with an aggregate notional value of $48,892 as of September 30, 2024, that is structured such that the variable rate results in a fixed rate of 3.74%. During the nine months ended September 30, 2024, the Company repaid $494,902 of variable rate mortgages.
(5)On August 28, 2024, Blue Owl NLT Operating Partnership LP, entered into the Note Purchase Agreement governing the issuance of a total of $130,000 in aggregate principal amount of unsecured senior notes. Interest on the notes is due semi-annually on the 28th day of February and August of each year, beginning on February 28, 2025. Proceeds from the issuance of the notes were used to pay down existing indebtedness of the Company and for other general purposes.
(6)The affiliate note payable bore interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate was the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the affiliate note payable for the period from January 1, 2024 through the maturity date of June 30, 2024 was 6.97%.
(7)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.

On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering. The Company is authorized to issue an unlimited number of each of its four classes of shares of its common shares (Class S shares, Class N shares, Class D shares, and Class I shares).

As of November 11, 2024, we had received net proceeds of $4,070,990 from selling an aggregate 400,470,622 common shares in the private offering (consisting of 180,616,245 Class S shares, 12,199,724 Class N shares, 6,006,070 Class D shares, and 201,648,582 Class I shares).
Cash Flows
Cash flows provided by operating activities was $131,334 for the nine months ended September 30, 2024 compared to $111,199 for the nine months ended September 30, 2023. The change in cash flows provided by operating activities was primarily due to an increase in income resulting from additional acquisitions offset by an increase in payments for other assets and operating liabilities compared to the nine months ended September 30, 2023.
Cash flows used in investing activities was $855,527 for the nine months ended September 30, 2024 compared to $1,026,322 for the nine months ended September 30, 2023. The change in cash flows used in investing activities for the nine months ended September 30, 2024 was primarily due to total proceeds from dispositions of $256,893, primarily from the sale of a land investment, during the nine months ended September 30, 2024, offset by an increase in cash paid for total investments in real estate, including CMBS investments.
Cash flows provided by financing activities was $828,102 for the nine months ended September 30, 2024 compared to $900,703 for the nine months ended September 30, 2023. The change in cash flows provided by financing activities was primarily due to an increase in repayments of principal on our mortgage notes and credit facilities, affiliate line of credit, the STORE FIPA loan, distributions and repurchase of common shares, offset by an increase of $846,874 from the issuance of our common shares compared to the prior year period and proceeds from our DST program of $24,431.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain, as described in our 2023 Form 10-K for the year ended December 31, 2023. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of changes to our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions for the nine months ended September 30, 2024. See Note 2 to our condensed consolidated financial statements for further descriptions of the below accounting policies.
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
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of September 30, 2024 (in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$1,639,965	$—	$1,495,965	$121,000	$23,000
Organizational and offering costs	10,061	2,367	7,102	592	—
Total	$1,650,026	$2,367	$1,503,067	$121,592	$23,000

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of floating rate financings with staggered maturities and through interest rate hedging agreements to fix all or a portion of our variable rate debt. As of September 30, 2024, the outstanding principal balance of our indebtedness was $1.6 billion and consisted of mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and unsecured senior notes.
Certain of our mortgage notes, term loan credit facilities, unsecured revolving credit facilities and affiliate note payable are variable rate and indexed to one-month SOFR, one-month EURIBOR, daily CORRA, and one-month SONIA (collectively, the “Reference Rates”). For the three and nine months ended September 30, 2024, a 10 basis point increase in each of the Reference Rates would have resulted in an inconsequential increase in interest expense as a result of our interest rate swap and interest rate cap contracts which hedge our risk of changing interest rates. Our exposure to interest rate risk may vary in future periods as the amount and terms of our interest rate hedging agreements change over time as we implement our hedging program.
Investments in Real Estate Debt
As of September 30, 2024 and December 31, 2023, we held $186.8 million and $87.2 million of investments in real estate debt, respectively, of which $159.0 million and $87.2 million are reported at fair value, respectively, on our Condensed Consolidated Balance Sheet. Our investments in real estate debt consist of floating-rate and fixed rate debt. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and nine months ended September 30, 2024, a 10 basis point increase or decrease in the Reference Rates would have resulted in an inconsequential increase or decrease to income from investments in real estate debt.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of September 30, 2024 and December 31, 2023, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $15.9 million and $8.7 million, respectively.
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
PART II - OTHER INFORMATION
ITEM 1    LEGAL PROCEEDINGS
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of September 30, 2024, we were not involved in any material legal proceedings.
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
In September 2022, we began accepting subscriptions from investors providing for the private placement of our Shares. As of November 11, 2024, we have sold 180,616,245 Class S Shares, 12,199,724 Class N Shares, 6,006,070 Class D Shares and 201,648,582 Class I Shares for an aggregate price of $4,070,990. These Shares have been issued and sold in reliance upon the available exemption from registration requirements of the 1933 Act under Section 4(a)(2) thereof and Regulation D thereunder.
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
The following table sets forth purchases by the Company of its common shares during the three months ended September 30, 2024 under this publicly announced share repurchase program in effect for the period.

Repurchase Request Deadline	Total Number of Common Shares Purchased (a)	Average Price per Common Share (b)(1)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Approximately Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(2)
September 6, 2024	7,380,190	$10.0959	7,380,190	$—
Total	7,380,190	$10.0959	7,380,190	$—
_______________
(1)Repurchase pricing date was July 31, 2024.
(2)Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

From Inception through September 30, 2024, 3,101,472 Class I units in the Operating Partnership were issued to the Special Limited Partners. Subsequent to initial issuance, 1,390,806 Class I units were distributed to participants in the Special Limited Partners, with the remaining 1,710,666 Class I units held directly by the Special Limited Partners as of September 30, 2024. As of September 30, 2024, the Adviser held 9,582,979 Class I REIT shares, of which 7,140,039 shares were issued as payment of management fees and interest on the affiliate loan. The redemption of any Class I units held by the Special Limited Partner or Class I REIT shares held by the Adviser acquired as payment of management fee and interest earned by the Adviser occurs outside of our share repurchase plan.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the nine months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the 1933 Act).

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
10.1
Note Purchase Agreement, dated August 28, 2024, between Blue Owl NLT Operating Partnership LP and the purchasers party thereto for $29,000,000 6.24% Senior Notes Series A due August 28, 2028, $38,500,000 6.32% Senior Notes Series B due August 28, 2029, $39,500,000 6.40% Senior Notes Series C due August 28, 2030, $23,000,000 6.43% Senior Notes Series D due August 28, 2031 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2024 and incorporated herein by reference)

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
Date: November 12, 2024