Form 10-K
period 2024-12-31
Blue Owl Real Estate Net Lease Trust
filed 2025-03-13
CIK 1944366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

Commission File Number 000-56536
________________________________________
Blue Owl Real Estate Net Lease Trust
(Exact name of registrant as specified in its charter)
________________________________________

Maryland	88-1672312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N Riverside Plaza, 37th Floor	60606
Chicago, IL	(Zip Code)
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
As of March 10, 2025, the issuer had the following common shares of beneficial interest outstanding: 211,957,974 Class S Shares, 24,473,593 Class N, 3,953,574 Class D Shares and 248,345,176 Class I Shares.
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
•since there is no public trading market for our common shares of beneficial interest par value $0.01 (“common shares” or “shares”), repurchase of shares by us will likely be the only way to dispose of your shares. Our Share Repurchase Plan (as defined below) provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our Board of Trustees may make exceptions to, modify and suspend our Share Repurchase Plan if, in its judgment, it deems such action to be in our best interest. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid;
•distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, DST proceeds, the sale of our assets, and repayments of our real estate debt investments, and we have no limits on the amounts we may fund from such sources;
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
Forward-looking and other statements regarding environmental and other sustainability efforts and aspirations are not an indication that these statements are material to investors or require disclosure in our filing with the SEC. In addition, historical, current, and forward-looking environmental and other sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future, including future rule-making.
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

•Elevated inflation may materially and adversely affect us and our tenants.
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
Risks Related to Our Relationship with Blue Owl, Our Adviser and the Investment Advisory Agreement
•We depend on the Adviser (as defined below) to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
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
Risks Related to Our Status as a REIT and Certain Other Tax Items
•If we (or any of our subsidiary REITs) do not qualify as a REIT, or fail to remain qualified as a REIT, we (and each such subsidiary REIT, as applicable) will be subject to U.S. federal income tax as a subchapter C corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.

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
Risks Related to the DST Program
•The Operating Partnership’s (as defined below) private placements of beneficial interests in specific Delaware statutory trusts under our DST Program (as defined below) will not shield us from risks related to the performance of the real properties held through such structures.

PART I
ITEM  1.    BUSINESS
References herein to “Blue Owl Real Estate Net Lease Trust,” “ORENT”, the “Company,” “we,” “us,” or “our” refer to Blue Owl Real Estate Net Lease Trust and its subsidiaries unless the context specifically requires otherwise.
General Description of Business and Operations
Blue Owl Real Estate Net Lease Trust (formerly, Oak Street Net Lease Trust) was formed on April 4, 2022 as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl Capital Inc. (“Blue Owl”) on August 9, 2022. The Company invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, we may invest outside the U.S. and in real estate debt. We are the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP (formerly, OakTrust Operating Partnership L.P.), a Delaware limited partnership (“NLT OP” or the “Operating Partnership”), and we own substantially all of our assets through NLT OP. The Company and NLT OP are externally managed by an adviser, Blue Owl Real Estate Capital LLC (formerly, Oak Street Real Estate Capital, LLC) (“Blue Owl Real Assets” or the “Adviser”), a subsidiary of Blue Owl. Our principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants (together, “credit tenants”) or guarantors, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment.
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
As of March 10, 2025, we have received net proceeds of $5.0 billion from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class N, Class D, and Class I units of NLT OP. NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
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
As of December 31, 2024, the Company holds interest in four joint ventures, including STORE Capital LLC and Waterparks LLC (collectively, “STORE”). The Company acquired its indirect investment in STORE, a then-publicly-traded REIT invested in net-lease real estate, in an all-cash, take-private transaction on February 3, 2023. STORE owns 3,206 properties leased to 615 tenants on a triple-net lease basis. As of December 31, 2024, the Company held a 16.4% ownership interest in STORE. The Company’s investment in STORE qualifies as a significant investment under SEC Regulation S-X Rule 3-09. The Company also holds investments in real estate debt which consist of securities and loans.
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
During the year ended December 31, 2023, the Company contributed two industrial assets with a fair value of $85.3 million to the DST as part of the initial DST Program offering, and a wholly-owned subsidiary of the Company leased back the assets in accordance with a master lease agreement. The Company did not contribute any assets to a DST during the year ended December 31, 2024. As of December 31, 2024, the Company has raised net proceeds of $52.2 million from its DST Program.
Blue Owl and Blue Owl Real Assets
Blue Owl is a global alternative asset manager with $251.1 billion in assets under management as of December 31, 2024. Anchored by a strong permanent capital base, the firm’s investment vehicles deploy private capital across Direct Lending, GP Capital Solutions and Real Assets strategies. Blue Owl’s flexible, consultative approach helps position the firm as a partner of choice for businesses seeking capital solutions to support their sustained growth. The firm’s management team is comprised of seasoned investment professionals with decades of experience building alternative investment businesses. As of December 31, 2024, Blue Owl had over 1,100 full-time employees.
A division of Blue Owl, Blue Owl Real Assets is a real estate private equity business primarily focused on acquiring single tenant properties, triple net leased long-term to credit tenants (as defined above). Blue Owl Real Assets was formed in 2009 and has $49.4 billion of assets under management across closed-end funds, open-end funds and separately managed accounts as of December 31, 2024.
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
Investment Objective
Our investment objectives are to generate high investor returns, while seeking to minimize risk; provide for stable cash distributions generated from rents paid by creditworthy tenants; realize capital appreciation in our share price from active investment and asset management; and provide for a real estate portfolio diversified by property type, industry and geography (primarily U.S. and Canada, and to a lesser extent, Europe).
Investment Strategies
Our investment strategy is primarily to acquire, own, finance and lease a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with credit tenants or guarantors across the United States and Canada, and to a lesser extent, Europe. We target high-quality tenants characterized by strong business and economic trends, whose businesses offer essential goods or services and which we believe are generally resistant to e-commerce and economic downside risks. Our investments in single-tenant properties will often be owned through wholly-owned subsidiaries but may also be in the form of preferred securities or other securities, acquisitions of operating platforms or through joint ventures. In addition, we may invest in loans secured by these types of properties or other ownership interests in entities owning these types of properties, subject to the limitations imposed by reason of our intention to qualify as a REIT and maintaining our exclusion from being required to register under the Investment Company Act. We also may to a lesser extent invest in real estate debt investments, non-real estate investments that are related to our real estate investments (including investments related to our tenants), equity securities, marketable securities, warrants, cash, cash equivalents and other short-term investments, to provide a source of liquidity for our Share Repurchase Plan, cash management, and other purposes.
We have a targeted origination strategy that benefits from Blue Owl Real Assets’ strong network and allows us to be competitive with our net lease peers. Blue Owl Real Assets proactively builds and maintains strong relationships with large creditworthy companies whose businesses offer essential goods or services and which we believe are generally resistant to e-commerce and economic downside risks, and structures mutually beneficial transactions with long lease durations, and in many cases, favorable pricing. We intend to leverage Blue Owl Real Assets’ corporate partnerships to both source unique investment opportunities unavailable to other market participants and negotiate attractive lease terms. In addition, we have enhanced sourcing capabilities because of our ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers. Our targeted strategy means that we may be concentrated in a single investment or group of related investments.
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
Our strategy is to primarily invest in properties with long-term leases. The leases we seek to enter into typically have base non-cancelable terms, often with multiple tenant renewal options. Furthermore, we structure our leases to incorporate contractual annual rent escalations which, if achieved, has the potential to substantially enhance the value of the property’s cash flow during the lease period. In addition, we structure our long-term leases predominantly as triple-net which means that the tenant is responsible for all property operating expenses, such as maintenance and repairs, real estate taxes and insurance, and capital expenditures. As a result, we do not expect to incur significant capital expenditures relating to our properties. Given that our long-term leases include contractual annual rent escalations and that we generally do not provide cash outlays for capital expenditures and operating expenses, we expect to generate a steady, predictable stream of increasing cash flows over the long-term. In addition, we make it a top priority to remain in frequent contact with our tenants to gauge financial performance, likelihood of renewal, and new potential opportunities such as space management, capital needs, build-to-suits (arrangements in which we acquire undeveloped or partially developed properties for the purpose of constructing facilities for a tenant), and sale-leasebacks. We believe our active asset management approach and proactive engagement with tenants is key to continuing to build strong relationships and uncovering future accretive opportunities.
We currently target properties with the features below, although we may also invest in properties that do not meet some or all of these criteria.
•Property Types: Industrial/Distribution, Essential and Other Retail, and Mission-Critical Office, among others.
•Tenant Sectors: Consumer Goods, Automotive Parts Manufacturing, Restaurants, Household Appliance Manufacturing, Software Solutions, Data Center Hardware and Solutions, Convenience Stores, Pharmacies and Drug Stores, Grocers, Plumbing, Heating, and Air-Conditioning Contractors, among others.
•Geography: Primarily major markets across the U.S. and Canada, as well as within Europe.
•Mission Critical Nature: Key distribution centers serving regional and local stores, last-mile fulfillment, essential retail, national and regional headquarters, manufacturing facilities, among others.
•Lease Structure: Absolute triple net lease (no landlord responsibility) and modified triple net lease (minimal to no landlord responsibility).

•Lease Term: Long-term leases (generally 15 years or more) with multiple renewal terms.
•Rent Escalations: Contractual fixed annual rent increases (typically 1-2%).
The following chart describes the diversification of our wholly-owned investments in real estate based on fair value as of December 31, 2024:
Property Type (1)

(1)     Property Type weighting is measured as the asset value of our wholly-owned real estate investments for each sector category against the total asset value of all real estate investments, excluding the value of any third-party interests in such real estate investments.“Real estate investments” excludes properties held within joint ventures.
As of December 31, 2024, we owned a diversified portfolio of 243 properties consisting of income producing assets, excluding properties held in joint ventures.
Joint Ventures
We also acquire properties in joint ventures with affiliates, including investment funds, REITs, vehicles, accounts (including separate accounts), products and/or other similar arrangements sponsored, advised, and/or managed by Blue Owl or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Blue Owl or its affiliates, side-by-side or additional general partner investments with respect thereto (collectively, “Other Blue Owl Accounts”)), which allows the Company and its affiliates to collectively acquire 100% ownership of a property. We will often acquire 100% interest in properties. In addition, we enter into joint ventures with third parties to acquire, develop, improve or dispose of properties. In certain cases, we may not control the management of joint ventures in which we invest, but we may have the right to approve major decisions of the joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Blue Owl Accounts. As of December 31, 2024, we owned equity interests in 3,321 properties through our investments in unconsolidated real estate affiliates, primarily through our investment in STORE.

Investments in Real Estate Debt
Our real estate debt investments focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities (“CMBS”), real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt (including residential mortgage-backed securities (“RMBS”) and other residential credit, interests in collateralized debt obligation and collateralized loan obligation vehicles), and equity interests in public and private entities that invest in real estate debt as one of their core businesses, and may also include derivatives. Our investments in real estate debt will be focused in the United States, but may also include investments issued or backed by real estate in Canada, Europe, and potentially elsewhere. The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment, or dispose of an existing investment rests with the Adviser’s investment committee (the “Investment Committee”) or particular professionals employed by the Adviser, depending on the size and type of the investment.
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
Borrowing Policies
We use financial leverage to provide additional funds to support our investment activities. Our target leverage ratio is 40% - 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. For the purposes of determining the asset value of our real estate investments, we include the asset value of the DST Properties due to our FMV Buyback Option. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment, (ii) as other working capital advances, or (iii) as financing obligations resulting from the DST Program, will not be included as part of the calculation above. During the initial ramp-up period of our portfolio, our leverage may exceed our target. We may also exceed our target leverage ratio at other times, particularly during a market downturn or in connection with a large acquisition.
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
We generally must distribute annually at least 90% of our taxable net income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
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
Furthermore, we have one or more taxable REIT subsidiaries (“TRSs”) that pay federal, state, and local income tax on their net taxable income. See “Part I. Item 1A—“Risk Factors—Risks Related to Our Status as a REIT and Certain Other Tax Items” for additional tax status information.
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
The following chart shows our current ownership structure and our relationship with Blue Owl, the Adviser, Blue Owl Securities LLC (the “Dealer Manager”) and their respective affiliates as of December 31, 2024.

Blue Owl Capital Inc.
General Partner Interests (40%)*
General Partner Interests (40%)*
General Partner Interests (40%)*
Blue Owl Real Estate Capital LLC
Blue Owl Securities LLC
Blue Owl Capital Carry LP
Advisory Agreement
Advisory Agreement
Dealer Manager Agreement
100%
Blue Owl Participants
Third-Party Investors
3%**
97%**
Blue Owl Real Estate Net Lease Trust (a Maryland statutory trust)
Blue Owl Oak Trust Carry LLC
Special Limited Partner Interest (15%)
General Partner Interest + Limited Partner Interest (94%)**
Blue Owl Participants
100%
Blue Owl Participants
Limited Partner Interest (2%)**
Third-Party Investors
Limited Partner Interest (4%)**
Blue Owl NLT Operating Partnership LP
Special Limited Partner Interest (85%)
Blue Owl Real Estate Net Lease Trust CPV LP
100%
100%
100%
DST Program
Real Estate Holdings
Other Holdings

*Through one or more subsidiaries. The remaining 60% is held by principals of Blue Owl and other unit holders.
**Percentages as of December 2024 and are expected to fluctuate over time.

Governmental Regulations
As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (iii) state and local laws relating to real property; and (iv) federal, state, and local environmental laws, ordinances, and regulations.
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
Corporate Sustainability
Our and the Adviser’s corporate sustainability efforts seek to deliver long-term value for our investors and shareholders and positive outcomes for the communities in which we operate. Our Board of Trustees receives annual updates on the Adviser’s strategy and initiatives, including environmental, social and governance (“ESG”) related matters.
Investing Responsibly
Based on our experience, we and the Adviser believe that the consideration of ESG factors enhances our assessment of risk and helps us to identify opportunities for value creation in relation to our business operations and investment activities. Blue Owl adopted an ESG and Responsible Investing Policy, which applies to all asset classes, industries, and countries in which Blue Owl does business and the products it manages, and which the Adviser intends to apply, as applicable, to our investment portfolios, consistent with, and subject, to its fiduciary duty to create long-term value for investors and shareholders, or other duties and applicable legal, regulatory, and contractual requirements.
The Adviser believes that incorporating applicable, material ESG factors into its corporate and investment practices, including during diligence and the investment decision-making process, has the potential to meaningfully contribute to our long-term financial success and that of the organizations in which we invest. When the Adviser considers potential investments on our behalf, it seeks to address material ESG factors, including risks or potential opportunities related to prospective investments, as part of the effort to maximize value creation. Post-investment, the Adviser strives to identify and, to the extent applicable, mitigate, manage, or monitor relevant ESG risks that could impact the financial returns of any given investment, or opportunities within our investment portfolios, as appropriate and practical based on the investment. Further, the Adviser has developed processes designed to ensure compliance with applicable, evolving regulatory disclosure requirements, including ESG-related disclosure obligations.
The Adviser believes it is important to consider the ways that physical and/or transition risks from climate change may affect us and our investments. The Adviser has designed an approach that seeks to identify, assess and prioritize potential climate-related risks across our business operations and investment activity. The Adviser has considered recommendations from the Task Force on Climate-Related Financial Disclosures (“TCFD”) in the design and implementation of our climate risk management program, including topics related to governance, strategy, risk management and metrics.
Diversity, Equity and Inclusion
The Adviser and we are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser seeks to create an inclusive, performance-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a DEI policy.

Blue Owl’s DEI strategy centers on the following key concepts and core values:
•Embracing differences. Blue Owl embraces and encourages differences that make individuals unique. Blue Owl believes that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to the long-term success of Blue Owl.
•Strategic priorities. Continuing to develop as a diverse, equitable and inclusive firm is a strategic priority for Blue Owl that it believes can further enhance its work environment and overall business. Blue Owl's commitment to diversity, equity and inclusion is relevant to interactions with its employees, investors, products’ portfolio companies and third-party service providers.
•Leadership. While Blue Owl's ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, Blue Owl aims to support DEI through its entire employee population. Continuing to develop a diverse, equitable and inclusive firm is a strategic priority. Blue Owl’s Chief Human Resources Officers is responsible for overseeing its DEI program.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate Employee Resource Groups, which are open to all employees and aim to build community through shared identities, helping to further the goal of promoting a sense of inclusion and belonging. Blue Owl works with select partners to provide its employees with access to resources, networks, and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates. Additionally, Blue Owl’s summer internship program for college students includes partnerships with organizations that represent students from backgrounds that are often underrepresented in the finance industry. This program includes training, professional development sessions, networking opportunities and mentorship. Blue Owl also offers career development, skill building and mentorship opportunities for its employees. Finally, Blue Owl’s suite of benefits includes primary and secondary parental leave, family planning benefits and stipend and flexible work schedules.
Citizenship
Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes to support the communities in which it operates and resides. Blue Owl believes there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered and employee-enriched, including:
•Blue Owl Leads Together, its global employee volunteerism and giving program, which allows employees to engage with each other and with the communities in which we live and work;
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission-unlocking by powering access to college, to careers and to capital-through strategic non-profit partnerships; and
•Blue Owl Celebrates, which honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action, and hosting a variety of guest speakers.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby shareholders will have their cash distributions automatically reinvested in additional shares unless they elect to receive their distributions in cash. For shareholders that participate in our distribution reinvestment plan, the cash distributions attributable to the class of shares that such shareholders own will be automatically invested in additional shares of the same class. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the transaction price for such shares at the time the distribution is payable. Shareholders will not pay any upfront selling commission, dealer manager fees, or other similar placement fees (together, the “Upfront Sales Load”) when purchasing shares under our distribution reinvestment plan; however, all outstanding Class S, Class N, and Class D Shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing servicing fees. Participants may terminate their participation in the distribution reinvestment plan with ten business days prior written notice to us.
Share Repurchase Plan
The Company has adopted a share repurchase plan (the “Share Repurchase Plan”), whereby, subject to certain limitations, shareholders may request on a quarterly basis that the Company repurchases all or any portion of their shares. Under the Share Repurchase Plan, to the extent the Company chooses to repurchase shares in any particular calendar quarter, the Company will repurchase shares as of the close of the fourth business day of the last month of the applicable calendar quarter (“Repurchase Date”). The repurchase price per share will generally be equal to the NAV per share as of the last calendar day of the first month of the applicable calendar quarter, except that, subject to certain exceptions, shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (“Early Repurchase Deduction”). Shareholders may submit such repurchase requests beginning after the start of the second month of the applicable calendar quarter. Additionally, shareholders who have received shares in exchange for their Operating Partnership units may include the period of time such shareholder held such Operating Partnership units for purposes of calculating the holding period for such shares. The Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.
To have shares repurchased, a shareholder’s repurchase request and required documentation must be received in good order by 11:59 p.m. (Eastern Time) on the third business day of the last month of the applicable calendar quarter. Settlements of share repurchases will be made within three business days of the Repurchase Date. An investor may withdraw their repurchase request by notifying the transfer agent before 11:59 p.m. (Eastern Time) on the second to last business day of the applicable month. The aggregate NAV of total repurchases of Class S, Class N, Class D and Class I Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the preceding three months for which NAV is available). Shares or units issued to the Adviser and its affiliates under our management fee, to Blue Owl Capital Holdings, LP (“Blue Owl Capital Holdings”) and its related parties for the investment of $25 million in Class I Shares, including the contribution of interests relating to one or more properties (the “Upfront Equity Investment”), to Blue Owl Capital Holdings as payments of interest for its unsecured loan to the Operating Partnership, or for a Special Limited Partner’s performance participation interest are not subject to these repurchase limitations.
In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any particular calendar quarter, shares repurchased during such calendar quarter will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the second month of the next calendar quarter, or upon the recommencement of the Share Repurchase Plan, as applicable.
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
We will make available free of charge on our website (www.blueowlproducts.com/our-reit-bdcs), when available, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, which. the Company files electronically with the SEC; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); registration statements on Forms S-3 and S-8, as necessary; and other forms or reports as required. The information posted on our website is not incorporated into this Annual Report. The SEC also maintains a website (www.sec.gov) that contains such filings. Our website will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us will be routinely accessible, thorough, and posted on our website at www.blueowlproducts.com/our-reit-bdcs.
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
•adverse changes in the general economic climate or in international, national, regional and local economic conditions (including market volatility as a result of the ongoing conflicts in Eastern Europe and the Middle East and actual or perceived instability in the U.S. banking system);
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
•acts of God, including natural disasters and public health crises, which may result in uninsured losses;
•strikes, riots, social or civil unrest, or acts of war or terrorism (including the ongoing conflicts in Eastern Europe and the Middle East), including consequences of such activities; and
•various creditor risk, interest rate risk, prepayment and extension risks, among others, in connection with our ownership of CMBS and other real estate debt.
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
The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict (like those between Russia and Ukraine and conflict and escalating tensions in the Middle East), terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the ongoing conflicts in Eastern Europe and the Middle East, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares and/or debt securities to decline. The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our tenants have a commercial relationship could adversely affect, among other things, our or our tenant’s ability to access deposits or borrow from financial institutions on favorable terms. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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
Our operating performance may be impacted by the economic conditions of specific markets in which we have concentrations of properties. Our revenues from, and the value of, our properties located in geographic markets may be affected by local or regional real estate conditions (such as an oversupply of or reduced demand for properties) and the local or regional economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact the economic climate in these markets. Because of the number of properties we have located in certain of our geographic markets, a downturn in their economies or real estate conditions or any decrease in demand for properties resulting from the regulatory environment, business climate or energy or fiscal problems therein could materially and adversely affect our and our tenants’ businesses. We are exposed to general economic conditions, local, regional, national and international economic conditions and other events and occurrences that negatively affect the markets in which we own properties. A substantial majority of our properties are located in the United States, and a downturn in the United States economy, including any negative effects of implemented or threatened tariffs, and results trade wars, by the new United States Presidential Administration, or unfavorable political or economic changes in the United States, could materially and adversely affect us disproportionately to our competitors whose portfolios are more geographically diverse.
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
We invest in properties leased, in many instances, to tenants engaged in businesses that we believe are generally insulated from the impact of e-commerce, including manufacturing, grocery stores and pharmacies. While we believe our assessment to be accurate, certain industries previously thought to be resistant or immune to the pressure of the increasing level of e-commerce have ultimately been proven to be susceptible to competition from e-commerce. Overall business conditions, including the yet to be felt effects of the newly introduced and threatened tariffs by the new United States Presidential Administration and any resulting trade wars, and the impact of technology, particularly in the retail industry, are rapidly changing, and our tenants may be adversely affected by technological innovation, changing consumer preferences and competition from non-traditional sources, as well as a general downturn in world economic markets. To the extent our tenants face increased competition from non-traditional competitors, such as internet vendors, their businesses could suffer. There can be no assurance that our tenants will be successful in meeting any new competition, and a deterioration in our tenants’ businesses could impair their ability to meet their lease obligations to us and thereby materially and adversely affect us.
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
The Company is permitted to acquire direct or indirect interests in underdeveloped and/or undeveloped real property (which could be non-income producing), and properties in which the Company invests may require construction and/or renovation in order to meet current or future tenant needs. To the extent that the Company invests in such assets, it will be subject to the risks normally associated with such assets and construction activities, including the possibility of construction cost overruns and delays due to various factors (including inclement weather, labor or material shortages, the unavailability of construction and permanent financing and timely receipt of zoning and other regulatory approvals), the availability of both construction and permanent financing on favorable terms and market or site deterioration after acquisition. Any unanticipated delays or expenses could have an adverse effect on the operations and financial condition of the Company. Properties under construction or renovation are likely to receive little or no cash flow from the date of acquisition through the date of completion of such work and would likely continue to experience operating deficits after the date of completion. In addition, market conditions could change during the course of construction that make such construction less attractive than at the time it was commenced. These risks are enhanced for build-to-suit properties.
A future pandemic or epidemic may adversely impact our performance and results of operations.
A widespread reoccurrence of another pandemic or global health crisis could increase the possibility of periods of increased restrictions on business operations, which may adversely impact our business, financial condition, results of operations, liquidity and prospects materially and exacerbate many of the other risks discussed in this “Risk Factors” section. From 2020 to 2022, in response to the COVID-19 pandemic, many countries instituted quarantine restrictions and took other measures to limit the spread of the virus. This resulted in labor shortages and disruption of supply chains and contributed to prolonged disruption of the global economy.
In the event of a pandemic, epidemic, or global health crisis, our tenants may experience decreased revenues and earnings, which may adversely impact our ability to realize value from our investments and in turn reduce our performance. Investments in certain sectors, including hospitality, location-based entertainment, retail, travel, leisure and events, and in certain geographies, office and residential, could be particularly negatively impacted. Our tenants may also face increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited access or higher cost of financing, which may result in potential impairment of our investments. In addition, borrowers of loans, notes and other credit instruments may be unable to meet their principal or interest payment obligations or satisfy financial covenants, resulting in a decrease in value of our investments. In the event of significant market contraction as a result of a pandemic or similar global health crisis, we may be limited in our ability to sell assets at attractive prices or in a timely manner in order to avoid losses. Shareholders may also be negatively impacted if we experience a decline in the pace of capital deployment or fundraising.
In addition, a pandemic or global health crisis may pose enhanced operational risks. For example, the employees of our Adviser and/or its affiliates may become sick or otherwise unable to perform their duties for an extended period, and extended public health restrictions and remote working arrangements may affect our Adviser and/or its affiliates by impacting employee morale, integration of new employees and preservation of their culture. Remote working environments may also be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Moreover, our third-party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms.
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
If a tenant of a net lease defaults and we are unable to find a replacement tenant, we may attempt to hold and operate the relevant property ourselves through a TRS, which would subject income on the property to corporate-level taxation, thereby reducing our funds available for distribution. In certain circumstances, depending on how much capacity we have available of the total value we are permitted to hold in TRSs under applicable rules, we may not be able to hold and operate the property in a TRS, which could result in the property and the related income not satisfying the REIT qualification asset and income tests and could jeopardize our REIT status.
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
Elevated inflation may materially and adversely affect us and our tenants.
Inflation in the United States remained elevated through 2024 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time, or whether substantial inflation will have a significant effect on the United States or other economies. Increased inflation has in the past led, and could, lead to interest rate increases that could have a negative impact on variable rate debt we currently have or that we may incur in the future. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases will not keep up with the rate of inflation, which could cause the value of our properties to decline. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect our tenants’ ability to pay rent owed to us, which in turn could materially and adversely affect us. Inflationary expectations or periods of rising inflation could also be accompanied by rising prices of commodities that are critical to the construction and/or operation of logistics facilities. The market value of the Company’s investments could potentially decline in value in times of higher inflation rates. Some of the Company’s investments could have income linked to inflation, whether by regulation or contractual arrangement or other means. However, as inflation could affect both income and expenses, any increase in income could potentially not be sufficient to cover increases in expenses.
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
Our operations are highly dependent on the Adviser’s information systems and technology. There has been an increase in the frequency and sophistication of the cyber and security threats we and the Adviser face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us and the Adviser because we and the Adviser hold confidential and other price sensitive information about existing and potential investments. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists, and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new technologies, such as artificial intelligence, which are able to identify and target new vulnerabilities in information technology systems. As a result, we and the Adviser may face a heightened risk of a security breach or disruption with respect to confidential information resulting from an attack by computer hackers, foreign governments or cyber terrorists.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyber-attacks. A cyber-attack is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. In addition, we and the Adviser may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. The result of any cyber-attack may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information (including personal information), increased cybersecurity protection and insurance costs, litigation or damage to our business relationships and reputation, in each case causing our business and results of operations to suffer. The rapid evolution and increasing prevalence of artificial intelligence technologies may also intensify our cybersecurity risks.
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. We and the Adviser have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-attack, do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-attack techniques change frequently or are not recognized until launched and because cyber-attacks can originate from a wide variety of sources.
Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our clients and others and other sensitive information that we collect and store in our data centers, on our cloud environments and on our networks. We may also invest in strategic assets having a national or regional profile, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of shareholder, employee or other personally identifiable proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management.
Many jurisdictions in which we operate have laws and regulations relating to data protection, privacy, cybersecurity and/or information security to which we may be subject (collectively, “Privacy Laws”). Compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and require the dedication of additional time and resources to compliance. A failure to comply with applicable Privacy Laws could result in fines, sanctions, enforcement actions or other penalties or reputational damage. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for a failure to comply with applicable Privacy Laws (which may include insufficient security for our personal or other sensitive information). For example, failure to comply with Regulation (EU) 2016/679 (the “GDPR”) and the GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland (the “UK GDPR”) could (in the worst case) attract regulatory penalties up to the greater of (i) 20 million Euros in respect of the GDPR / £17.5 million in respect of the UK GDPR (as applicable), and (ii) 4% of group annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), and liabilities from third-party claims.
Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, including in the U.S., where such laws focus on privacy as an individual right in general. For example, the State of California passed the California Consumer Privacy Act of 2018 (as amended, the “CCPA”), which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers and meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft, or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA. Under the CPRA, which became effective on January 1, 2023, California established a new state agency focused on the enforcement of its privacy laws, leading to greater levels of enforcement and greater costs related to compliance with the CCPA and CPRA.
Other jurisdictions, including other states in the United States, have either passed, proposed, adopted or are considering similar laws and regulations to the CCPA, CPRA and GDPR, which could impose similarly significant costs, potential liabilities and operational and legal obligations. Further,we are subject to regulations related to privacy, data protection and information security in the jurisdictions in which we do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.
Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, our employees’ or our investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of investors or clients.
Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time. We may incorporate, directly or through third-party vendors, the use of artificial intelligence (“AI”) into our business and operations, and anticipate that usage and adoption of AI in the marketplace will continue to grow. As with many disruptive innovations, AI presents risks and challenges that could affect its accuracy and adoption and therefore our business. While we intend the use of any AI to make processes more efficient, AI models may not achieve sufficient levels of accuracy. AI algorithms may be flawed, the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use of AI and affecting AI companies, which could limit or adversely affect our business. For example, the EU Artificial Intelligence Act, enacted on 14 March 2024 will incrementally come into force over the next two years. It has extra-territorial application and imposes significant penalties up to the greater of: (i) €35 million; and (ii) 7% of an entire group’s total annual worldwide turnover.
Further, we may not be able to control how third-party AI technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.
Our business and operations could be adversely affected by developments in AI Technologies.
Evolution and developments in the field of AI Technologies could also disrupt and create risks for us and/or the industries in which we operate. Notwithstanding any preventative policies that aim to restrict or govern the use of AI Technologies, it is possible that they may be used in contravention of such policies or otherwise misused, and the data and/or outputs of AI Technologies could be inaccurate or otherwise flawed or inadequate. It is also possible that use of AI Technologies could result in the input of confidential information, and such information subsequently being exposed to other parties, and may be more susceptible to and increase the likelihood of cybersecurity incidents and threats. Such occurrences and events may affect use and reliance on AI Technologies, including by organizations connected to us and investments by us and our affiliates, and adversely affect us. Moreover, the use of AI Technologies could be affected by claims of infringement, misappropriation, or other violations of intellectual property. These may include claims based on the use of datasets by, or outputs generated from AI Technologies, or claims made by providers of AI Technologies against providers of other AI Technologies. AI Technologies may also be competitive with certain of our business activities, or increase the obsolescence of certain products or services. This may include AI Technologies competing with, or contributing to the obsolescence of, other AI Technologies. Any such developments could impede business activities, strategies, or industries that relied on products or services that AI Technologies have caused to be noncompetitive or obsolete, including those of organizations connected to us and investments by us and our affiliates.
AI Technologies and their current and potential future applications, as well as the legal and regulatory frameworks in which they operate, continue to develop, and it is not possible to predict the full extent of current or future risks related thereto or the impact or risk of such evolving technology on our business at this time.
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
We have acquired and will continue to acquire properties both through the direct acquisition of real estate and through the acquisition of entities that own real estate. The acquisition of properties involves risks, including the risk that we may not be successful in identifying attractive properties or that, once identified, we may not be successful in consummating an acquisition. We may incur significant transaction expenses, including finder’s fees, in connection with our acquisition of properties. When we acquire properties in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. The acquired single-tenant net leased property may not perform as anticipated and any costs for rehabilitation, repositioning, renovation and improvements may exceed our estimates. Furthermore, the acquired properties or entities may be subject to liabilities, which may be without any recourse, or with only limited recourse, with respect to unknown liabilities, such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, trustees, officers and others indemnified by the former owners of the properties. As a result, if a liability were asserted against us based on ownership of any of these entities or properties, then we may have to pay substantial sums to defend or settle it which could materially and adversely affect our cash flows.
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
The Company invests in sale-leaseback transactions, whereby it leases the properties it purchases back to the sellers of such properties. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect the Company’s financial condition, cash flows and the amount available for distributions to its shareholders. If the sale-leaseback were re-characterized as a financing, the Company might not be considered the owner of the property, and as a result, would have the status of a creditor in relation to the tenant. In that event, the Company would no longer have the right to sell or encumber its ownership interest in the property. Instead, the Company would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, the Company could be bound by the new terms, and prevented from foreclosing its lien on the property. If the sale-leaseback were re-characterized as a joint venture, the Company and its tenant could be treated as co-venturers with respect to the property. As a result, the Company could be held liable, under some circumstances, for debts incurred by the tenant relating to the property.
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
There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government and scientific agencies and the public about the effects of climate change arising from greenhouse gas (“GHG”) emissions on the environment. Transition risks related to the transition to a low-carbon economy, such as government restrictions, standards or regulations intended to reduce GHG emissions and potential climate change impacts, continue to emerge and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements could increase our costs or require additional technology and capital investment, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the United States have been enacted.
Further, physical risks that may materialize related to the significant physical effects of climate change, including extreme weather events such as hurricanes or floods, also could have an adverse impact on our properties, operations and business. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. Climate change could also increase utility and other costs of operating our properties, including increased costs for energy, water and other supply chain materials, which, if not offset by rising rental income and/or paid by tenants, could have a material adverse effect on our properties, operations and business. In addition, we may incur significant costs in preparing for possible future climate change or climate-related events and we may not realize desirable returns on those investments. While our leases are triple-net, and generally impose responsibility on our tenants for the property-level operating costs and require our tenants to indemnify us for environmental liabilities, there can be no assurance that a given tenant will be able to satisfy its payment obligations to us under its lease if climate change adversely impacts a particular property. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonable or violent weather events could have a material impact to businesses or properties that focus on hospitality.
In addition, new climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us and materially increase our regulatory burden and cost of compliance. Developing and acting on initiatives relating to climate change and ESG matters, and collecting, measuring and reporting climate or ESG-related information and metrics can be costly, difficult and time-consuming. In addition, we note that reporting standards and expectations regarding carbon accounting and the processes for measuring and counting GHG emissions and GHG emission reductions and other ESG matters are evolving, and conflicting regulations and a lack of harmonization of ESG legal and regulatory environments across the jurisdictions in which we operate, including the new California climate disclosure rules and similar proposals by other U.S. states and international regulatory bodies, may create enhanced compliance risks and costs. We may also communicate in the future certain climate-related initiatives, commitments and goals in our SEC filings or in other disclosures, which could subject us to additional risks, including the risk of being accused of “greenwashing.”
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
The seller of a property often sells the property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited representations, warranties and indemnifications that will survive for only a limited period after the closing. Also, many sellers of real estate are single-purpose entities without any other significant assets. The acquisition of, or purchase of, properties with limited representations and warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property, lose rental income from that property, or may be subject to unknown liabilities with respect to such properties.
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
Our significant amount of debt may subject us to an increased risk of loss and could adversely affect our results of operations and financial condition.
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
Any adverse changes in the global credit markets, such as those experienced as a result of rising interest rates in the global credit markets, could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our shareholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on its investment activities, any of which would negatively impact our performance.
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
Elevated and rising interest rates could have a dampening effect on overall economic activity and the financial condition of us and our tenants. Although the Federal Reserve has signaled the potential for federal funds rate cuts in the future, the rate and timing of such decreases remains unknown. Persistently high interest rates and uncertainty around future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions. High interest rates increase the Company’s interest costs for new debt, including variable-rate debt obligations under any credit facility or other financing. This increased cost could make the financing of any development or acquisition more costly. Persistently high interest rates and uncertainty around future Federal Reserve actions could make it difficult for us to obtain financing at attractive rates, limit our ability to refinance existing debt when it matures or cause it to pay higher interest rates upon refinancing, which would adversely impact our liquidity and profitability. In addition, higher interest rates could decrease the access our tenants or potential tenants have to credit or the amount they are willing to pay to lease our properties.
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
Our investments and loans that are denominated in a foreign currency are subject to risks related to fluctuations in exchange rates. We generally expect to mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we expect to substantially reduce our exposure to changes in portfolio value related to changes in foreign exchange rates. We intend to hedge our net currency exposures in a prudent manner. In doing so, we generally expect to structure our foreign currency hedges so that the notional values and expiration dates of our hedges approximate the amounts and timing of future payments we expect to receive on the related investments. However, our currency hedging strategies may not eliminate all of our currency risks due to, among other things, uncertainties in the timing and/or amounts of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.
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
We and our tenants are subject to increasing scrutiny from certain investors, third party assessors and our shareholders with respect to ESG-related topics.
We and our tenants face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we our tenants risk damage to our brands and reputation if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of our Adviser’s ESG initiatives or commitments will meet the standards or expectations of our shareholders or other stakeholders. There can be no assurance that our Adviser will be able to accomplish any goals related to responsible investing or ESG practices, as statements regarding its ESG and responsible investing commitments and priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from any such organization, or if the Adviser fail, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources and place increasing importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or raise sufficient capital for new investments, which may adversely affect our revenues. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies of their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.

At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. A growing number of states have enacted or proposed “anti-ESG” policies, legislation, issued related legal opinions and engaged in related litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the results of operations, cash flow, or and it could negatively affect the price of our common shares. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing throughout 2024. Additionally, in January 2025, the new U.S. Presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders also indicate upcoming compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If the Adviser does not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and/or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to the risk of investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us.
We are subject to increasing scrutiny with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices, and ESG-related disclosures have been the subject of increased focus by certain regulators, and regulatory initiatives related to ESG-specific topics that are applicable to us could adversely affect our business. There has been a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
For example, in March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. Further, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.
In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislation aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including, without limitation: (a) the Regulation EU 2019/2088 on sustainability-related disclosures in the financial services sector (“SFDR”), for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment and amending the SFDR. Further, the European Commission is currently considering whether to propose further changes or amendments to the SFDR and the associated regulatory framework. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.
There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as disclosures made in relation to financial products, could adversely affect our ability to raise capital, especially from EEA investors.
There are a variety of other regulatory initiatives related to ESG-specific topics that may be applicable to us, our products or our products’ portfolio companies. For example, on January 5, 2023, the Corporate Sustainability Reporting Directive (“CSRD”) came into effect. The CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). The CSRD requires a much broader range of companies, including non-EU companies with significant turnover and a legal presence in EU markets, to produce detailed and prescriptive reports on sustainability-related matters within their financial statements. Although we are not currently directly in-scope of CSRD, it is possible that we may become subject to CSRD. This may result in additional compliance burdens and increased legal, accounting and compliance costs and enhanced disclosure obligations.
In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, voluntary investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all UK-authorized firms in relation to sustainability-related claims made in their communications, and/or communications of financial promotions with, clients in the UK. The balance of the new regime is currently directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds; however, the FCA consulted in Spring 2024 as to whether to extend the SDR to portfolio management, and the UK Government also announced in May 2024 its intention to launch a consultation on whether to extend the scope of SDR to overseas funds.
In Asia, examples of ESG-related regulations including those by regulators in Singapore and Hong Kong, have released guidelines for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these and other legislative and regulatory initiatives, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, we may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.
Certain of our properties may be special use or build-to-suit and may be difficult to sell or relet upon tenant defaults or lease terminations.
Certain of our properties may include special use or build-to-suit properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With such properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant, finance the property or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or relet these properties and adversely affect our results of operations at such properties.

We may incur costs to finish build-to-suit properties.
We may acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective tenant. The primary risks of a build-to-suit project are potential for failing to meet an agreed-upon delivery schedule and cost overruns, which may among other things, cause the total project costs to exceed the original budget. In some cases, the prospective tenant will bear these risks. However, in other instances we may be required to bear these risks, which means that we may have to advance funds to cover cost-overruns that we would not be able to recover through increased rent payments or that we may experience delays in the project that delay commencement of rent. We will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials and completed plans and specifications prior to commencement of construction. The incurrence of the costs described above or any non-occupancy by the tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses to us.
Our data center investments are subject to risks from changes in demand, technology and tenant preferences and competition in the data center industry.
Our data center investments are subject to operating risks common to the data center industry, which include changes in tenant demands or preferences, a decline in the technology industry, such as a decrease in the use of mobile or web-based commerce, industry slowdowns, business layoffs or downsizing, relocation of businesses, increased costs of complying with existing or new government regulations and other factors; a downturn in the market for data center space generally such as oversupply of or reduced demand for space; increased competition, including from our tenants choosing to develop their own data centers; and the rapid development of new technologies or the adoption of new industry standards that render our tenants’ current products and services or our facilities obsolete or unmarketable. To the extent that any of these or other adverse conditions occur, they are likely to impact market rents for, and cash flows from, our data center investments, which could have a material adverse effect on us.
Our data centers may not be suitable for re-leasing without significant expenditures or renovations.
Because many of our data centers contain tenant improvements installed at our tenants’ expense, they may be better suited for a specific data center user or technology industry tenants and could require significant modification in order for us to re-lease vacant space to another data center user or technology industry tenants. The tenant improvements may also become outdated or obsolete as the result of technological change, the passage of time or other factors.
As a result, we may be required to invest significant amounts or offer significant discounts to tenants in order to lease or re-lease that space, either of which could adversely affect our financial and operating results.
Our ability to lease any available space at our data centers to existing or new tenants could be constrained by our ability to obtain sufficient electrical power.
As current and future tenants increase their power footprint in our data centers over time, the corresponding reduction in available power could limit our ability to increase occupancy rates or network density within our existing data centers. Furthermore, at certain of our data centers, our aggregate maximum contractual obligation to provide power and cooling to our tenants may exceed the physical capacity at such data centers if tenants were to quickly increase their demand for power and cooling. If we are not able to increase the available power and/or cooling or move the tenant to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the tenant as well as be exposed to liability under our tenant agreements. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our tenants. Any such material loss of tenants, liability or additional costs could adversely affect our business, financial condition and results of operations. Further, we have acquired land that we intend to develop into data centers. We may not be able to obtain the necessary electrical power to do so, which will prevent us from fully developing the land and negatively impact the value of our investment in the land.
We depend on third parties to provide network connectivity to the tenants in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
We are not a telecommunications carrier. Although our tenants generally are responsible for providing their own network connectivity, we still depend upon the presence of telecommunications carriers’ fiber networks serving our data centers in order to attract and retain tenants. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our data centers. Any carrier that has decided to provide network connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could have an adverse effect on the business of our tenants and, in turn, our own operating results.
Our data centers may require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. If the establishment of highly diverse network connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could negatively affect our ability to attract new tenants or retain existing tenants, which could have an adverse effect on our business, financial condition and results of operations.
We may not be able to adapt to changing technologies and tenant requirements, and our data center infrastructure may become obsolete.
The technology industry generally and specific industries in which certain of our tenants operate are characterized by rapidly changing technology, tenant requirements and industry standards. New systems to deliver power to or eliminate heat in data centers or the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform could make our data center infrastructure obsolete. Our power and cooling systems are difficult and expensive to upgrade, and we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our tenants which could adversely impact our business, financial condition and results of operations. In addition, the infrastructure that connects our data centers to the Internet and other external networks may become insufficient, including with respect to latency, reliability and connectivity. We may not be able to adapt to changing technologies or meet customer demands for new processes or technologies in a timely and cost-effective manner, if at all, which would adversely impact our ability to sustain and grow our business.
Further, our inability to adapt to changing tenants requirements may make our data centers obsolete or unmarketable to such customers. Some of our tenants operate at significant scale across numerous data center facilities and have designed cloud and computing networks with redundancies and fail-over capabilities across these facilities, which enhances the resiliency of their networks and applications. As a result, these tenants may realize cost benefits by locating their data center operations in facilities with less electrical or mechanical infrastructure redundancy than is found in our existing data center facilities. Additionally, some of our tenants have begun to operate their data centers using a wider range of humidity levels and at temperatures that are higher than servers customarily have operated at in the past, all of which may result in energy cost savings for these tenants. We may not be able to operate our existing data centers under these environmental conditions, particularly in multi-tenant facilities with other tenants who are not willing to operate under these conditions, and our data centers could be at a competitive disadvantage to facilities that satisfy such requirements. Because we may not be able to modify the redundancy levels or environmental systems of our existing data centers cost effectively, these or other changes in tenant requirements could have a material adverse effect on our business, results of operations and financial condition.
Additionally, due to regulations that apply to our tenants as well as industry standards, they may seek specific requirements from their data centers that we are unable to provide. If new or different regulations or standards are adopted or such extra requirements are demanded by our tenants, we could lose some tenants or be unable to attract new tenants in certain industries, which could materially and adversely affect our operations.
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

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations (including economic impacts resulting from actual or perceived instability in the U.S. banking system, political dynamics associated with U.S. election results and potential shutdowns of the U.S. federal government due to Congressional inaction), changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war or conflicts (including the ongoing conflicts in Eastern Europe and the Middle East), demand and/or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. Recent concerns about the real estate market, elevated interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.
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
Political changes may affect the real estate debt markets.
The current regulatory environment in the United States may be impacted by future legislative developments and the regulatory agenda of the then-current U.S. President.
The outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Adviser and its affiliates, will operate. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. For example, the U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Act and other measures taken by regulators following the 2008 financial crisis. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on us and our investments.
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
We invest a portion of our assets in pools or tranches of CMBS, including, but not limited to, single asset-single borrower (“SASB”) CMBS, conduit and agency-backed securities, collateralized loan obligations (“CLOs”) backed by commercial real estate (“CRE”) loans, and horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings and warehouses, lodging and entertainment, self-storage, and industrial properties, and which from time to time include assets or properties owned directly or indirectly by one or more Other Blue Owl Accounts. CMBS may be issued in a variety of issuances, including through private transactions, with varying structures including senior and subordinated classes.
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
Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, tax credits and other operating expenses, governmental rules, regulations and fiscal policies, acts of God, terrorism, social unrest, and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.
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
We may utilize non-recourse securitizations of certain of our CMBS investments, which may expose us to risks that could result in losses.
We may seek to utilize non-recourse securitizations of certain of our CMBS investments to the extent consistent with REIT and Investment Company Act requirements. This would likely involve us creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity in the securitized pool of loans or investments. Prior to any such financing, we may use short-term facilities to finance the acquisition of securities until a sufficient quantity of securities had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, transaction costs incurred in executing transactions impact any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.
In addition, the securitization of investments in our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd Frank Act contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.
We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive.
We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned-proceeding, we would also become the subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.
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
We invest in subordinated debt, which is subject to greater credit risk than senior debt.
We may in the invest in debt instruments, including junior tranches of CMBS and “mezzanine” or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS bonds or other “mezzanine” debt, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.
Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Subordinated tranches of debt instruments (including mortgage-backed securities) absorb losses from default before other more senior tranches of such instruments, which creates a risk particularly if such instruments (or securities) have been issued with little or no credit enhancement or equity. As a result, to the extent we invest in subordinate debt instruments (including mortgage-backed securities), we would likely receive payments or interest distributions after, and must bear the effects of losses or defaults on, the senior debt (including underlying mortgage loans, senior mezzanine debt or senior CMBS bonds) before, the holders of other more senior tranches of debt instruments with respect to such issuer.
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
We are subject to conflicts of interest arising out of our relationships with our Adviser. Pursuant to the Investment Advisory Agreement, our Adviser is obligated to supply us with our management team. However, our Adviser is not obligated to dedicate any specific personnel exclusively to us, nor are the Blue Owl personnel provided to us by our Adviser obligated to dedicate any specific portion of their time to the management of our business. Additionally, our Adviser is an indirect wholly-owned subsidiary of Blue Owl.
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
Additionally, Blue Owl and Blue Owl Real Assets sponsor investment funds and intend to sponsor investment funds in the future and the economic terms of such funds may be more advantageous to Blue Owl and Blue Owl Real Assets than the economic terms received by the Adviser. As such, Blue Owl and Blue Owl Real Assets may be incentivized to prioritize the acquisition or disposition of any properties by such future funds over those of the Company.
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
In addition, we have agreed to indemnify our Adviser and each of its officers, directors, members, advisers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to criminal conduct, willful misfeasance, bad faith, gross negligence in, or reckless disregard of the performance of the Adviser’s duties under the Investment Advisory Agreement, material breach of the Investment Advisory Agreement by the Adviser or an internal dispute among the Adviser, its affiliates and certain of their respective affiliates. As a result, we could experience unfavorable operating results or incur losses for which our Adviser would not be liable.
Termination of the Investment Advisory Agreement without cause could be difficult and costly and may cause us to be unable to execute our business plan, which could materially and adversely affect us.
If we fail to renew the Investment Advisory Agreement or the Investment Advisory Agreement is terminated, our Adviser’s obligation to provide us with our executive officers and personnel upon whom we rely for the operation of our business will end. As a result, the termination of the Investment Advisory Agreement could materially and adversely affect us and may inhibit change of control transactions that may be in the interest of our non-Blue Owl Real Assets affiliated shareholders.
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
Our Adviser and its affiliates may provide a broad range of financial services to companies that may be our tenants, including providing arrangement, syndication, origination, structuring and other services to such companies, and will generally be paid fees for such services, in compliance with applicable law, by the companies. Any payment received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may enter into sale-leaseback transactions with companies in which Other Blue Owl Accounts provide lending or hold a minority interest. In the event of a restructuring, such Other Blue Owl Accounts would be a secured lender of the company and we would be an unsecured lender. The Adviser could, in certain circumstances, have an incentive not to pursue actions against a tenant that would be in the best interest of the Company. While the Adviser will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its prevailing policies and procedures with respect to conflict resolution among the Other Blue Owl Accounts, such transactions are not required to be presented to the Company’s Board of Trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in the Company’s favor.
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
The Adviser and its affiliates manage assets for accounts other than us, including, but not limited to, the Blue Owl clients. Actions taken by the Adviser and its affiliates on behalf of the Blue Owl clients may be adverse to us and our investments, which could harm our performance. Decisions made with respect to the securities held by one of the Blue Owl clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by Other Blue Owl Accounts. While the Adviser and its affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to minimize the conflict could be challenged. If the Adviser and its affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest—Overlapping Investments with Other Blue Owl Clients.”
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
The recommendations given to us by our Adviser and its affiliates may differ from those rendered to their other clients.
Our Adviser and its affiliates may give advice and recommend an investment to other clients which may differ from advice given to, or investments recommended or bought for, us even though such other clients’ investment objectives may be similar to ours, which could have an adverse effect on our business, financial condition and results of operations.
Risks Related to Our Organization and Structure
Blue Owl owns a significant number of our common shares. The control of the voting power of our common shares by Blue Owl will provide it with substantial influence over matters requiring shareholder approval, including the election of trustees. Blue Owl may have interests that are different from yours and may vote in a way with which you disagree, and which may be adverse to your interests. In addition, this concentration of ownership and voting power could have the effect of delaying or preventing a change of control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the net asset value of the shares to decline or prevent our shareholders from realizing a premium over the net asset value for their shares.
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
Our Declaration of Trust, with certain exceptions, authorizes our Board of Trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exception is granted by our Board of Trustees, no person may own more than 9.9% in value or in number, whichever is more restrictive, of our outstanding common shares, or 9.9% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of all classes or series. These restrictions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or transfer of all or substantially all of our assets) that might provide a premium to the purchase price of our shares for our shareholders.
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
Unless otherwise provided for in a partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. The Operating Partnership Agreement provides that, in the event of a conflict between the interests of the shareholders, on the one hand, and the separate interests of the limited partners of our Operating Partnership, on the other hand, we, in our capacity as the general partner shall endeavor in good faith to resolve the conflict in a manner not adverse to either the shareholders or the limited partners of our Operating Partnership and, in the event of such a conflict that cannot be resolved in a manner not adverse to both us, as the general partner, and the shareholders and to the limited partners of our Operating Partnership, may be resolved in favor of us, as the general partner, and the shareholders, and any action or failure to act on our part as the general partner of our Operating Partnership that gives priority to the separate interests of us, as the general partner, or our shareholders that does not result in a violation of the contract rights of the limited partners under the Operating Partnership Agreement, does not violate any duty owed by us, as the general partner, to the Operating Partnership and/or its partners or violate the obligation of good faith and fair dealing. The Operating Partnership Agreement further provides that to the extent that we, in our capacity as the general partner of our Operating Partnership, have duties (including fiduciary duties) and liabilities relating thereto to the Operating Partnership or the limited partners of the Operating Partnership, we, as the general partner, shall not be liable to the Operating Partnership or to any other partners for all actions taken in good faith.
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
Blue Owl Real Assets is in the business of making investments in real estate and real estate-related enterprises and is under no obligation to engage in any transactions with us, to present any acquisition opportunities to us or to assist us in any way. Blue Owl Real Assets may compete with us for investments in properties and for tenants, and there is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Our Declaration of Trust provides that if the Adviser, any of its affiliates or any of our trustees or officers affiliated with the Adviser, acquires knowledge of a potential business opportunity, we renounce any potential interest or expectation in such business opportunity. Accordingly, the Adviser and its affiliates and our trustees and officers affiliated with the Adviser may exploit any business opportunity or direct such opportunity to any person or entity other than us, including acquisition opportunities that may be competitive with, or complementary to, our business. As a result, those acquisition opportunities may not be available to us and could materially and adversely affect our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.
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
Risks Related to Our Status as a REIT and Certain Other Tax Items
If we (or any of our Subsidiary REITs) do not qualify as a REIT, or fail to remain qualified as a REIT, we (and each such Subsidiary REIT, as applicable) will be subject to U.S. federal income tax as a subchapter C corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.
We, and each of our subsidiary entities through which we currently invest in real estate that have elected to be taxed as REITs (our “Subsidiary REITs”), intend to operate in a manner that allows us, and our Subsidiary REITs, to qualify as a REIT for U.S. federal income tax purposes. Our qualification and our Subsidiary REITs’ qualification as a REIT will depend on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability and our Subsidiary REITs’ ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance and our Subsidiary REITs’ compliance with the REIT income and quarterly asset requirements (as discussed below) also depend upon our ability to successfully manage the composition of our income and assets on an ongoing basis. For example, on an annual basis, at least 75% of our gross income (excluding gross income from prohibited transactions) must be derived directly or indirectly from certain categories of income prescribed by the Code, and rent that we (or a Subsidiary REIT) receive from a particular tenant will not satisfy this 75% gross income test (and thus could cause us or the applicable Subsidiary REIT to fail to qualify as a REIT) if we, or an owner of 10% or more of our shares (or the shares of the applicable Subsidiary REIT), directly, indirectly or constructively, owns 10% or more of the voting stock or the total number of shares of all classes of stock in, or 10% or more of the assets or net profits of, the tenant (subject to certain exceptions). In addition, the Code generally requires that we distribute annually at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains). We may not have sufficient liquidity to meet such distribution requirement.
There can be no assurance that the IRS will not contend that we have failed one or more of the REIT requirements. If we (or any of our Subsidiary REITs) were to fail to qualify as a REIT in any taxable year, we (and each applicable Subsidiary REIT) would be subject to U.S. federal corporate income tax on our taxable income, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for our operations or for distribution to our shareholders, which in turn could have a material adverse impact on the net asset value of our shares. Unless we were entitled to relief under certain Code provisions, we (and each applicable Subsidiary REIT) also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we (or such Subsidiary REIT) failed to qualify as a REIT.
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
Qualification as a REIT involves the application of highly technical and complex provisions of the Code and the Treasury Regulations promulgated thereunder for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification (and the qualification of our Subsidiary REITs) as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability and the ability of our Subsidiary REITs to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we (or our Subsidiary REITs) have no control or only limited influence, including in cases where we (or our Subsidiary REITs) own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us (or our Subsidiary REITs) to qualify as a REIT.
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
To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash and cash items, U.S. government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
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
If we acquire certain assets from a subchapter C corporation in a tax-deferred transaction, we may be subject to a built-in gain tax on a future disposition of such assets. If we dispose of any such assets during the five-year period following acquisition of the assets, we will be subject to U.S. federal income tax, and applicable state and local taxes, at the applicable corporate income tax rates on any gain recognized from the disposition of such assets to the extent of any “built-in gain.” Built-in gain means the excess of (i) the fair market value of the assets on the date that they were contributed to or acquired by us in a tax-deferred transaction over (ii) the adjusted tax basis of such assets on such date. Our measurement of built-in gains takes into account our allocable share of the built-in gain in the assets of any partnership in which we hold an interest. We would be subject to this corporate-level income tax liability (without the benefit of the deduction for dividends paid) even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and the distribution requirement. We may choose to forego otherwise attractive opportunities to sell assets in a taxable transaction during the five-year built-in gain recognition period in order to avoid this built-in gain tax. However, there can be no assurance that such a taxable transaction will not occur. The amount of any such built-in gain tax could be material and the resulting tax liability could have a negative effect on our cash flow and limit our ability to pay distributions required to maintain our status as a REIT.
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
We may acquire investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. We cannot guarantee that the IRS will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and the timing of our income inclusion could differ from that of the lease payments. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or the "gross income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.
We may face risks applicable to benefit plan investors.
We intend to conduct our affairs so that our assets should not be deemed to be “plan assets” of any “benefit plan investor” (a “Benefit Plan Investor”) within the meaning of Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the United States Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). In this regard, until such time as each class of the shares are considered “publicly-offered securities” (within the meaning of the Plan Asset Regulations), we intend to limit investment in each class of shares by Benefit Plan Investors to less than 25% of the total value of each class of shares (within the meaning of the Plan Asset Regulations). Accordingly, the Adviser will have the power to take certain actions to avoid having our assets characterized as “plan assets,” including, without limitation, placing restrictions on share purchases, redemptions and participation in the distribution reinvestment plan, and requiring a shareholder to dispose of all or part of its shares.
If, notwithstanding our intent, our assets were deemed to be “plan assets” of a shareholder that is a Benefit Plan Investor within the meaning of the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of Benefit Plan Investors who decide to invest in our shares could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in our shares or as co-fiduciaries for actions taken by or on behalf of the Company, Blue Owl Real Assets or the Adviser. With respect to a Benefit Plan Investor that is an individual retirement account (“IRA”) that invests in our shares, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, could cause the IRA to lose its tax-exempt status.

The fiduciary of each prospective investor that is, or is investing on behalf of, a Benefit Plan Investor or any other plan, account or arrangement which is subject to the provisions of any other U.S. or non-U.S. federal, state, local or other laws or regulations that are similar to the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code (collectively, “Other Plan Laws” ) (each of the foregoing referred to as a “Plan”) must independently determine that our shares are an appropriate investment for the Plan, taking into account the fiduciary’s obligations under ERISA, the Code and applicable Other Plan Laws, and the facts and circumstances of each investing Plan investor, with respect to the purchase, ownership and disposition of our shares.
Tax Risks Related to Investing in Our Shares
Non-U.S. holders may be subject to U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of our shares.
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. Treasury regulations provide that for these purposes the ownership by non-U.S. persons is determined by looking through certain entities, including certain pass through entities and non-public U.S. C corporations if non-U.S. persons hold directly or indirectly more than 50% of the fair market value of such corporations’ stock, among others. However, the “look-through” rule for non-public U.S. C corporations does not apply to REITs, including us, in existence prior to the finalization of these Treasury regulations, provided certain requirements are met. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of our shares would be subject to tax under FIRPTA, unless (i) our shares were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our shares. However, we do not expect our shares to be regularly traded on an established securities market. Furthermore, certain distributions by us may be subject to tax under FIRPTA unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied, subject to certain exceptions.
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
Our Declaration of Trust, with certain exceptions, requires our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board of Trustees, our Declaration of Trust prohibits any person from beneficially or constructively owning (a) more than 9.9% in value or number of shares, whichever is more restrictive, of the outstanding common shares or (b) more than 9.9% in value or number of shares, whichever is more restrictive, of the aggregate of our shares of all classes or series, or such other percentages determined by our Board of Trustees in accordance with our Declaration of Trust. Our Board of Trustees may not grant an exemption from this restriction to any person if such exemption would result in our failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if our Board of Trustees determines in good faith that it is no longer in our best interests to continue to qualify as a REIT.
Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.
Holders of our shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust authorizes us to issue an unlimited number of shares of beneficial interest, par value $0.01 per share, including an unlimited number of common shares, of which an unlimited number of shares are classified as Class S Shares, an unlimited number of shares are classified as Class N Shares, an unlimited number of shares are classified as Class D Shares and an unlimited number of shares are classified as Class I Shares, and an unlimited number of preferred shares of beneficial interest, par value $0.01 per share. In addition, our Board of Trustees may amend our Declaration of Trust from time to time to decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. After a shareholder purchases shares in our private offering, our Board of Trustees may elect, without shareholder approval, to: (1) sell additional shares in this or future offerings; (2) issue common shares or units in our Operating Partnership in private offerings; (3) issue common shares or units in our Operating Partnership upon the exercise of the options we may grant to our Independent Trustees, officers, or future employees; (4) issue common shares or units in our Operating Partnership to the Adviser or the Special Limited Partners, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue common shares or units in our Operating Partnership to sellers of properties we acquire; or (6) issue equity incentives to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive arrangements. To the extent we issue additional common shares after a shareholder purchases shares in our private offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional OP Units after a shareholder purchases shares in our private offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the OP Units may, in the discretion of our Board of Trustees, be exchanged for common shares, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of common shares, thereby diluting the percentage ownership interest of other shareholders. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common shares held by our shareholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common shares held by our shareholders.
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
The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. In addition, it is uncertain as to when profits, if any, will be realized. Losses on unsuccessful investments could be realized before gains on successful investments are realized. Should repurchase requests, in our judgement, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our Share Repurchase Plan, our Share Repurchase Plan requires our Board of Trustees to consider at least quarterly whether the continued suspension of the plan is in the best interest of the Company and its shareholders; however, we are not required to authorize the recommencement of the Share Repurchase Plan within any specified period of time. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See “Part I. Item 1. Business—Share Repurchase Plan.”
Economic events that may cause our shareholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Events affecting the economic conditions in the United States and/or elsewhere, or globally, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system or market volatility (including as a result of the ongoing hostilities between Russia and Ukraine and conflict and escalating tensions in the Middle East), newly introduced or threatened tariffs by the new United States Presidential Administration and any resulting trade wars, could cause our shareholders to seek repurchase of their shares pursuant to our Share Repurchase Plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
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
We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the 1933 Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-

affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.
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
We may not generate sufficient cash flow from operations to fully fund distributions to our shareholders. Therefore, we may fund distributions to our shareholders from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our shares or Operating Partnership units), the sale of our assets, and repayments of our real estate debt investments. We may also defer operating expenses or pay expenses (including the fees of the Adviser or distributions to the Special Limited Partners) with our shares or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from the Adviser or the Special Limited Partners shortly after issuing such units or shares. The payment of expenses in our shares or with Operating Partnership units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partners are under no obligation to receive future fees or distributions in our shares or Operating Partnership units and may elect to receive such amounts in cash.
Purchases and repurchases of our shares are not made based on their current NAV per share
Generally, our transaction price per share will equal the NAV per share of the applicable class as of the last calendar day of the prior month and the repurchase price will equal the NAV per share of the applicable class as of the last calendar day of the first month of the calendar quarter. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our shares, however, the NAV per share of the applicable class as of the last calendar day of the prior month will generally continue to be used as the transaction price per share and the NAV per share as of the last calendar day of the first month of the calendar quarter will generally continue to be used repurchase price per share. In exceptional circumstances, we may in our sole discretion, but are not obligated to, offer and repurchase shares at a different price that we believe reflects the NAV per share of such shares more appropriately than the NAV per share on the last calendar day of the prior month or as of the last calendar day of the first month of the calendar quarter (as applicable), including by updating a previously available offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month or as of the last calendar day of the first month of the calendar quarter (as applicable) and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time.
Valuations and appraisals of our real estate and real estate debt are estimates of fair value and may not necessarily correspond to realizable value.
For the purposes of calculating our monthly NAV, our properties will generally be valued using the income capitalization approach (direct capitalization or discounted cash flows), subject to any variation pursuant to our valuation guidelines. Each property will be valued by an independent third-party appraisal firm annually. Annual appraisals may be delayed for a short period in exceptional circumstances. Thereafter, valuations of properties will generally be determined by the Adviser based in part on appraisals of each of our properties by independent third-party appraisal firms at least once per year in accordance with valuation guidelines and expected to be approved by our Board of Trustees. The Adviser will value our properties monthly, based on current material market data and other information deemed relevant, with review and confirmation for reasonableness by our independent valuation advisor.
Investments in real estate debt and other securities with readily available market quotations will be valued monthly at fair market value. Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations and thus will generally be fair valued by the Adviser. In the case of loans acquired by us, such initial value will generally be the acquisition price of such loan. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by the Adviser within the first full month after we invest in such investment and no less than monthly thereafter. Additionally, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. For more information regarding our valuation process, see “NAV and NAV Per Share Calculation.”
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
Similarly, each month, our independent valuation advisor will review and confirm for reasonableness our monthly valuations of our real estate debt and other securities for which market quotations and/or other observable inputs are not readily available. However, such valuations are based on information provided by the Adviser, which information will not be verified by our independent valuation advisor. While the independent valuation advisor reviews for reasonableness the assumptions, methodologies and valuation conclusions applied by the Adviser for our property and certain real estate debt and other securities valuations as set forth in our valuation guidelines, the independent valuation advisor is not responsible for, and does not calculate, our NAV, and the Adviser is ultimately and solely responsible for the determination of our NAV.
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
We anticipate that the annual appraisals of our consolidated properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per year. When these appraisals are considered by the Adviser for purposes of valuing the relevant property, there may be a material change in our NAV per share amounts for each class of our shares from those previously reported. These changes in a property's value may be as a result of property-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our shares to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Adviser’s determination of our monthly NAV per share will be based in part on (i) annual appraisals of each of our properties provided by independent third-party appraisal firms in individual appraisal reports, and (ii) monthly valuations of our real estate, debt, investments in real estate debt, and other securities for which market prices and/or other observable inputs are not readily available provided by the Adviser (with valuations of real estate, debt, and investments in real estate debt reviewed by the independent valuation advisor as applicable), each in accordance with valuation guidelines approved by our Board of Trustees. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our real estate and real estate debt, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate and real estate debt or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either shareholders who repurchase their shares, or shareholders who buy new shares, or existing shareholders.
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
Starting in September 2023, we, through the Operating Partnership, initiated a program to raise capital in private placements exempt from registration pursuant to Rule 506(b) under the Securities Act through the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership. These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Properties indirectly sold to investors pursuant to such private placements may be leased-back by the Operating Partnership or a wholly-owned subsidiary thereof, as applicable, with any such lease being fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership has the right, but not the obligation, to acquire (i) the interests in the Delaware statutory trust (“FMV Purchase Option”), or (ii) the applicable Delaware statutory trust’s right, title, or interests in any one or more of the properties owned by the Delaware statutory trust (“FMV Real Estate Option”), from the investors at a later time in exchange for OP Units. As noted above, the Operating Partnership may elect not to exercise its FMV Purchase Option or FMV Real Estate Option with respect to a DST Property. In the event the Operating Partnership elects not to exercise the FMV Purchase Option or FMV Real Estate Option, our leverage ratio could increase based on remaining master lease obligations. In addition, the master lease is non-cancellable, except in certain limited circumstances, such as (i) a termination by the master tenant in certain casualty and condemnation events or (ii) a termination by the landlord upon an event of default by the master tenant. Further, investors who acquired interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.
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
Properties that are placed into the DST Program may later be reacquired directly or indirectly through the exercise of the FMV Purchase Option or FMV Real Estate Option held by our Operating Partnership. In such cases the investors who become limited partners in the Operating Partnership by receiving OP Units from the exercise of a FMV Purchase Option or FMV Real Estate Option will generally remain tied to the repurchased properties in terms of tax basis and built-in gain. As a result, if the repurchased properties are subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, tax will be triggered on such Operating Partnership limited partners’ built-in gain. Although we are not contractually obligated to do so, we generally expect to seek to execute 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the Operating Partnership limited partners that contributed the properties sold as part of the 1031 exchange, with similar considerations if such replacement properties are ever sold. As a result of these factors, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes due to the built-in gain tied to the contributing Operating Partnership’s limited partners. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding redemptions or making additional investments.
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
Cybersecurity Processes and Risk Assessment
Blue Owl’s cybersecurity program is focused on (i) protecting confidential business, client, investor and employee information that they store or process; (ii) maintaining the security and availability of systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes, and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Blue Owl’s Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and their team are responsible for implementing proactive and reactive measures, including Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. These cybersecurity processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks. Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and helping identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed and addressed by Blue Owl IT Management. When Blue Owl engages vendors and other third-party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Blue Owl conducts regular phishing tests and provides additional training as appropriate. Blue Owl has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess, manage, and report cybersecurity events, which is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The incident response framework determines when the C-ROC should provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including senior members of Blue Owl’s management, their Audit Committee or their Board of Directors. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with senior members of Blue Owl’s management, their Audit Committee or their Board of Directors, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by Blue Owl’s IT Management as part of its responsibility for enterprise-wide cybersecurity strategy, policies, implementing the monitoring and alert response processes, vulnerability management, changes made to critical systems, including software and network changes and various other technological and administrative safeguards. The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.
Our Board of Trustees has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity risk, to the Audit Committee. Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as well as our full Board of Trustees, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

Impact of Cybersecurity Risks
In 2024, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Operations—Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.” and “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Operations—Increased data protection regulation may result in increased complexities and risks in connection with the operation of our business and products.”
ITEM  2.    PROPERTIES
Our corporate headquarters are located at 150 N Riverside Plaza, 37th Floor, Chicago, IL, 60606. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted. For an overview of our real estate investments, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Portfolio.”

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of December 31, 2024, we were not involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Shares
Our common shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common shares. The Offering consists of four classes of our common shares: Class S Shares, Class N Shares, Class D Shares and Class I Shares. As of March 10, 2025, there were 12,442 holders of record of our Class S Shares, 533 holders of record of our Class N Shares, 11 holders of record of our Class D Shares, and 7,911 holders of record of our Class I Shares.
The share classes have different upfront transaction fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.
The Dealer Manager, an affiliate of the Adviser, serves as the dealer manager for the Offering. No upfront selling fees will be paid to the Company or Dealer Manager with respect to the Class S, Class N, Class D and Class I Shares, however, for Class S, Class N, and Class D Shares that are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, limited to a percent of the transaction price. The following table details the upfront transaction fees and ongoing shareholder servicing fees:

	Class S	Class N	Class D	Class I
Transaction fees (% of transaction price)	up to 3.50%	up to 2.00%	up to 1.50%	—%
Shareholder servicing fees (% of NAV)	0.85%	0.50%	0.25%	—%
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

The following table presents our monthly NAV per share for each of the four classes of our common shares for the period from Inception through December 31, 2024:

	Class S	Class N	Class D	Class I
September 30, 2022	$10.2696	$—	$10.2696	$10.2711
October 31, 2022	$10.2185	$—	$10.0675	$10.2678
November 30, 2022	$10.2140	$—	$10.1239	$10.2661
December 31, 2022	$10.2272	$—	$10.1171	$10.2798
January 31, 2023	$10.1305	$—	$10.0239	$10.1834
February 28, 2023	$10.3010	$—	$10.2023	$10.3571
March 31, 2023	$10.1300	$—	$10.0244	$10.1885
April 30, 2023	$10.1278	$—	$10.0185	$10.1879
May 31, 2023	$10.1454	$—	$10.0356	$10.2058
June 30, 2023	$10.2594	$—	$10.1473	$10.3210
July 31, 2023	$10.2601	$—	$10.1507	$10.3234
August 31, 2023	$10.2731	$—	$10.1630	$10.3369
September 30, 2023	$10.2937	$—	$10.1827	$10.3584
October 31, 2023	$10.2967	$—	$10.1851	$10.3623
November 30, 2023	$10.2744	$—	$10.1625	$10.3404
December 31, 2023	$10.0822	$—	$9.9762	$10.1468
January 31, 2024	$10.0723	$—	$9.9625	$10.1284
February 29, 2024	$10.1136	$—	$10.0020	$10.1703
March 31, 2024	$10.0994	$—	$10.0003	$10.1574
April 30, 2024	$10.1232	$10.1813	$10.0224	$10.1813
May 31, 2024	$10.1044	$10.1813	$9.9935	$10.1633
June 30, 2024	$10.1069	$10.1828	$9.9958	$10.1653
July 31, 2024	$10.0630	$10.1382	$9.9519	$10.1215
August 31, 2024	$10.0695	$10.1568	$9.9558	$10.1281
September 30, 2024	$10.0658	$10.1499	$9.9517	$10.1249
October 31, 2024	$10.1008	$10.1870	$9.9854	$10.1603
November 30, 2024	$10.1294	$10.2133	$10.0145	$10.1898
December 31, 2024	$10.1372	$10.2176	$10.0141	$10.1988
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

Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires us to calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. Shareholders should not consider NAV to be equivalent to shareholders’ equity or any other GAAP measure.
Valuation of Investments
Consolidated Properties
For the purposes of calculating our monthly NAV, our properties will generally be valued using the income capitalization approach (direct capitalization or discounted cash flows), subject to any variation pursuant to our valuation guidelines. In accordance with GAAP, we determine whether the acquisition of a property qualifies as an asset acquisition or business combination. We capitalize acquisition-related costs associated with asset acquisitions and expense such costs associated with business combinations.
Each property will be valued annually by an independent third-party appraisal firm. Upon conclusion of the appraisal, the independent third-party appraisal firm prepares a written report with an estimated range of gross market value of the property. Concurrent with the appraisal process, the Adviser values each property and, taking into account the appraisal, among other factors, determines the appropriate valuation within the range provided by the independent third-party appraisal firm.
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
Valuation of Assets and Liabilities Associated with the DST Program
Due to the Company’s continuing involvement with each DST Property through the master lease arrangement (if applicable) and/or the FMV Purchase Option or FMV Real Estate Option, we will include each DST Property in the calculation of NAV at its fair market value (without taking into account the master lease obligations) in the same manner as described under “Valuation of Investments—Consolidated Properties.” The cash received by us in exchange for the indirect sale of interests in each DST Property will be valued as an asset with a corresponding liability. Accordingly, the indirect sale of interests in each DST Property will have an immaterial net effect on our NAV.
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
Valuation of Real Estate Debt and Other Securities
In general, real estate debt and other securities will be valued based on market quotations or at fair value determined in accordance with GAAP. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.
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
Certain investments, such as mortgages, mezzanine loans, preferred equity, or private company investments, are unlikely to have market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance.
Liabilities
We will include the fair value of our liabilities as part of our NAV calculation. We expect that these liabilities will include the fees payable to the Adviser and the Dealer Manager, any accrued performance participation allocation to the Special Limited Partners, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Liabilities related to ongoing servicing fees will be allocable to a specific class of shares and will only be included in the NAV calculation for that class, as described below. Our debt will be valued at fair value in accordance with GAAP. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser through September 1, 2023, will not be recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs. The Adviser’s valuation of each investment’s liabilities, including any third-party incentive fee payments or investment level debt, deal terms and structure will not be reviewed by the independent valuation advisor or appraised.
NAV and NAV Per Share Calculation
Each class will have an undivided interest in our assets and liabilities, other than class-specific ongoing servicing fees. In accordance with the valuation guidelines, our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components, including the estimated fair value of (1) each of our properties (including the DST Properties), (2) our real estate debt and other securities for which third-party market quotes are available, (3) our other real estate debt and other securities, and (4) our other assets and liabilities. The NAV for each class of shares will be based on the net asset values of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any performance participation to the Special Limited Partners and the deduction of any ongoing servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, any class-specific adjustments are incorporated into our NAV, including additional issuances and repurchases of our Shares and accruals of class-specific ongoing servicing fees. For each applicable class of shares, the ongoing servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of Shares outstanding for that class at the end of such month.

Our total NAV presented in the following tables includes the NAV of our Class S, Class N, Class D, and Class I Shares, as well as the partnership interests of NLT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of December 31, 2024 (dollars are in thousands):

Components of NAV	December 31, 2024
Cash and cash equivalents	$112,718
Restricted cash	50,069
Investments in real estate	3,253,237
Investment in leases - Financing receivables	543,210
Investments in real estate debt	696,408
Intangible assets	204,526
Investments in unconsolidated real estate affiliates	1,745,429
Other assets	35,256
Mortgage notes and credit facility	(1,626,837)
Unsecured senior notes, net	(126,345)
Due to affiliates	(28,524)
Accounts payable and accrued expenses	(101,581)
Other liabilities	(90,540)
Net Asset Value	$4,667,026
Number of outstanding shares/units	458,736,989
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2024 (dollars are in thousands, except for per share amounts):

NAV per share	Class S Shares	Class N Shares	Class D Shares	Class I Shares (1)	Third - Party Operating Partnership Units (2)	Total
NAV	$1,895,323	$154,854	$17,544	$2,293,015	$306,290	$4,667,026
Number of outstanding shares/units	186,966,766	15,155,627	1,751,905	224,830,885	30,031,806	458,736,989
NAV Per Share/Unit as of December 31, 2024	$10.1372	$10.2176	$10.0141	$10.1988	$10.1988
__________________
(1)Includes 5,563,867 Class I Shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of NLT OP held by the Special Limited Partner and parties other than us.
The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of December 31, 2024:

Property Type	Capitalization Rate (1)
Industrial	5.8%
Land (2)	N/A
Office	8.3%
Retail	7.1%
(1) Includes our direct property investments and properties held within joint ventures managed by our Adviser. Excludes properties held in joint ventures managed by third parties, including the Company’s investment in STORE.
(2)    The valuation of our land investment as of December 31, 2024 is based on a regression analysis using relevant characteristics of the property and available market real estate sales values.

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Land	Office	Retail
Capitalization Rate	0.25 % Decrease	+3.6%	N/A	+4.0%	+4.3%
(weighted average)	0.25 % Increase	(3.4)%	N/A	(2.6)%	(3.9)%
The following table reconciles shareholders’ equity and NLT OP partner’s capital per our Consolidated Balance Sheet to our NAV (in thousands):

December 31, 2024
Shareholder's equity	$3,948,179
Non-controlling interests attributable to NLT OP	249,068
Redeemable non-controlling interests	39,952
Redeemable common shares	56,948
Total partners' capital of NLT OP under GAAP	4,294,147
Adjustments:
Accrued shareholder servicing fee	100,480
Accrued organization and offering costs	9,677
Accumulated depreciation and amortization under GAAP	182,791
Allowance for credit losses under GAAP	22,934
Unrealized net real estate and real estate debt appreciation	116,511
Accrued interest on financing receivables	(20,379)
Straight-line rent	(40,043)
Deferred tax liability	908
NAV	$4,667,026
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

Distributions
Beginning September 21, 2022, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Class S Shares, Class D Shares, and Class I Shares received the same aggregate gross distribution per share, which was $0.7000 per share for the year ended December 31, 2024, respectively. Class N Shares received aggregate gross distributions per share of $0.4083, as Class N shares were only outstanding for seven months of the year. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.
The following table details the total net distribution for each of our share classes for the year ended December 31, 2024:

Record Date	Class S Shares	Class N Shares	Class D Shares	Class I Shares
January 31, 2024	$0.0512	$—	$0.0563	$0.0583
February 29, 2024	0.0512	—	0.0563	0.0583
March 31, 2024	0.0512	—	0.0562	0.0583
April 30, 2024	0.0512	—	0.0562	0.0583
May 31, 2024	0.0512	—	0.0562	0.0584
June 30, 2024	0.0512	0.0541	0.0563	0.0584
July 31, 2024	0.0512	0.0541	0.0563	0.0583
August 31, 2024	0.0512	0.0541	0.0563	0.0583
September 30, 2024	0.0512	0.0541	0.0563	0.0584
October 31, 2024	0.0512	0.0541	0.0563	0.0583
November 30, 2024	0.0512	0.0541	0.0563	0.0583
December 31, 2024	0.0512	0.0541	0.0562	0.0584
Total	$0.6144	$0.3787	$0.6752	$0.7000
The following table details the total net distribution for each of our share classes for the year ended December 31, 2023:

Record Date	Class S Shares	Class N Shares	Class D Shares	Class I Shares
January 31, 2023	$0.0511	$—	$0.0562	$0.0583
February 28, 2023	0.0512	—	0.0563	0.0583
March 31, 2023	0.0510	—	0.0562	0.0584
April 30, 2023	0.0511	—	0.0562	0.0583
May 31, 2023	0.0512	—	0.0563	0.0583
June 30, 2023	0.0511	—	0.0562	0.0584
July 31, 2023	0.0511	—	0.0562	0.0583
August 31, 2023	0.0511	—	0.0562	0.0583
September 30, 2023	0.0511	—	0.0562	0.0583
October 31, 2023	0.0510	—	0.0562	0.0583
November 30, 2023	0.0510	—	0.0562	0.0583
December 31, 2023	0.0511	—	0.0562	0.0583
Total	$0.6130	$—	$0.6747	$0.7000
The following table details the total net distributions for each of our share classes for the period from Inception through December 31, 2022:

Record Date	Class S Shares	Class N Shares	Class D Shares	Class I Shares
September 30, 2022	$0.0513	$—	$0.0563	$0.0583
October 31, 2022	0.0513	—	0.0563	0.0583
November 30, 2022	0.0513	—	0.0563	0.0583
December 31, 2022	0.0511	—	0.0562	0.0583
Total	$0.2050	$—	$0.2251	$0.2332
For the years ended December 31, 2024 and 2023, and for the period from Inception through December 31, 2022, we declared net distributions of $215.0 million, $94.3 million and $11.8 million, respectively. The following table outlines the tax character of our distributions paid during the years ended December 31, 2024 and 2023 and for the period from Inception through December 31, 2022 as a percentage of total distributions.

	Ordinary Income	Capital Gains	Return of Capital
2024 Tax Year	—%	—%	100%
2023 Tax Year	—%	—%	100%
2022 Tax Year	—%	—%	100%
The following table details our distributions declared for the years ended December 31, 2024 and 2023, and for the period from Inception through December 31, 2022 (in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023		From Inception Through December 31, 2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$110,824	52%	$53,651	57%	$6,568	56%
Reinvested in shares	104,129	48%	40,678	43%	5,260	44%
Total distributions	$214,953	100%	$94,329	100%	$11,828	100%
Sources of Distributions
Cash flows from operating activities	$214,953	100%	$94,329	100%	$11,828	100%
Offering proceeds	—	—%	—	—%	—	—%
Total sources of distributions	$214,953	100%	$94,329	100%	$11,828	100%

Cash flows from operating activities (1)	$173,203		$146,286		$36,756
Adjusted cash flows from operating activities (1) (2)	$198,168		$146,286		$36,756
Funds from Operations (2)	$230,857		$48,802		$7,470
Adjusted Funds from Operations (2)	$176,203		$86,201		$15,273
______________
(1)Included in cash flow from operating activities in 2024 is $20,988 of cash paid for tenant lease inducements at properties previously under construction in accordance with their lease agreements. The payments were made using construction escrows acquired in 2022, and held in Restricted Cash on the Consolidated Balances Sheets as of December 31, 2023 and 2022. Excluding these payments, as of December 31, 2024, our Inception to date cash flows from operating activities have funded 100% of our distributions.
(2)Represent non-GAAP supplemental measures. See “Adjusted cash flows from operating activities” below for a description and reconciliation of this amounts to GAAP cash flows from operating activities. See "Funds from Operations and Adjusted Funds from Operations" below for a description of Funds from Operations and Adjusted Funds from Operations. Refer to below for reconciliations of these amounts to GAAP net income attributable to ORENT shareholders and for considerations on how to review these metrics.
Non-GAAP Financial Measures
The Company reports its financial results in accordance with US GAAP. The Company also uses certain non-GAAP measures that fall within the meaning of Securities and Exchange Commission Regulation G and Regulation S-K Item 10(e), which may provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP measures do not have standardized definitions and are not defined by GAAP. Therefore, our non-GAAP measures are unlikely to be comparable to similar measures presented by other companies. The presentation of these non-GAAP measures should not be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with GAAP. Reconciliations of non-GAAP measures to corresponding GAAP measures are below.
Adjusted Cash Flows from Operating Activities
We believe adjusted cash flows from operating activities is a meaningful non-GAAP supplemental measure of our ability to generate cash earnings to be used for the payments of distributions to our investors. Our current definition of adjusted cash flows from operating activities is cash flows from operating activities plus (i) rental revenues and preferred equity distributions related to our build-to-suit arrangements for which the lease agreements have not commenced and (ii) certain incentive payments made to tenants and funded by construction escrows acquired at acquisition which are required to be presented as operating cash flows under GAAP.
Adjusted Cash Flows from Operating Activities should not be considered more relevant or accurate than GAAP cash flows from operating activities in evaluating our operating performance or liquidity. It should not be considered as an alternative to cash flows from operating activities as an indication of our liquidity, but rather should be reviewed in conjunction with this and other GAAP measurements. Further, Adjusted Cash Flows from Operating Activities is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our shareholders. In addition, our methodology for calculating Adjusted Cash Flows from Operating Activities may differ from the methodologies employed by other companies to calculate the same or similar supplemental measures, and accordingly, our reported Adjusted Cash Flows from Operating Activities may not be comparable to the Adjusted Cash Flows from Operating Activities reported by other companies.
The following table presents a reconciliation of our cash flows from operating activities to our adjusted cash flows from operations:

	Year Ended December 31, 2024	Year Ended December 31, 2023	From Inception Through December 31, 2022
Cash flows from operating activities	$173,203	$146,286	$36,756
Build-to-suit rent and preferred equity distributions	3,977	—	—
Amazon escrow payments	20,988	—	—
Adjusted cash flows from operating activities	$198,168	$146,286	$36,756
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
We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of mortgage premium/discount, (v) unrealized gains or losses from changes in the fair value of real estate debt, investments in unconsolidated real estate affiliates, and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) provision for credit losses, (viii) non-cash income, (ix) non-cash performance participation allocation, even if repurchased by us, (x) management fees paid in shares or NLT OP units, even if subsequently repurchased by us, (xi) non-cash interest expense on affiliate line of credit paid in shares or NLT OP units, even if subsequently repurchased by us, (xii) organization costs, (xiii) amortization of deferred financing costs, (xiv)

shareholder servicing fees paid during the period, (xv) debt extinguishment fees paid during the period and (xvi) similar adjustments for non-controlling interests and unconsolidated entities. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.
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
The following table presents a reconciliation of net income (loss) attributable to ORENT shareholders to FFO and AFFO attributable to ORENT shareholders (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	From Inception Through December 31, 2022
Net income (loss) attributable to ORENT shareholders	$160,292	$(19,907)	$(1,384)
Adjustments to arrive at FFO:
Depreciation and amortization	96,111	73,375	10,859
Impairment charges	24,053	9,033	—
Net gain on dispositions of real estate	(43,620)	—	—
Amount attributable to investment in unconsolidated affiliate	595	595	223
Amount attributable to non-controlling interests for above adjustments	(6,574)	(14,294)	(2,228)
FFO attributable to ORENT shareholders	230,857	48,802	7,470
Adjustments to arrive at AFFO:
Straight-line rental income	(19,398)	(20,958)	(2,480)
Amortization of ground lease and below market lease intangibles	357	467	156
Amortization of mortgage discount	—	407	45
Unrealized (gain) loss on foreign currency derivatives	(3,510)	1,755	—
Unrealized gains from changes in fair value of financial instruments	(2,014)	(144)	—
Adjustment for investments accounted for under fair value option	(112,675)	6,077	—
Unrealized loss from changes in fair value of DST financing obligation	1,602	35	—
Provision for credit losses	6,296	9,481	—
Accretion of tenant loan receivable	(11,792)	(10,440)	(1,821)
Performance participation allocation	38,321	12,467	4,189
Management fee	45,383	22,224	3,050
Interest on affiliate line of credit	5,420	16,589	3,776
Organization costs	(109)	413	1,944
Debt extinguishment fees	3,309	—	—
Amortization of deferred financing costs	10,407	14,327	1,775
Shareholder servicing fees	(12,811)	(6,053)	(619)
Amount attributable to investment in unconsolidated affiliate	(154)	(208)	(92)
Amount attributable to non-controlling interests for above adjustments	(3,286)	(9,040)	(2,120)
AFFO attributable to ORENT shareholders	$176,203	$86,201	$15,273
Unregistered Sales of Equity Securities
We are conducting the Offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the

“Securities Act”), Regulation D and/or Regulation S thereunder and applicable state securities laws. The table below details the common shares sold in the Offering (primary and distribution reinvestment plan):

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration (13)
January 2024 (1)	17,154,821	$176,726
February 2024 (2)	18,046,482	183,053
March 2024 (3)	19,660,970	199,330
April 2024 (4)	18,268,382	185,827
May 2024 (5)	16,531,628	167,972
June 2024 (6)	28,753,094	293,088
July 2024 (7)	22,484,070	228,878
August 2024 (8)	19,634,381	199,817
September 2024 (9)	21,041,173	213,292
October 2024 (10)	22,222,817	225,449
November 2024 (11)	19,937,993	202,324
December 2024 (12)	22,339,037	227,454
Total	246,074,848	$2,503,210
(1)     Includes 8,821,574 of Class S common shares, 186,021 of Class D common shares, and 8,147,226 of Class I common shares. Class I common shares include 231,826 and 113,714 common shares issued to the Adviser as payment of management fees and interest on the affiliate loan, respectively.
(2)     Includes 8,024,360 of Class S common shares, — of Class D common shares, and 10,022,122 of Class I common shares. Class I common shares include 240,214 and 119,548 common shares issued to the Adviser as payment of management fees and interest on the affiliate loan, respectively.
(3)     Includes 9,062,979 of Class S common shares, 301,129 of Class D common shares, and 10,296,861 of Class I common shares. Class I common shares include 259,545 and 119,904 common shares issued to the Adviser as payment of management fees and interest on the affiliate loan, respectively.
(4)     Includes 8,495,702 of Class S common shares, 1,694 of Class D common shares, and 9,770,986 of Class I common shares. Class I common shares include 278,919 and 111,465 common shares issued to the Adviser as payment of management fees and interest on the affiliate loan, respectively.
(5)     Includes 8,426,005 of Class S common shares, 301,691 of Class D common shares, and 7,803,933 of Class I common shares. Class I common shares include 296,919 and 119,123 common shares issued to the Adviser as payment of management fees and interest on the affiliate loan, respectively.
(6)     Includes 12,884,464 of Class S common shares, 1,907,910 of Class N common shares, 605,055 of Class D common shares, and 13,355,666 of Class I common shares. Class I common shares include 317,049 and 111,436 common shares issued to the Adviser as payment of management fees and interest on the affiliate loan, respectively.
(7)     Includes 7,897,788 of Class S common shares, 2,681,367 of Class N common shares, 6,807 of Class D common shares, and 11,898,108 of Class I common shares. Class I common shares include 335,027 common shares issued to the Adviser as payment of management fees.
(8)     Includes 7,705,164 of Class S common shares, 1,996,490 of Class N common shares, 6,875 of Class D common shares, and 9,925,852 of Class I common shares. Class I common shares include 362,930 of common shares issued to the Adviser as payment of management fees.
(9)     Includes 6,868,321 of Class S common shares, 1,719,170 of Class N common shares, 6,913 of Class D common shares, and 12,446,768 of Class I common shares. Class I common shares include 386,553 of common shares issued to the Adviser as payment of management fees.
(10)     Includes 7,131,229 of Class S common shares, 2,435,455 of Class N common shares, 6,954 of Class D common shares, and 12,649,179 of Class I common shares. Class I common shares include 408,330 of common shares issued to the Adviser as payment of management fees.
(11)     Includes 8,232,421 of Class S common shares, 1,528,032 of Class N common shares, 6,970 of Class D common shares, and 10,170,570 of Class I common shares. Class I common shares include 422,957 issued to the Adviser as payment of management fees.
(12)     Includes 7,849,586 of Class S common shares, 2,887,204 of Class N common shares, 507,719 of Class D common shares, and 11,094,529 of Class I common shares. Class I common shares include 446,786 of common shares issued to the Adviser as payment of management fees.
(13)     Includes upfront selling commissions for Class S, Class N and Class D shares of $8,624.

On January 29, 2024, we issued and sold 98 of our Class D Shares to Blue Owl Capital Holdings, for an aggregate price of $1.0 thousand. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the 1933 Act.
Share Repurchases

Our Board of Trustees has adopted the Share Repurchase Plan, whereby, subject to certain limitations, shareholders may request on a quarterly basis that the Company repurchases all or any portion of their shares. The Share Repurchase Plan is limited to no more than 5% aggregate NAV per calendar quarter (measured under the average aggregate NAV as of the end of the immediately preceding three months).
Other than as described for Redeemable Common Shares and Redeemable Non-Controlling Interests, the Company is not obligated to repurchase any shares and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our Board of Trustees may modify and suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any particular calendar quarter, shares repurchased during such calendar quarter will be repurchased on a pro rata basis.
The following table sets forth purchases by the Company of its common shares during the three months ended December 31, 2024.

Repurchase Request Deadline	Total Number of Common Shares Purchased (1)	Average Price per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs (3)
December 5, 2024	8,849,482	$10.1523	5,995,236	$—
Total	8,849,482	$10.1523	5,995,236	$—
_______________
(1)Includes 2,854,246 Class I shares previously issued to the Adviser as payment of management fees and interest on the affiliate line of credit. The shares were repurchased at the then-current transaction price resulting in a total repurchase of $29.0M.
(2)Repurchase pricing date was October 31, 2024.
(3)Repurchases are limited as set forth in our Share Repurchase Plan described above. All requests under the Share Repurchase Plan were satisfied.

From Inception through December 31, 2024, 3,836,310 Class I units in the Operating Partnership were issued to the Special Limited Partners. Subsequent to the initial issuance, 1,390,806 Class I units were distributed to participants in the Special Limited Partners, with the remaining 2,445,504 Class I units held directly by the Special Limited Partners as of December 31, 2024.
From Inception through December 31, 2024, the Company issued 8,418,113 Class I shares to the Adviser as payment of management fees and interest on the affiliate loan. During the year ended December 31, 2024, the Company repurchased 2,854,246 Class I shares previously issued to the Adviser. As of December 31, 2024, the Adviser held 8,006,708 Class I shares, including shares previously purchased by the Adviser. The repurchase of any Class I units held by the Special Limited Partner or Class I shares held by the Adviser acquired as payment of management fee and interest earned by the Adviser occurs outside of our Share Repurchase Plan.
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
Overview
Blue Owl Real Estate Net Lease Trust (formerly, Oak Street Net Lease Trust) was formed on April 4, 2022 (“Inception”) as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl on August 9, 2022. The Company invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, we may invest outside the U.S. and in real estate debt. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP (formerly, OakTrust Operating Partnership L.P.), a Delaware limited partnership (“NLT OP” or the “Operating Partnership”), and we own substantially all of our assets through NLT OP. We are externally managed by our Adviser. The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment.
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
As of December 31, 2024, we have received net proceeds of $4,331,501 from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class N, Class D, and Class I units of NLT OP. NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
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
We expect that the DST Program will give us the opportunity to continue to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to continue to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common shares under our Share Repurchase Plan and for other corporate purposes. We have not allocated specific amounts of the net proceeds from the DST Program for any specific purpose.
As of December 31, 2024, the Company has raised proceeds of $52,229 from its DST program including $522 of upfront fees earned at closing. As a result of the FMV Buyback Option, the sale of DST interests is offset by a financing obligation liability. The Company has elected to account for the DST financing obligation using the fair value option, and as such, the liability is remeasured at fair value on a recurring basis.
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
During the year ended December 31, 2024, the persistence of both elevated inflation and interest rate volatility, in conjunction with global economic and geopolitical uncertainty, including the ongoing wars and conflicts between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa region, continued to weigh on industry deal activity. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
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
2024 Highlights (Results of Operations)
Operating Results
•Declared monthly net distributions totaling $94,329 for the year ended December 31, 2024. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class N (3)	Class D	Class I
Annualized Distribution Rate(1)	6.05%	6.35%	6.74%	6.87%
Year-to-Date Total Return, without upfront selling commissions(2)	6.83%	4.15%	7.38%	7.66%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	3.22%	2.11%	5.79%	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	6.83%	7.22%	6.98%	7.97%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	5.26%	3.64%	6.30%	N/A
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
(3)Class N YTD distribution rates are representative of the seven months the shares were outstanding during the year.

Investments
•Acquired 32 industrial and 15 retail properties with a total purchase price of $594,640 during the year ended December 31, 2024, of which $28,827 relates to land acquired that involves build-to-suit arrangements and is accounted for as investments in loans receivable. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets.
•Disposed of one industrial property, one parcel of excess land at an industrial property, one retail property, and one land property for total net proceeds of $256,893 and recognized a net gain on dispositions of real estate of $43,620 during the year ended December 31, 2024.
•Invested $656,899 and sold $41,287 in real estate debt, consisting of CMBS investments and commercial real estate loans, including mezzanine loans, during the year ended December 31, 2024.
•Made additional investments in STORE Capital LLC (“STORE”) of $775,919 and funded total capital calls initiated by STORE of $145,000 during the year ended December 31, 2024. The Company’s investment, combined with those of affiliates of the Company, through Ivory OSREC OS Aggregator (“OS Aggregator”) totaled $2,457,907, representing 25.0% of the closing capital contribution of STORE.
•Made an indirect investment of $11,812 through BOREC Spider LLC in Project Spider JV LLC (“CoreWeave JV”) and funded total capital calls initiated by CoreWeave JV of $11,681. CoreWeave JV was formed to facilitate the investment of BOREC Spider Member LLC and AREP Chirisa CTP2 JV LLC to fund the development of an industrial property leased to CoreWeave, Inc. in a build-to-suit arrangement. The Company holds a 15% membership interest in CoreWeave JV through BOREC Spider Member LLC.
Capital Activity and Financings
•Raised net proceeds of $2,344,181 from the sale of our common shares and repurchased 17,419,793 of our common shares for $176,039 during the year ended December 31, 2024.
•Incurred and paid down our mortgage notes and credit facility debt as follows: (i) incurred and paid down secured debt of $183,598 and $494,902, respectively; (ii) incurred and paid down unsecured debt of $1,680,200 and $1,584,592, respectively; and (iii) paid down $200,000 on the affiliate line of credit.
•Entered into and repaid promissory notes with SuNNNy Days, LLC, an affiliate of GIC, in the amount of $287,844 to purchase the remaining interests under the STORE Forward Interest Purchase Agreement.
•Entered into the Note Purchase Agreement governing the issuance of a total of $130,000 in aggregate principal amount of unsecured senior notes.
Overall Portfolio
•Our portfolio as of December 31, 2024 consisted of investments in real estate (52%), investments in leases (10%), investments in real estate debt (11%), and investments in unconsolidated real estate affiliates (27%), based on fair value.
•Our 243 wholly-owned properties as of December 31, 2024, consisted primarily of Industrial (63%), Retail (30%), Land (1%), and Office (6%), based on fair value.
•Our investments in real estate debt as of December 31, 2024, consisted of commercial real estate loans, CMBS, and investments in loans receivable related to the land at build-to-suit properties. For further details on credit ratings and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.
•Our investments in unconsolidated real estate affiliates consisted of equity investments in STORE, Blue Owl NL Opportunity Credit Holdings REIT LLC (“Tenneco JV”), CoreWeave JV, and Oak Street NL Opportunity Credit REIT E LLC (“Fleet Farm JV”). As of December 31, 2024, our investments in STORE, Tenneco JV, CoreWeave JV, and Fleet Farm JV were $1,704,458, $28,808, $8,820 and $5,701, respectively. Through our investments in unconsolidated real estate affiliates, we own equity interests in 3,321 properties, primarily through our investment in STORE Capital LLC (“STORE”).

Investment Portfolio
Real Estate Investments
The following chart describes the diversification of our wholly-owned investments in real estate by property type based on fair value as of December 31, 2024:
Property Type (1)
(1)     Property Type weighting is measured as the asset value of our wholly-owned real estate investments for each sector category against the total asset value of all real estate investments, excluding the value of any third-party interests in such real estate investments.“Real estate investments” excludes properties held within joint ventures, including the Company’s investment in STORE.

The following table provides a summary of our wholly-owned real estate portfolio as of December 31, 2024, including Investments in real estate and Investments in leases – Financing receivables:

Property Type (1)	Number of Properties	Sq. Feet (in thousands)	Occupancy Rate (3) (4)	Average Effective Annual Base Rent Per Leased Sq. Foot	Gross Asset Value (2)	Annual Base Rent	Percentage of Total Revenue
Industrial	65	18,389	100%	$7.90	$2,531,908	$139,879	60%
Retail	173	2,227	97%	$35.50	1,198,040	73,508	32%
Land	1	215	N/A	$—	40,000	—	—%
Office	4	1,006	100%	$19.60	265,060	19,718	8%
Total	243	21,837			$4,035,008	$233,105	100%
__________
(1)Excludes properties owned by unconsolidated real estate affiliates.
(2)Based on fair value as of December 31, 2024.
(3)Occupancy Rate is calculated as the percentage of square footage leased.
(4)Land investments are excluded from Occupancy Rate. Build-to-suit investments are included in Occupancy Rate to the extent a lease has been executed.

Real Estate and Leases
The following table provides information regarding our wholly-owned real estate property types as of December 31, 2024:

Property Type and Investment (1)	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Sq. Feet (in thousands)	Occupancy Rate (2)(7)
Industrial:
Amazon	5	Various	Aug. - Dec. 2022	100%	4,964	100%
Dorel Industries	1	Cornwall, ON	November 2022	100%	492	100%
EquipmentShare.com (5)	31	Various	Oct. - Nov. 2022	100%	780	100%
Magna International	1	Bowling Green, KY	September 2022	100%	1,176	100%
Paradigm	3	Various	October 2022	100%	314	100%
Whirlpool	1	Amana, IA	November 2022	100%	1,572	100%
Tenneco	5	Various	Dec. 2022 - Jun. 2023	100% / 51%	2,150	100%
LOC Performance	2	Various	March 2023	100%	990	100%
QVC	2	Various	January 2023	100%	2,166	100%
Save Mart (3)	2	Various	September 2023	100%	555	100%
Quanta Cloud	1	San Jose, CA	June 2024	100%	91	100%
General Mills	1	Belvidere, IL	July 2024	100%	1,318	100%
Hillenbrand	2	Various	September 2024	100%	712	100%
Air Distribution Technologies	7	Various	July 2024 - Oct. 2024	100%	1,097	100%
Johnson Controls	1	Seattle, WA	September 2022	100%	12	100%
Retail:
Cracker Barrel	53	Various	September 2022	100%	537	100%
Ramoco Fuels NC LLC (4)	27	Various	September 2023	100%	94	100%
Convenience Store Operator (4)	5	Various	September 2022	100%	62	—%
Walgreen Co.	29	Various	September 2022	100%	426	100%
Maverick Gaming	11	Various	Sep. 2022 - June 2023	100%	317	100%
Save Mart	10	Various	July 2023	100%	475	100%
N&L Investments (4)	8	Various	September 2022	100%	22	100%
JK Petroleum (4) (6)	5	Various	September 2022	100%	24	100%
Abbasi (4) (6)	10	Various	September 2022	100%	35	100%
LV Petroleum (5)	12	Various	May - Nov. 2024	100%	201	100%
Dollar General	3	Various	December 2024	100%	34	100%
Office:
Chubb	2	Whitehouse, NJ	November 2022	100%	429	100%
Energy Center	1	Houston, TX	October 2022	100%	524	100%
EquipmentShare.com	1	Columbia, MO	October 2022	100%	53	100%
Land:
HOF Village Waterpark	1	Canton, OH	November 2022	100%	215	N/A
Total	243				21,837
__________________
(1)Excludes properties owned by unconsolidated real estate affiliates, including STORE.
(2)Land investments are excluded from Occupancy Rate. Build-to-suit investments are included in Occupancy Rate to the extent a lease has been executed.
(3)Properties contributed to DST program, but remain consolidated under GAAP. As of December 31, 2024, approximately 60% of the DST interests have been sold to third parties.
(4)Properties previously leased to SQRL Holdings and initially acquired in September 2022.
(5)Includes build-to-suit assets currently in development.
(6)Includes leases that have not commenced as of December 31, 2024.
(7)Occupancy Rate is calculated as the percentage of square footage leased.

Lease Expirations
The following schedule details the expiring leases at our wholly-owned real estate properties by annualized base rent and square footage as of December 31, 2024:

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Square Feet (in thousands)	% of Total Square Feet Expiring
2025	—	$—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	1	1,985	1%	191	1%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	2	10,554	5%	1,187	6%
2033	17	10,963	5%	1,551	7%
2034	15	13,548	6%	1,857	9%
Thereafter	165	196,055	83%	16,081	77%
Total	200	$233,105	100%	20,867	100%

STORE
As of December 31, 2024, the Company holds a 16.4% ownership interest in STORE, which owns 3,312 properties in the United States, leased to 649 tenants in various industries on a triple-net basis. We initially acquired the investment in STORE in February 2023 with incremental interests purchased through February 2024. We have determined that STORE is a significant subsidiary under SEC Regulation S-X Rule 3-09 and Rule 4-08(g) as of December 31, 2024. Accordingly, the Company is required to include and has included STORE’s consolidated financial statements for the year ended December 31, 2024 as prepared by STORE and audited by their independent registered public accounting firm as Exhibit 99.1 to this Annual Report on Form 10-K.
Investments in Real Estate Debt
The following table details our investments in real estate debt as of December 31, 2024:

Type of Security/Loan	Weighted Average Coupon (1)(3)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR +4%	4/29/2036	$503,280	$503,379	$505,537
Commercial real estate loan (3)	12%	4/25/2028	114,089	113,939	113,939
Total investments in real estate debt (4)	9%		$617,369	$617,318	$619,476
__________________
(1)The term SOFR refers to the relevant floating benchmark rates, one-month SOFR.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)The commercial real estate loans balance includes a mezzanine loan which earns interest at of SOFR + 8%. The borrowers for the commercial real estate loans are NLCA Real Estate Holdings, LLC and MBV-AL Holdco II, LLC.
(4)Total investments in real estate debt per the tables above exclude our investments in loans receivable and CMBS investments held-to-maturity, which had a balance of $27,635 and $48,941, respectively, as of December 31, 2024.

Results of Operations
The following table sets forth the results of our operations for the years ended December 31, 2024 and 2023:

	Year Ended		Change
	December 31, 2024	December 31, 2023	$
Revenues
Rental revenue	$206,995	$187,145	$19,850
Income from investment in leases - Financing receivables	61,626	57,094	4,532
Total revenues	268,621	244,239	24,382

Expenses
Rental property operating	26,612	20,659	5,953
General and administrative	26,893	29,261	(2,368)
Impairment charges	24,053	9,033	15,020
Management fee	45,383	22,224	23,159
Performance participation allocation	38,321	12,467	25,854
Depreciation and amortization	96,111	73,375	22,736
Total expenses	257,373	167,019	90,354
Other income (expense)
Income from unconsolidated real estate affiliates	221,916	13,965	207,951
Net gain on dispositions	43,620	—	43,620
Interest expense	(117,433)	(121,908)	4,475
Interest income	20,784	10,328	10,456
Other (expense) income, net	(3,230)	(379)	(2,851)
Total other income (expense), net	165,657	(97,994)	263,651
Net income (loss) income before income taxes	176,905	(20,774)	197,679
Income tax expense	3,820	230	3,590
Net income (loss)	173,085	(21,004)	194,089
Net (income) loss attributable to non-controlling interests	(12,793)	1,097	(13,890)
Net income (loss) attributable to ORENT shareholders	$160,292	$(19,907)	$180,199
Net income (loss) per share of common stock – basic	$0.49	$(0.14)
Net income (loss) per share of common stock – diluted	$0.49	$(0.12)
Weighted-average shares of common stock outstanding, basic	325,419,692	143,668,975
Weighted-average shares of common stock outstanding, diluted	354,595,618	172,162,445

Rental revenue
Rental revenue from our property operations was $206,995 for the year ended December 31, 2024 and $187,145 for the year ended December 31, 2023. The increase in revenues during the periods presented is primarily due to an increase in the real estate portfolio from 182 properties as of December 31, 2023 to 196 properties as of December 31, 2024, excluding build-to-suit assets not yet placed in service. In addition, rental revenue increased due to contractual rent increases across the existing portfolio, as well as an increase in expense recovery income included in variable lease payments from December 31, 2023 to December 31, 2024.
Income from investment in leases - Financing receivables
Income from investment in leases - financing receivables was $61,626 for the year ended December 31, 2024, and $57,094 for the year ended December 31, 2023. The increase in revenues during the periods presented is due to an increase in the investment properties that were accounted for as financing receivables from 17 at December 31, 2023 to 25 at December 31, 2024, resulting from failed sale-leaseback transactions under GAAP.
Rental property operating expenses
Rental property operating expenses were $26,612 for the year ended December 31, 2024, and $20,659 for the year ended December 31, 2023. The increase is primarily due to an increase in insurance expense and real estate tax expenses compared to the prior year, which are primarily recoverable expenses reimbursed by our tenants.
General and administrative expenses
General and administrative expenses were $26,893 for the year ended December 31, 2024, and $29,261 for the year ended December 31, 2023. The decrease in general and administrative expenses is primarily due to a decrease in third-party professional fees and the credit allowance adjustment under the current expected credit losses (“CECL”) model, partially offset by increases in salaries expense and legal fees.
Impairment charges
During the year ended December 31, 2024, the Company recognized $24,053 of impairment charges as a result of the Company identifying triggering events in connection with the termination of its leases with SQRL Holdings and HOF Village Waterpark due to non-payment of rent. During the year ended December 31, 2023, the Company recognized impairment charges of $9,033 on intangible assets related to one tenant, Mountain Express, for which the leases were rejected by the presiding bankruptcy court in August 2023.
Management fee
The management fee for the year ended December 31, 2024 was $45,383 and $22,224 for the year ended December 31, 2023. The increase was primarily due to an increase in NAV.
Performance participation allocation
Performance participation allocation was $38,321 for the year ended December 31, 2024, and $12,467 for the year ended December 31, 2023. The increase was due to an increase in NAV in excess of the required 5% return.
Depreciation and amortization
Depreciation and amortization was $96,111 for the year ended December 31, 2024, and $73,375 for the year ended December 31, 2023. The increase in depreciation and amortization during the periods presented is due to an increase in the real estate portfolio from 182 properties as of December 31, 2023, to 196 properties as of December 31, 2024, as well a full year of depreciation in 2024 for as assets placed in service during 2023 that were previously under construction.
Income from unconsolidated real estate affiliates
Income from unconsolidated real estate affiliates was $221,916 for the year ended December 31, 2024, and $13,965 for the year ended December 31, 2023. The increase in income from unconsolidated real estate affiliates is primarily due to an increase in the Company’s investment in STORE as well as increases in unrealized gains related to the valuation of STORE’s assets and liabilities.
Net gain on dispositions
During the year ended December 31, 2024, the Company recognized a net gain on dispositions of real estate of $43,620. The Company disposed of one industrial property, one parcel of excess land at an industrial property, one retail property and one land property for total proceeds of $256,893. The Company did not dispose of any properties during the year ended December 31, 2023.
Interest expense
Interest expense was $117,433 for the year ended December 31, 2024 and $121,908 for the year ended December 31, 2023. The decrease in expense was primarily due to decreases in mortgage borrowings and the affiliate line of credit which were repaid in full in 2024, partially offset by interest on the STORE FIPA loan.
Interest income
Interest income was $20,784 and $10,328 for the years ended December 31, 2024 and 2023, respectively. The increase in interest income in the current year was primarily due to higher interest income on our investments in real estate debt, as well as an increase in interest earned on our deposits with banks.
Other (expense) income, net
Other (expense) income, net was net expense of $3,230 for the year ended December 31, 2024, and $379 for the year ended December 31, 2023. The change in Other (expense) income, net is primarily due to debt extinguishment fees in 2024 related to the repayment of mortgage borrowings.
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business with immediate liquidity comprised of cash and cash equivalents of $112,718 and availability under our credit facility of $477,550 as of December 31, 2024. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $2,344,181 for the year ended December 31, 2024, as well as through the ability to sell our CMBS investments with a fair value of $505,537 as of December 31, 2024. Additionally, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and proceeds from our DST Program.
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
Capital Resources
As of December 31, 2024, our indebtedness included loans secured by our properties, unsecured credit facilities, and unsecured senior notes.

The following table is a summary of our indebtedness as of December 31, 2024 and 2023:

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)(8)	Weighted Average Maturity Date	Maximum Facility Size	December 31, 2024	December 31, 2023
Mortgage notes & credit facility:
Unsecured term loan credit facility(2)	S + 1.35%	8/11/2027	$1,165,500	$1,165,500	$1,095,500
Unsecured revolving credit facility(3)	S + 1.40%	8/11/2026	$724,500	246,950	231,255
Fixed rate mortgages(4)	5.06%	8/18/2029	N/A	99,098	—
Variable rate mortgages(5)	S + 3.07%	8/7/2028	N/A	129,824	546,005
Deferred financing costs, net				(13,624)	(13,172)
Total Mortgage notes & credit facility, net:				1,627,748	1,859,588

Unsecured senior notes
Unsecured senior notes (6)	6.35%	2/2/2030	N/A	$130,000	$—
Deferred financing costs, net				(3,655)	—
Unsecured senior notes, net				$126,345	$—

Affiliate line of credit
Affiliate line of credit(7)	S + 1.55%	6/30/2024	$250,000	$—	$200,000
Affiliate line of credit, net:				$—	$200,000

Total indebtedness				$1,754,093	$2,059,588
_______________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of December 31, 2024, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating-rate debt. See further discussion of outstanding interest rate swaps below.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the year ended December 31, 2024 was 6.70% (unhedged) and 5.22% (hedged). As of December 31, 2024, we have outstanding interest rate swaps with aggregate notional values of $700,000, $250,000, $145,500 and $70,000 that are structured such that the SOFR rates result in fixed rates of 3.65%, 3.42%, 4.23%, and 3.67%, respectively.
(3)The unsecured revolving credit facility consists of USD (“USD Revolver”) and Alternative (“Alternative Revolver”) denominated currencies, and bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) adjusted floating rate, and (d) 1.0%. The adjusted floating rate for the USD Revolver is SOFR plus 0.10%, while the Alternative Revolver is EURIBOR for Euro borrowings, and CORRA plus 0.30% for Canadian Dollar borrowings. The weighted average interest rate for the unsecured revolving credit facility for the year ended December 31, 2024 was 6.54% (unhedged) and 6.01% (hedged). As of December 31, 2024, we have outstanding interest rate swaps with aggregate notional values of $30,000 and $100,000 that are structured such that the SOFR rate results in a fixed rate of 3.67% and 3.40%, respectively.
(4)During the year ended December 31, 2024, the Company entered into fixed rate mortgage notes of $43,000 and $56,098.
(5)We have two outstanding interest rate swaps with aggregate notional values of $45,130 and $84,500 as of December 31, 2024 that are structured such that the variable rates result in fixed rates of 3.74% and 4.15%, respectively. During the year ended December 31, 2024, the Company repaid $494,902 of variable rate mortgages.
(6)On August 28, 2024, NLT OP entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $29,000 of 6.24% Senior Notes Series A, due August 28, 2028, $38,500 of 6.32% Senior Notes, Series B, due August 28, 2029, $39,500 of 6.40% Senior Notes, Series C, due August 28, 2030 and $23,000 of 6.43% Senior Notes, Series D, due August 28, 2031 (collectively, the “Notes”), to qualified institutional investors in a private placement. Interest on the notes is due semi-annually on the 28th day of February and August of each year, beginning on February 28, 2025. Proceeds from the issuance of the notes were used to pay down existing indebtedness of the Company and for other general purposes.
(7)The affiliate note payable bore interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate was the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the affiliate note payable for the period from January 1, 2024 through the maturity date of June 30, 2024 was 6.97%.
(8)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.
On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering. The Company is authorized to issue an unlimited number of each of its four classes of shares of its common shares (Class S Shares, Class N Shares, Class D Shares, and Class I Shares).

As of March 10, 2025, we had received net proceeds of $4,974,084 from selling an aggregate 489,353,101 common shares in the private offering (consisting of 214,292,988 Class S Shares, 24,296,624 Class N Shares, 8,688,729, Class D Shares, and 242,074,760 Class I Shares).
Cash Flows
Cash flows provided by operating activities were $173,203 for the year ended December 31, 2024, compared to $146,286 for the year ended December 31, 2023. The change in cash flows provided by operating activities was primarily due to an increase in income resulting from additional acquisitions offset by payments for intangible assets as well as a net increase in payments for operating assets and liabilities compared to the year ended December 31, 2023.
Cash flows used in investing activities were $1,600,314 for the year ended December 31, 2024, compared to $1,291,800 for the year ended December 31, 2023. The change in cash flows used in investing activities was primarily due to an increase of $636,359 in cash paid for CMBS investments and commercial real estate loans compared to the prior year, partially offset by total proceeds from dispositions of real estate of $256,893, primarily from the sale of a land investment, received during the year ended December 31, 2024.
Cash flows provided by financing activities were $1,459,217 for the year ended December 31, 2024, compared to $1,154,463 for the year ended December 31, 2023. The change in cash flows provided by financing activities was primarily due to an increase of $1,097,176 from the issuance of our common shares compared to the prior year and proceeds from the issuance of unsecured senior notes, offset by an increase in repayments of principal on our mortgage notes and credit facilities, affiliate line of credit, STORE FIPA loan, and an increase in cash outflows for repurchases of common shares and distributions paid.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See Note 2 to our consolidated financial statements for further descriptions of the below accounting policies.
Investments in Unconsolidated Real Estate Affiliates
For investments that do not meet the consolidation requirements and for which we have significant influence over the operations of the entity, the investment is accounted for under ASC 323 Investments - Equity Method and Joint Ventures. Under ASU 825-10 Financial Assets and Liabilities Eligible for Fair Value Option, we have elected the fair value option (“FVO”) for certain of our investments in unconsolidated real estate affiliates, as such election aligns the accounting for GAAP and the calculation of monthly NAV for these investments.
We evaluate our equity method investments for which we have not elected the FVO on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint-venture agreement. For equity investments in entities that hold real estate, the estimated fair value of the underlying investment’s real estate is calculated based on whether the acquisition of a property qualifies as a business combination or an asset acquisition. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities have fair values that generally approximate their carrying values.
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
Impairment of Investments in Real Estate
We review real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements, and proceeds from other collateral held that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.
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
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of December 31, 2024.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$1,771,372	$—	$1,486,774	$261,598	$23,000
Organization and offering costs	9,677	3,871	3,871	1,935	—
Total	$1,781,049	$3,871	$1,490,645	$263,533	$23,000
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of floating rate financings with staggered maturities and through interest rate hedging agreements to fix all or a portion of our variable rate debt. As of December 31, 2024, the outstanding principal balance of our indebtedness was $1.8 billion and consisted of mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and unsecured senior notes.
Certain of our mortgage notes, term loan credit facilities, and unsecured revolving credit facilities are variable rate and indexed to one-month SOFR, one-month EURIBOR, daily CORRA, and one-month SONIA (collectively, the “Reference Rates”). For the year ended December 31, 2024, a 10 basis point increase in each of the Reference Rates would have resulted in an inconsequential increase in interest expense as a result of our interest rate swap and interest rate cap contracts which hedge our risk of changing interest rates. Our exposure to interest rate risk may vary in future periods as the amounts and terms of our interest rate hedging agreements change over time as we implement our hedging program.
Investments in Real Estate Debt
As of December 31, 2024 and December 31, 2023, we held $619.5 million and $87.2 million of investments in real estate debt, respectively, which are reported at fair value on our Consolidated Balance Sheet. Our investments in real estate debt consist of floating-rate and fixed rate debt. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the year ended December 31, 2024, a 50 basis point increase or decrease in the Reference Rates would have resulted in an inconsequential increase or decrease to income from investments in real estate debt.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of December 31, 2024 and December 31, 2023, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $61.9 million and $8.7 million, respectively.

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
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer, as well as its Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. The Company's internal control over financial reporting includes those policies and procedures that:
(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).
ITEM 9B.    OTHER INFORMATION
During the year ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

On March 12, 2025, the Board appointed Gary Rozier, to be the Company’s new President, effective March 14, 2025.
Mr. Rozier’s appointment coincides with the notice of Marc Zahr, the Company’s current President and Chief Executive Officer, of his resignation from his position as President of the Company, which he delivered to the Board on March 12, 2025, with an effective date of March 14, 2025. Mr. Zahr will continue to serve as Chief Executive Officer.
Mr. Rozier, 47, is a Senior Managing Director at Blue Owl and member of the Real Assets Management Team. In his role, he serves on the investment committee and is responsible for reviewing and approving Real Assets transactions, as well as interfacing with limited partners on the investment portfolios. Mr. Rozier was Senior Vice President at Ariel Investments for 14 years where he was responsible for business development and client services. Prior to joining Ariel, Mr. Rozier spent 5 years with Rydex Funds, now Guggenheim Investments, where he served as regional vice president responsible for product development and distribution across the Midwest. Mr. Rozier earned a BA in Economics from the University of Maryland.
On March 12, 2025, the Board also appointed Jesse Hom as Chief Investment Officer, Jared Sheiker as Chief Acquisitions Officer and Andrew Morris as Secretary, each effective March 14, 2025.
Mr. Morris’s appointment coincides with the notice of Andrew Murphy, the Company’s current Secretary, of his resignation from his position as Secretary of the Company, which he delivered to the Board on March 12, 2025, with an effective date of March 14, 2025.
Mr. Hom, 41, is a Senior Managing Director at Blue Owl, the CIO of Blue Owl Real Assets and Head of Real Estate Credit. In his role, he is responsible for the Real Estate platform’s investment and portfolio management activities as well as other real estate and corporate initiatives. Mr. Rozier also serves as a member of the investment committees for the Blue Owl Real Estate, Real Estate Credit, and Insurance Solutions groups as well as sits on the Board of Directors of STORE Capital. Prior to joining Blue Owl, he was the Global Head of Real Estate Credit and Capital Markets at GIC, where he focused on driving performance and growth across both GIC’s real estate credit and equity businesses for over 15 years, and before that, he was an investment banking associate at JP Morgan and investment analyst at HEI Hospitality, a hospitality focused private equity real estate fund. Mr. Hom received his BS in Hospitality Management from Cornell University.
Mr. Sheiker, 32, is a Principal at Blue Owl and the Chief of Staff, Real Assets. In his role as Chief of Staff for Blue Owl Real Assets where he serves as a member of the Investment Committee, he focuses on sourcing and structuring transactions, supporting investor relations, and other real assets and corporate initiatives. Before joining Blue Owl, Mr. Sheiker was an Investment Banking Analyst at Keefe, Bruyette & Woods, a Stifel Company. Mr. Sheiker received his BBA in Finance and Accounting from Emory University's Goizueta Business School.
Mr. Morris, 39, is a Managing Director at Blue Owl and member of the Legal Team. In his role, he focuses on supporting the Real Assets business. Before joining Blue Owl, Mr. Morris was Associate General Counsel and Chief Compliance Officer at First Eagle Alternative Credit in Chicago. Prior to that, he was an associate with Kirkland & Ellis LLP providing legal and regulatory advice to private fund sponsors. Mr. Morris previously worked as an associate with Davis Polk & Wardwell LLP providing advice with respect to fund formation and capital markets offerings. Mr. Morris received his JD, cum laude, from the University of Pennsylvania Law School and holds a BA in International Affairs, magna cum laude, from The George Washington University.
There are no family relationships between either Mr. Rozier, Mr. Hom, Mr. Sheiker, Mr. Morris and any trustee or executive officer of the Company and there are no transactions between Mr. Rozier, Mr. Hom, Mr. Sheiker, or Mr. Morris and the Company that would be required to be reported under Item 404(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM  10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We operate under the direction of our Board of Trustees. Our Board of Trustees has retained the Adviser to manage the acquisition and dispositions of our investments, subject to the Board of Trustees’ supervision.
Board of Trustees and Executive Officers
Information regarding the Board of Trustees and executive officers is set forth below:

Name	Age*	Position	Position Held Since
Marc Zahr	45	Chief Executive Officer, President, and Trustee	2022
Michael Reiter	47	Chief Operating Officer and Trustee	2022
Alan Kirshenbaum	53	Trustee	2022
Kevin Halleran	42	Chief Financial Officer	2022
Andrew Murphy	52	Secretary	2022
Rick Buoncore	68	Trustee	2022
Fred Cummings	58	Trustee	2022
Michael Mackey	58	Trustee	2022
Jonathan Shames	63	Trustee	2022
__________________
*As of January 1, 2025
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
Each trustee will serve until his or her resignation, removal, death, dissolution, termination of legal existence, adjudication of legal incompetence or until the election and qualification of his, her or its successor. Although the number of trustees may be increased or decreased, a decrease may not shorten the term of any incumbent trustee. Any trustee may resign at any time or may be removed in certain limited circumstances by the shareholders upon the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast generally in the election of trustees. A vacancy on our Board of Trustees resulting from any cause other than removal by the shareholders may be filled only by a vote of a majority of the remaining trustees, or in the case of election of an Independent Trustee, may be filled only by a vote of a majority of the remaining Independent Trustees. A vacancy on our Board of Trustees resulting from removal by the shareholders may be filled only by the shareholders.
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
Non-Independent Trustees
Marc Zahr has served as a member of our Board of Trustees since August 2022. Mr. Zahr is the Founder and the President of Blue Owl Real Assets, a division of Blue Owl, and a member of Blue Owl Capital Inc.’s Board of Directors. Mr. Zahr served as the Managing Partner and Chief Executive Officer at Blue Owl Real Assets from September 2009 to December 2021, and has been with Blue Owl since December 2021. Mr. Zahr also serves as the Chairman of the Board of Trustees of the Company. As the Head of the Blue Owl Real Assets division, Mr. Zahr is responsible for the overall direction and leadership of all real estate related activities. He manages and oversees the firm’s investment activities which include sourcing, underwriting and negotiating all acquisitions. Mr. Zahr also leads the Real Estate Investment Committees and new product development. Mr. Zahr was honored as one of Crain’s Chicago Business’s 40 Under 40 for 2018. Prior to Blue Owl, Mr. Zahr served as Vice President at American Realty Capital where he was responsible for the analytics and acquisition activities within the company’s real estate portfolios. Mr. Zahr also served as a Fixed Income Trader at TM Associates and an Associate at Merrill Lynch. Mr. Zahr received a B.A. in Communications from the University of Dayton. Mr. Zahr is a valuable member of our Board of Trustees because of his vast real estate experience and his leadership within the Adviser and Blue Owl.
Michael Reiter has served as a member of our Board of Trustees since August 2022. Mr. Reiter is the Chief Operating Officer of Blue Owl Real Assets, a division of Blue Owl. Mr. Reiter has served as Chief Operating Officer of Blue Owl Real Assets and as a member of the real estate Investment Committees since July 2017 and has been with Blue Owl since December 2021. Mr. Reiter is responsible for the oversight, implementation and execution of the Company’s capital markets, business development, investment and asset management activities. Prior to joining Blue Owl Real Assets, Mr. Reiter served as a Managing Director in the Real Estate Investment Management division at Cantor Fitzgerald. Mr. Reiter was a member of the board of trustees of Plymouth Industrial REIT, Inc. and a Senior Vice President and Head of Capital Markets at VEREIT, Inc. and American Realty Capital, where he was responsible for real estate acquisitions, capital markets and business development. Mr. Reiter commenced his career as a Certified Public Accountant at Ernst & Young as a Manager in the real estate advisory and assurance practices. Mr. Reiter received his B.S. in Economics from the University of Wisconsin, Madison and his M.S. in Accounting, cum laude, from the University of Notre Dame. Mr. Reiter is a valuable member of our Board of Trustees because of his broad-based experience in real estate and investment management industries.
Alan Kirshenbaum has served as a member of our Board of Trustees since August 2022. Mr. Kirshenbaum is the Chief Financial Officer of Blue Owl and also serves as the Chief Financial Officer of Blue Owl Real Estate Capital LLC, Blue Owl Technology Credit Advisors LLC, Blue Owl Technology Credit Advisors II LLC, Blue Owl Credit Advisors LLC, Blue Owl Private Credit Fund Advisors LLC, and Blue Owl Diversified Credit Advisors LLC (collectively, the “Blue Owl Advisers”). He has served in these roles since October 2015. Previously, Mr. Kirshenbaum served as Chief Operating Officer and Chief Financial Officer of Blue Owl Capital Corporation (“OBDC”) and Blue Owl Technology Finance Corp. (“OTF”), and as Chief Operating Officer of Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Capital Corporation III (“OBDC III”) and Blue Owl Credit Income Corp. (“OCIC,” together with OTIC, OTF II, OTF, OBDC, OBDC II and OBDC III, the “Blue Owl BDCs”). In addition, Mr. Kirshenbaum served on the boards of OBDC and OBDC II from 2015-2021, OTF from 2018-2021, OBDC III and OCIC from 2020-2021, and OTIC and OTF II from 2021-2024. Prior to Blue Owl, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending (formerly, TPG Specialty Lending, Inc.), a BDC traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX’s finance, treasury, accounting and operations functions from August 2011 through October 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum also was Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management (“BSAM”) in 1999 and was BSAM’s Chief Financial Officer from 2003 to 2006. Before joining BSAM, Mr. Kirshenbaum worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non-profit organizations including the Boy Scouts of America and the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum is also a member of the Georgia Tech University Parent Board and Seton Hall Patents Leadership Council. Mr. Kirshenbaum received a B.S. from Rutgers

University and an M.B.A. from New York University Stern School of Business. Mr. Kirshenbaum is a valuable member of our Board of Trustees because of his established leadership within Blue Owl, his expertise in accounting and financial reporting matters, as well as, his extensive experience in the investment management industry.
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
Fred Cummings has served as a member of our Board of Trustees since August 2022. Mr. Cummings has served as the President and Founder of Elizabeth Park Capital Management since February 2008. He serves as Portfolio Manager for the privately held, alternative asset management firm focused on long/short equity, event-driven, and customized investment opportunities in the banking sector. Mr. Cummings is an investment and banking portfolio manager with 30+ years’ industry experience leading disciplined, client-focused investment practices. Prior to founding Elizabeth Park, Mr. Cummings achieved a distinguished 17-year career at KeyBanc Capital Markets as one of the sell-side’s foremost Senior Analysts covering the banking sector. He additionally served as a Senior Analyst for FSI Group, a financial services hedge fund. He launched his career at McDonald & Co. as a sell-side Junior Analyst. He actively supports Oberlin College’s Connect Cleveland Initiative and Business Scholars Speaking Program as an honored guest speaker for 23 consecutive years. Mr. Cummings is an alumnus and ardent supporter of Western Reserve Academy (WRA). Mr. Cummings dedicates his time serving on several boards, including The Marshall Project (January 2014 through June 2024), and Nirvana Analytics (since January 2017). He serves as an investment committee member for WRA. Mr. Cummings was named 2017’s Crain’s Cleveland Business Who’s Who and Cleveland.com’s People to Watch in 2015. As an industry expert, he has been featured on various media outlets, including The Wall Street Journal, INC Magazine, Crain’s Cleveland Business, CNN Money and was a cited expert in the recently published book by Wiley called Bank Investing, a Practitioner’s Field Guide. Mr. Cummings received a B.A. in Economics with honors from Oberlin College. Mr. Cummings is a valuable member of our Board of Trustees because of his vast experience and active involvement in alternative asset management and banking industries.
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

Shames has U.S. and international experience, leading C-suite and board engagements across multiple sectors while also building and leading global, national and local practices. Since March 2022, Mr. Shames has served as a senior adviser to Morgan Franklin Consulting, a management and technology consulting firm that works with leading businesses to address critical finance, technology, and business objectives. In addition, Mr. Shames is involved in various other civic, not-for-profit and other organizations, including Enquire.AI (Chairman, Advisory Council), a technology-based expert knowledge platform, and Opalvest (Advisor), an alternative asset management platform. He is a licensed CPA and is qualified to serve as a financial expert as prescribed under SEC, NYSE and NASDAQ rules. Mr. Shames received a B.A. in Economics from Colgate University and an M.B.A. in Finance from New York University. Mr. Shames is a valuable member of our Board of Trustees because of his comprehensive experience in audit, accounting and financial reporting matters, across different industries.
Executive Officers
For information concerning the background of Mr. Zahr and Mr. Reiter, see “—Trustees and Executive Officers—Non-Independent Trustees” above.
Kevin Halleran has served as the Chief Financial Officer of Blue Owl Real Assets, a division of Blue Owl, since May 2022. In this role, Mr. Halleran is responsible for the financial reporting of Blue Owl Real Assets and its subsidiaries. Prior to joining Blue Owl Real Assets, from November 2020 to May 2022, Mr. Halleran served as the Executive Vice President and Chief Financial Officer at Donahue Schriber Realty Group, where he led the organizational restructuring of the company and later facilitated the merger of the company. Prior to joining Donahue Schriber, Mr. Halleran spent more than six years with Starwood Retail Partners LLC from May 2014 to October 2020. There, he was the senior finance executive for the organization and led all aspects of finance and accounting. Mr. Halleran started his career at KPMG and was responsible for multiple private real estate fund and public real estate investment trust clients. Mr. Halleran earned a B.S. in Accounting and Finance from DePaul University in Chicago.
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

Policy Prohibiting Insider Trading and Related Procedures
We have adopted an insider trading policy governing the purchase, sale, and other dispositions of the registrant’s securities by trustees, officers, and employees, if any, which we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations. We believe that our Policies and Procedures Regarding Insider Trading and Tipping is reasonably designed to promote compliance with insider trading laws and rules and regulations. The Company has also implemented processes for its own purchases, sales and/or other dispositions of the Company’s securities. A copy of the Policies and Procedures Regarding Insider Trading and Tipping is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Committees
Our entire Board of Trustees is responsible for supervising our business. However, pursuant to our bylaws, our Board of Trustees may delegate some of its powers to one or more committees as deemed appropriate by the Board of Trustees, provided that each committee consists of at least a majority of Independent Trustees. Members of each of the committees discussed below have been appointed by our Board of Trustees.
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
Compensation of Executive Officers
We currently do not have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser, Blue Owl or their affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment operations will be managed by the Adviser. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates.
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
We will reimburse the Adviser, Blue Owl and/or their affiliates for expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Adviser, Blue Owl and/or their affiliates in performing administrative and/or accounting services for the Company or the Operating Partnership (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services). See “Part I. Item 1A—Risk Factors—Risks Related to Our Relationship with Blue Owl, Our Adviser and the Investment Advisory Agreement” and “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K.
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
For the year ended December 31, 2024, we incurred $—, $431,118, and $123,421 in connection with the compensation expenses of Messrs. Zahr, Halleran, and Murphy (our “named executive officers”), respectively, that were specifically attributed to services performed for us and due to be reimbursed to the Adviser, Blue Owl, and/or their affiliates.
Summary Compensation Table
The following table sets forth all compensation paid to or accrued by our named executive officers for whom we are able to quantify such compensation for services the named executive officer rendered to us during the fiscal years presented.

Name and Principal Position	Fiscal Year	Salary (2)	Bonus (2)	All Other Comp (3)	Total
Marc Zahr ¹ Chief Executive Officer, President and Trustee	2024	$—	$—	$—	$—
	2023	$—	$—	$—	$—
	2022	$—	$—	$—	$—
Kevin Halleran Chief Financial Officer	2024	$97,720	$282,690	$50,708	$431,118
	2023	$137,095	$337,841	$33,901	$508,837
	2022	$123,123	$312,000	$2,879	$438,002
Andrew Murphy Secretary	2024	$37,500	$60,000	$25,921	$123,421
	2023	$56,250	$78,750	$34,256	$169,256
	2022	$47,510	$71,264	$33,763	$152,537
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

Outstanding Equity Awards as of December 31, 2024

There were no outstanding equity awards of the Company held by our named executive officers as of December 31, 2024.
Compensation of Trustees
For the year ended December 31, 2024, we compensated each of our non-employee trustees who are not affiliated with Blue Owl with an annual retainer of $150,000, consisting of $50,000 in cash and a $100,000 grant of restricted shares, and an additional retainer of $10,000 to the Chairman of the Audit Committee. Beginning January 1, 2025, we will compensate each of our non-employee trustees who are not affiliated with Blue Owl with an annual retainer of $175,000, consisting of $50,000 in cash and a $125,000 grant of restricted shares, and an additional retainer of $20,000 to the Chairman of the Audit Committee. The annual grant of restricted shares will be based on the then-current per Share transaction price of our Class I Shares at the time of grant and vest approximately 14 months after the date of grant. We do not intend to pay our trustees additional fees for attending Board meetings, but we intend to reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending Board and committee meetings (including, but not limited to, airfare, hotel, and food). Our trustees who are affiliated with Blue Owl will not receive additional compensation for serving on the Board of Trustees or committees thereof.
The following table sets forth the compensation earned by or paid to our trustees for the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Richard Buoncore	$50,000	$100,000	$150,000
Fred Cummings	$50,000	$100,000	$150,000
Michael Mackey	$50,000	$100,000	$150,000
Jonathan Shames	$60,000	$100,000	$160,000
(1)     Represents the aggregate grant date fair value of awards of restricted Class I Shares granted during the year ended December 31, 2024 and calculated under the Financial Accounting Standard Board’s Accounting Codification Topic 718 without taking into account estimated forfeitures. The number of shares awarded in January 2025 to each of our independent trustees was 9,671, which was determined by dividing $100,000 by the November 30, 2024 NAV of our Class I Shares. Such shares vest in February 2026.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-public Information

We do not currently grant new awards of stock options, stock appreciation rights, or similar option-like equity awards. Accordingly, we have no specific policy or practice on the timing of grants of such awards in relation to the disclosure of material nonpublic information. In the event we determine to grant new awards of stock options or similar equity awards in the future, the Board of Trustees will evaluate the appropriate steps to take in relation to the foregoing. During fiscal year 2024, we did not grant option awards to our named executive officers during the period beginning four business days prior to and ending the one business day following the filing of our periodic reports on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K that discloses material non-public information. We have not timed the disclosure of material non-public information for the purpose of affecting the value of executive compensation in fiscal year 2024.
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
The following table sets out certain ownership information with respect to our shares for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of our outstanding shares, each of our trustees and officers and all officers and trustees as a group. As of March 10, 2025, there were a total of 488,730,317 common shares issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 150 N Riverside Plaza, 37th Floor, Chicago, IL.

Name and Address	Number of Shares Beneficially Owned	Percentage
Marc Zahr ^	4,807,621	*
Michael Reiter ^	250,344	*
Alan Kirshenbaum	—	—
Kevin Halleran	—	—
Rick Buoncore ^	853,074	*
Fred Cummings	24,961	*
Michael Mackey	24,961	*
Jonathan Shames	24,961	*
Andrew Murphy	—	—
All current executive officers and trustees as a group (9 persons)	5,985,922	1.2%
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
Term and Termination Rights
The Investment Advisory Agreement was most recently renewed on May 8, 2024, for an additional one-year period ending on August 8, 2025. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of our Board of Trustees and a majority of the Independent Trustees.
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
The Adviser may elect to receive the management fee in cash, Class I Shares or Class I units of the Operating Partnership. If the management fee is paid in Class I Shares or Class I units of the Operating Partnership, such shares or units may be repurchased at the Adviser’s request and will not be subject to the repurchase limits of the Share Repurchase Plan or any Early Repurchase Deduction. The Operating Partnership will repurchase any such Operating Partnership units for cash unless our Board of Trustees determines that any such repurchase for cash would be prohibited by applicable law or the Operating Partnership Agreement, in which case such Operating Partnership units will be repurchased for the Company’s Class I Shares with an equivalent aggregate NAV. The Adviser will have the option of exchanging Class I Shares for an equivalent aggregate NAV amount of other share classes.
To date, the Adviser has received the management fee in Class I Shares. For the years ended December 31, 2024 and 2023, and for the period from Inception to December 31, 2022, the Company issued 3,987,057, 1,887,887, and 98,849 shares, respectively, to the Adviser as payment for management fees. The Company also had a payable of $9.7 million and $4.8 million, respectively, related to the management fees as of December 31, 2024 and December 31, 2023.
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
Except as described in Loss Carryforward Amount below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.
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
During the years ended December 31, 2024 and 2023, and for the period from Inception through December 31, 2022, the Company recognized $38.3 million, $12.5 million, and $4.2 million of performance participation allocation expense in the Company’s Consolidated Statement of Operations, respectively.
During the years ended December 31, 2024 and 2023, and for the period from Inception through December 31, 2022, the Company issued 2,081,534, 1,590,696, and 164,081 shares, respectively, to the Special Limited Partners as payment of performance participation allocation at the respective NAV per units. As of December 31, 2023, as a result of the issuance of units during 2023 in excess of the final fee measured on a calendar year basis, the Company recorded a receivable due to the Company from the Adviser of $1.5 million. This amount is included within Other assets in the Company’s Consolidated Balance Sheet. As of December 31, 2024, there was no receivable due to the Company from the Special Limited Partners as the receivable was netted against performance participation allocation earned during the year ended December 31, 2024.
During the year ended December 31, 2024, $27,157 Class I units in NLT OP, originally issued as payment of the performance participation allocation, were redeemed for cash. There were no Class I units in NLT OP redeemed for either Class I shares or cash during the year ended December 31, 2023.

Common Shares Held by Affiliates
As of December 31, 2024 and 2023, ORENT affiliates and their employees owned 13,109,016 and 11,022,890 ORENT Class I shares, respectively. The aggregate amount of the Class I shares owned by ORENT affiliates and their employees was $133,696 and $111,135, based on the NAV per share/unit as of December 31, 2024 and 2023, respectively.
During the year ended December 31, 2024, the Adviser submitted 2,854,246 Class I Shares for repurchase by the Company, for a total repurchase amount of $29,000. During the year ended December 31, 2023, the Adviser did not submit any shares for repurchase.
Organization and Offering Costs
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
As of December 31, 2024 and 2023, the Company had accrued $9.7 million and $11.9 million of organization and offering costs, respectively, and reimbursed the Adviser $2.5 million and $1.6 million, respectively, for organization and offering costs.
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
For the years ended December 31, 2024 and 2023, and for the period from Inception through December 31, 2022, the Company did not incur any expenses or make any payments for other services to affiliates of the Adviser.
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

The Company will reimburse the Adviser for services performed for the Company pursuant to the terms of the Administration Agreement, which will include certain compensation expenses, expenses associated with arranging financing on the Company’s behalf, certain organization costs incurred prior to the commencement of the Company’s operations, and certain offering costs. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Adviser for any services performed for the Company by such affiliate or third party. To the extent that the Adviser outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without profit to the Adviser. For the years ended December 31, 2024 and 2023, and for the period from Inception through December 31, 2022, the Company reimbursed the Adviser $2.7 million, $4.9 million and $—, respectively, for services performed pursuant to the Administration Agreement.
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
The Administration Agreement provides that the Adviser and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising from or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement.
Real Estate Transactions
During the year ended December 31, 2023 and for the period from Inception through December 31, 2022, we acquired assets from various funds that were also managed by our Adviser as shown in the table below. These transactions were approved by our Board of Trustees, including a majority of our Independent Trustees, as set forth in our Declaration of Trust.

	December 31, 2024	December 31, 2023	From Inception through December 31, 2022
Properties acquired	—	12	146
Acquisition value	$—	$209,190	$2,112,400

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
The Company did not acquire assets from any funds managed by our Adviser during the year ended December 31, 2024.
Dealer Manager Agreement
We entered into a Dealer Manager Agreement with the Dealer Manager, and we have entered into participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, Blue Owl Securities serves as the dealer manager, and certain participating broker-dealers solicit capital, for our private offering of shares of Class S, Class N, Class D and Class I Shares.
We will pay the Dealer Manager an ongoing servicing fee (i) with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate net asset value of our outstanding Class S shares, (ii) with respect to our outstanding Class N Shares equal to 0.50% per annum of the aggregate net asset value of outstanding Class N shares, and (iii) with respect to our outstanding Class D Shares equal to 0.25% per annum of the aggregate net asset value of our outstanding Class D Shares. We will not pay an ongoing servicing fee with respect to our outstanding Class I Shares.
For the years ended December 31, 2024 and 2023, and for the period from Inception to December 31, 2022, we paid $12.1 million, $6.3 million and $623 thousand, respectively, in ongoing servicing fees to the Dealer Manager. As described above, the Dealer Manager reallowed (paid) all or a portion of the ongoing servicing fees to participating broker-dealers and servicing broker-dealers for ongoing shareholder services performed by such broker-dealers. As of December 31, 2024 and 2023, we had accrued $101.9 million and $50.7 million of shareholder servicing fees related to Class S, Class N and Class D Shares sold, respectively.
Promissory Note with Blue Owl Capital Holdings
On August 8, 2022, NLT OP entered into an interest-bearing revolving promissory note with an affiliate, Blue Owl Capital Holdings, in the principal amount of up to $250.0 million. The interest is payable monthly in arrears at Blue Owl Capital Holdings’ election in (i) cash, (ii) Class I units of the Operating Partnership (using the most recently available net asset value per unit), or (iii) Class I Shares of the Company (using the most recently available net asset value per share). On November 9, 2023, NLT OP amended and restated the loan agreement to remove the revolving feature from the promissory note, to allow NLT OP to borrow an additional $50,000 on a delayed draw basis and to set a maturity date of June 30, 2024.
During the year ended December 31, 2024, the Company repaid the outstanding balance under the affiliate line of credit, and incurred interest expense of $5.4M related to this note for the period it was outstanding. As of December 31, 2023, $200.0 million was outstanding under the affiliate notes payable and had accrued interest expense in the amount of $2.4 million.
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
Sale of Shares to Blue Owl Capital Holdings
In conjunction with our commencement of operations, on August 9, 2022, we issued and sold 190,000 shares of our Class I Shares to Blue Owl Capital Holdings, for an aggregate purchase price of $1.9 million. On January 18, 2023, Blue Owl Capital Holdings acquired 210,000 of our Class I Shares from Owl Rock Feeder FIC LLC, an entity owned and controlled by certain of Blue Owl’s senior management, for an aggregate purchase price of $2.1 million. On February 1, 2023, we issued and sold an additional 2,042,841 of our Class I Shares to Blue Owl Capital Holdings, for an aggregate purchase price of $21.0 million. On January 29, 2024, we issued and sold 98 of our Class D Shares to Blue Owl Capital Holdings, for an aggregate price of $1.0 thousand.
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
From time to time, the Company and Other Blue Owl Accounts (whether existing or formed in the future) may make different types of and/or investments at different levels of an issuer’s or borrower’s capital structure or otherwise in different classes of the same issuer’s securities. The Company may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Other Blue Owl Accounts. Such investments may conflict with the interests of such Other Blue Owl Accounts in related investments, and the potential for any such conflicts of interest may be heightened in the event of a default or restructuring of any such investments. In addition, we may enter into sale-leaseback transactions with companies in which Other Blue Owl Accounts provide lending or hold a minority interest. In the event of a restructuring, such Other Blue Owl Accounts would be a secured lender of the company and we would be an unsecured lender. The Adviser could, in certain circumstances, have an incentive not to pursue actions against a tenant that would be in the best interest of the Company. While the Adviser will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among the Other Blue Owl Accounts, such transactions are not required to be presented to the Company’s Board of Trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in the Company’s favor.
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
The Adviser and its affiliates may provide a broad range of financial services to companies that may be tenants of the Company, including providing arrangement, syndication, origination, structuring and other services to such companies, and will generally be paid fees for such services, in compliance with applicable law, by the companies. Any payments received by the Adviser or its affiliates for providing these services will not be shared with the Company and may be received before the Company realizes a return on its investment. In addition, the Company may enter into sale-leaseback transactions with companies in which Other Blue Owl Accounts provide lending or hold a minority interest. The Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and recommendations to the Company, on the other hand, and could, in certain instances, have an incentive not to pursue actions against a company that would be in the Company’s best interest.

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
Fees and Expenses
The Adviser faces a variety of potential conflicts of interest when it determines allocations of various fees and expenses to the Company. The Adviser intends to allocate common expenses in a manner that is fair and reasonable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. With respect to broken deal expenses, such expenses will generally be allocated among all eligible funds and accounts in a manner that is fair and reasonable over time and in accordance with policies adopted by the Adviser and the Investment Advisory Agreement. In other cases, from time to time, the Company will bear a higher portion of a shared expense, but receive a smaller benefit, relative to other beneficiaries of services to which such shared expense relates. In addition, from time to time the Company will incur higher costs for services due to such service being utilized by multiple beneficiaries or for other reasons. By way of example, the Company could potentially bear higher insurance premiums in connection with policies that cover multiple investment funds or accounts managed by the Adviser or its affiliates, and/or the Adviser or such affiliates themselves, including due to the Adviser’s and the Company’s affiliation with Blue Owl as a public company.

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
Affiliated Business Development Companies
Notwithstanding the above, affiliates of the Adviser currently serve as investment adviser to certain investment companies that have elected to be regulated as BDCs under the Investment Company Act. For purposes of the Investment Company Act, the Company is considered an affiliate of the Blue Owl BDCs. The Blue Owl BDCs may, to the extent their investment objectives overlap, co-invest with the Company, but are prohibited under the Investment Company Act from participating in certain transactions with their affiliates absent an exemptive order from the SEC. The SEC staff granted such an exemptive order (the “Exemptive Order”) to the Blue Owl BDCs, the Adviser and certain future affiliated funds, pursuant to which the Blue Owl BDCs are permitted to co-invest in portfolio companies with certain affiliated funds, including the Company, in a manner consistent with the relevant Blue Owl BDCs’ investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and subject to compliance with certain conditions. Given the election of such affiliates to be regulated as a BDC, there could be certain restrictions or limitations on the Company’s ability to co-invest with an affiliated BDC and/or on the Company’s ability to conduct transactions with portfolio companies of an affiliated BDC.
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
Relationship with Blue Owl
The relationship with the other businesses of Blue Owl could create conflicts in the operation and management of the Blue Owl Real Assets business and result in the principals devoting time to the Blue Owl business that would not otherwise have been required. The principals of Blue Owl Real Assets could be required to devote a material portion of their time to the business and operations of Blue Owl. In particular, Blue Owl Real Assets has not previously functioned as a publicly listed entity or a subsidiary thereof. Significant time and resources could, accordingly, be required to be devoted to the operations of Blue Owl, including with respect to compliance, public company investor relations and other matters that did not previously impact the Blue Owl Real Assets business. The allocation of that time to the affairs of Blue Owl could limit the ability of Blue Owl Real Assets individuals to devote time to the investment program of the Company and could adversely affect the investment performance of the Company.
Employees of Blue Owl could be incentivized to favor actions that result in the appreciation of Blue Owl stock, which may not be aligned with the returns of the Company. Certain members of the investment team have received and hold interests in Blue Owl or its affiliates, in addition to cash and carried interest. Certain arrangements have also been established as part of the business combination. Each of these could create an incentive for certain persons to favor the Blue Owl business. The investment team is required to and are expected to manage the Company in a manner that complies with their duties and to cause the Company to fulfill its contractual obligations to its shareholders. Subject to the foregoing, however, as a result of the ongoing ownership in Blue Owl, those individuals could also be incentivized to take actions to favor the appreciation of Blue Owl stock. While the growth of the Blue Owl business is generally expected to align with the performance of the Company, the performance of Blue Owl is expected to be heavily influenced by the growth of Blue Owl’s assets under management and to a lesser extent the investment performance of the Company. Although the interests of the investment team generated by the Company are expected to align their interests with those of the Company, Blue Owl’s combined business strategy and their interests in Blue Owl could give rise to potential conflicts of interest with respect to the investment advice they provide to the Company and the development of the Blue Owl business. There can be no assurance that Blue Owl will successfully develop and implement structures that successfully balance such incentives.
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
Trustee Independence
Our Declaration of Trust defines an Independent Trustee as a Trustee who (a) is not an officer or employee of the Company, any subsidiary of the Company, or the Adviser or its affiliates, (b) the Board of Trustees affirmatively determines has no material relationship with the Company and (c) otherwise satisfies the director independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as may be amended from time to time.
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
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Auditors
During the year ended December 31, 2024, KPMG served as our independent auditor.
Audit and Non-Audit Fees
The following table sets forth the fees billed by KPMG as of the date of this filing for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Audit fees [1]	$1,575	$1,615
Audit-related services	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,575	$1,615
(1)    The Company updated 2023 Audit fees for final fees related to the respective audit period.

Audit Fees
Audit fees include fees for services that normally would be provided by KPMG in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.
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
Audit Committee Pre-Approval Policies and Procedures
In accordance with our Audit Committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
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
The Audit Committee may delegate pre-approval authority to one or more of its members or a subcommittee. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee has delegated pre-approval authority to the chairman of the Audit Committee. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
The following documents are filed as part of this Annual Report.
1.Financial Statements: The financial statements contained herein are set forth on pages F-1 to F-44 of this Annual Report on Form 10-K.
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
3.2
Certificate of Amendment to Certificate of Trust of Blue Owl Real Estate Net Lease Trust, effective July 6, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

3.3
Third Amended and Restated Declaration of Trust of Blue Owl Real Estate Net Lease Trust as of April 19, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

3.4
Second Amended and Restated Bylaws of Blue Owl Real Estate Net Lease Trust as of July 6, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

4.1
Fourth Amended and Restated Share Repurchase Plan, dated April 19, 2024 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

4.2	Amended and Restated Distribution Reinvestment Plan of the Company (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)
4.3*	Description of Securities of Blue Owl Real Estate Net Lease Trust
10.1
Second Amended and Restated Investment Advisory Agreement, dated March 13, 2024, by and among Blue Owl Real Estate Net Lease Trust, Blue Owl NLT Operating Partnership LP and Blue Owl Real Estate Capital LLC (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2024 and incorporated herein by reference)

10.2
Fourth Amended and Restated Limited Partnership Agreement of Blue Owl NLT Operating Partnership LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

10.3
Amended and Restated Administration Agreement, dated March 13, 2024, between the Company and the Adviser (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2024 and incorporated herein by reference)

10.4
Amended and Restated Dealer Manager Agreement, dated April 19, 2024, between the Company, the Adviser and the Dealer Manager (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

10.5
Amended and Restated DST Dealer Manager Agreement, dated February 12, 2025, by and among Blue Owl Real Estate Exchange LLC, Blue Owl NLT Operating Partnership LP and Blue Owl Securities LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 14, 2025 and incorporated herein by reference)

10.6
Form of Indemnification Agreement by and between the Company and its trustees and officers (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)

10.7
Form of Restricted Share Award Agreement by and between the Company and its independent trustees (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)

10.8
Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

10.9
Second Amended and Restated Loan Agreement, dated as of November 9, 2023, by and among Blue Owl Capital Holdings LP, Blue Owl NLT Operating Partnership LP and Blue Owl Real Estate Net Lease Trust (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023 and incorporated herein by reference)

10.10
Credit Agreement, dated as of August 11, 2022, by and among the Operating Partnership, as the Borrower, KeyBank National Association, the other Lenders parties thereto and other Lenders that may become parties thereto, KeyBank National Association, as Agent, Bank of America, NA, as the Syndication Agent, and KeyBanc Capital Markets Inc., BofA Securities, Inc., and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)

10.11
First Amendment to Credit Agreement, dated as of December 29,2022, by and among the Operating Partnership, the other Loan Parties, KeyBank National Association and the Lenders party thereto (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 filed on May 16, 2023 and incorporated herein by reference)

10.12
Second Amendment to Credit Agreement, dated as of April 18, 2023, by and among the Operating Partnership, the other Loan Parties, KeyBank National Association and the Lenders party thereto (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 filed on May 16, 2023 and incorporated herein by reference)

10.13
Third Amendment to Credit Agreement, dated as of April 19, 2023, by and among the Operating Partnership, the other Loan Parties, KeyBank National Association and the Lenders party thereto (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 filed on May 16, 2023 and incorporated herein by reference)

10.14
Fourth Amendment to Credit Agreement, dated as of August 31, 2023, by and among Blue Owl NLT Operating Partnership LP, the other Loan Parties, KeyBank National Association and the Lenders party thereto (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 1, 2023 and incorporated herein by reference)

10.15
Forward Interest Purchase Agreement, dated February 1, 2023, between and among SuNNNy Days LLC, Ivory OSREC OS Aggregator LLC and the Operating Partnership (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)

10.16
Note Purchase Agreement, dated August 28, 2024, between Blue Owl NLT Operating Partnership LP and the purchasers party thereto for $29,000,000 6.24% Senior Notes Series A due August 28, 2028, $38,500,000 6.32% Senior Notes Series B due August 28, 2029, $39,500,000 6.40% Senior Notes Series C due August 28, 2030, $23,000,000 6.43% Senior Notes Series D due August 28, 2031 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2024 and incorporated herein by reference)

19.1*	Policies and Procedures Regarding Insider Trading and Tipping
21.1*	Subsidiaries of the Company
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited financial statements of STORE Capital LLC (incorporated by reference to the Annual Report on Form 10-K filed on March 5, 2025 by STORE Capital LLC. (File No. 001-36739)
99.2*	Audited financial statements of Ivory Parent LLC
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
*    Filed herewith.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Real Estate Net Lease Trust

By:	/s/ Kevin Halleran
Name: Kevin Halleran
Title: Chief Financial Officer
Date: March 13, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Marc Zahr
Name: Marc Zahr
Title: Chief Executive Officer, President, and Trustee
(Principal Executive Officer)
Date: March 13, 2025

By:	/s/ Kevin Halleran
Name: Kevin Halleran
Title: Chief Financial Officer
(Principal Financial Officer)
Date: March 13, 2025

By:	/s/ Lauren Hamilton
Name: Lauren Hamilton
Title: Chief Accounting Officer
(Principal Accounting Officer)
Date: March 13, 2025

By:	/s/ Alan Kirshenbaum
Name: Alan Kirshenbaum
Title: Trustee
Date: March 13, 2025

By:	/s/ Rick Buoncore
Name: Rick Buoncore
Title: Trustee

Date: March 13, 2025

By:	/s/ Fred Cummings
Name: Fred Cummings
Title: Trustee
Date: March 13, 2025

By:	/s/ Michael Mackey
Name: Michael Mackey
Title: Trustee
Date: March 13, 2025

By:	/s/ Michael Reiter
Name: Michael Reiter
Title: Trustee
Date: March 13, 2025

By:	/s/ Jonathan Shames
Name: Jonathan Shames
Title: Trustee
Date: March 13, 2025

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Blue Owl Real Estate Net Lease Trust

Report of Independent Registered Public Accounting Firm (Auditor’s Firm ID: 185)	F -	2
Consolidated Balance Sheets as of December 31, 2024 and 2023	F -	3
Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, and for the period from Inception to December 31, 2022	F -	4
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023, and for the period from Inception to December 31, 2022	F -	5
Consolidated Statements of Changes in Equity for the years ended December 31, 2024 and 2023, and for the period from Inception to December 31, 2022	F -	6
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023, and for the period from Inception to December 31, 2022	F -	7
Notes to Consolidated Financial Statements	F -	10
Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024	F -	45
Blue Owl Real Estate Capital Fund IV and V Acquired Predecessor Portfolio

Combined Statement of Revenues and Certain Operating Expenses for the period from January 1, 2022 through Acquisition and for the year ended December 31, 2021	F -	52
Notes to Combined Statements of Revenues and Certain Operating Expenses	F -	53

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Blue Owl Real Estate Net Lease Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Blue Owl Real Estate Net Lease Trust and subsidiaries (the Company), as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the years ended December 31, 2024, 2023, and for the period from inception (April 4, 2022), with substantive operations beginning on or about August 9, 2022, to December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, the results of its operations and its cash flows for the years ended December 31, 2024, 2023 and for the period from inception (April 4, 2022) to December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We did not audit the financial statements of Ivory Parent, LLC, the sole investment held by Ivory OSREC OS Aggregator, LLC, a 65.4 percent owned investee company, which represents substantially all of the Company’s investments in unconsolidated real estate affiliates accounted for as equity method investments. The Company’s equity method investment in Ivory OSREC OS Aggregator, LLC was $1,704,458,000 and $675,944,000 as of December 31, 2024 and 2023, respectively, and its income from Ivory OSREC Aggregator LLC, which is derived from Ivory Parent, LLC less certain expenses, was $215,264,000, $8,644,000 and $0 for the years ended December 31, 2024, 2023, and for the period from inception to December 31, 2022, respectively. The financial statements of Ivory Parent, LLC were audited by other auditors whose reports were furnished to us, and our opinion, insofar as it relates to the amount included for Ivory OSREC OS Aggregator, LLC’s investment in Ivory Parent, LLC, is based solely on the reports of other auditors.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Chicago, Illinois

March 13, 2025

Blue Owl Real Estate Net Lease Trust
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$2,996,309	$2,715,832
Investments in unconsolidated real estate affiliates (includes $1,742,086 and $699,570 reported at fair value as of December 31, 2024 and December 31, 2023, respectively)	1,747,787	705,628
Investment in leases – Financing receivables, net	535,273	562,690
Investments in real estate debt (includes $619,476 and $87,209 reported at fair value as of December 31, 2024 and December 31, 2023, respectively)	696,052	87,209
Intangible assets, net	168,101	136,530
Cash and cash equivalents	112,718	59,087
Restricted cash	50,069	77,583
Other assets	71,279	49,209
Total assets	$6,377,588	$4,393,768

Liabilities and Equity
Mortgage notes and credit facilities, net	$1,627,748	$1,859,588
Unsecured senior notes, net	126,345	—
Affiliate line of credit	—	200,000
Due to affiliates	140,091	71,750
Accounts payable and accrued expenses	100,564	81,499
Other liabilities	88,442	47,071
Total liabilities	2,083,190	2,259,908

Redeemable non-controlling interests	39,952	17,976
Redeemable common shares	56,948	38,418

Equity
Common shares - Class S, $0.01 par value per share, 186,966,766 and 92,068,163 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,870	921
Common shares - Class N, $0.01 par value per share, 15,155,627 and — shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	152	—
Common shares - Class D, $0.01 par value per share, 1,751,905 and 4,488,818 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	18	45
Common shares - Class I, $0.01 par value per share, 219,267,018 and 101,651,731 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2,192	1,016
Additional paid-in capital	4,149,362	1,948,355
Accumulated deficit and cumulative distributions	(187,297)	(132,638)
Accumulated other comprehensive (loss) income	(18,118)	3,052
Total Shareholders' Equity	3,948,179	1,820,751
Non-controlling interests	249,319	256,715
Total equity	4,197,498	2,077,466
Total liabilities and equity	$6,377,588	$4,393,768
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Year Ended December 31, 2024	Year Ended December 31, 2023	From Inception Through December 31, 2022
Revenues
Rental revenue	$206,995	$187,145	$36,547
Income from investment in leases – Financing receivables	61,626	57,094	9,169
Total revenues	268,621	244,239	45,716

Expenses
Rental property operating	26,612	20,659	5,583
General and administrative	26,893	29,261	5,694
Impairment charges	24,053	9,033	—
Management fee	45,383	22,224	3,050
Performance participation allocation	38,321	12,467	4,189
Depreciation and amortization	96,111	73,375	10,859
Total expenses	257,373	167,019	29,375

Other income (expense)
Income from unconsolidated real estate affiliates	221,916	13,965	300
Net gain on dispositions	43,620	—	—
Interest expense	(117,433)	(121,908)	(18,649)
Interest income	20,784	10,328	626
Other (expense) income, net	(3,230)	(379)	501
Total other income (expense), net	165,657	(97,994)	(17,222)
Net income (loss) before income taxes	176,905	(20,774)	(881)
Income tax expense	3,820	230	—
Net income (loss)	$173,085	$(21,004)	$(881)
Net (income) loss attributable to non-controlling interests	(12,793)	1,097	(503)
Net income (loss) attributable to ORENT shareholders	$160,292	$(19,907)	$(1,384)
Net income (loss) per common share – basic	$0.49	$(0.14)	$(0.03)
Net income (loss) per common share – diluted	$0.49	$(0.12)	$(0.03)
Weighted-average common shares outstanding, basic	325,419,692	143,668,975	45,918,641
Weighted-average common shares outstanding, diluted	354,595,618	172,162,445	45,918,641
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands, except per share data)

	Year Ended December 31, 2024	Year Ended December 31, 2023	From Inception Through December 31, 2022
Net income (loss)	$173,085	$(21,004)	$(881)
Other comprehensive income (loss):
Change in unrealized gain (loss) on derivative instruments	16,371	(10,354)	4,377
Change in unrealized gain (loss) on AFS investments in real estate debt	2,014	144	(23)
Foreign currency translation adjustment	(40,585)	10,352	(986)
Other comprehensive (loss) income	(22,200)	142	3,368
Comprehensive income (loss)	150,885	(20,862)	2,487
Comprehensive (income) loss attributable to non-controlling interests	(11,763)	328	(193)
Comprehensive income (loss) attributable to ORENT shareholders	$139,122	$(20,534)	$2,294
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Consolidated Statement of Changes in Equity
(Dollars in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at Inception	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common shares issued	432	—	14	316	767,326	—	—	768,088	—	768,088
Offering costs	—	—	—	—	(31,091)	—	—	(31,091)	—	(31,091)
Distribution reinvestment	2	—	—	1	3,372	—	—	3,375	—	3,375
Net loss (Net loss of $26 allocated to redeemable NCI)	—	—	—	—	—	—	(1,384)	(1,384)	529	(855)
Other comprehensive income	—	—	—	—	—	3,678	—	3,678	(310)	3,368
Distributions declared on common shares ($0.2333 gross per share)	—	—	—	—	—	—	(11,828)	(11,828)	—	(11,828)
Redeemable common share measurement adjustment	—	—	—	—	(7)	—	—	(7)	—	(7)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	351,284	351,284
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(52,671)	(52,671)
Allocation to redeemable non-controlling interests	—	—	—	—	(42)	—	—	(42)	—	(42)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	5,294	—	—	5,294	(5,265)	29
Balance at December 31, 2022	$434	$—	$14	$317	$744,852	$3,678	$(13,212)	$736,083	$293,567	$1,029,650
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	—	(5,162)	(5,162)	(1,995)	(7,157)
Common shares issued	482	—	32	701	1,245,790	—	—	1,247,005	—	1,247,005
Offering costs	—	—	—	—	(37,083)	—	—	(37,083)	—	(37,083)
Distribution reinvestment	20	—	1	19	40,639	—	—	40,679	—	40,679
Common share repurchases	(15)	—	(2)	(21)	(38,387)	—	—	(38,425)	—	(38,425)
Amortization of restricted stock grants	—	—	—	—	170	—	—	170	—	170
Net loss (Net loss of $210 allocated to redeemable NCI)	—	—	—	—	—	—	(19,907)	(19,907)	(888)	(20,795)
Other comprehensive loss (Other comprehensive loss of $121 allocated to redeemable NCI)	—	—	—	—	—	(626)	—	(626)	890	264
Distributions declared on common shares ($0.7000 gross per share)	—	—	—	—	—	—	(94,357)	(94,357)	—	(94,357)
Redeemable common share measurement adjustment	—	—	—	—	4	—	—	4	—	4
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	126	126
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(41,832)	(41,832)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(586)	—	—	(586)	—	(586)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(7,044)	—	—	(7,044)	6,847	(197)
Balance at December 31, 2023	$921	$—	$45	$1,016	$1,948,355	$3,052	$(132,638)	$1,820,751	$256,715	$2,077,466
Common shares issued	966	151	19	1,188	2,352,467	—	—	2,354,791	—	2,354,791
Offering costs	—	—	—	—	(65,041)	—	—	(65,041)	—	(65,041)
Distribution reinvestment	48	1	1	51	102,314	—	—	102,415	—	102,415
Common share repurchases	(64)	—	—	(110)	(175,865)	—	—	(176,039)	—	(176,039)
Converted common shares	(1)	—	(47)	47	1	—	—	—	—	—
Amortization of restricted stock grants	—	—	—	—	395	—	—	395	—	395
Net income (Net income of $1,301 allocated to redeemable NCI)	—	—	—	—	—	—	160,292	160,292	11,492	171,784
Other comprehensive income (Other comprehensive loss of $183 allocated to redeemable NCI	—	—	—	—	—	(21,170)	—	(21,170)	(847)	(22,017)
Distributions declared on common shares ($0.7000 gross per share)	—	—	—	—	—	—	(214,951)	(214,951)	—	(214,951)
Redeemable common share measurement adjustment	—	—	—	—	(227)	—	—	(227)	—	(227)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	174	174
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(29,457)	(29,457)
Allocation to redeemable non-controlling interests	—	—		—	(862)	—	—	(862)	—	(862)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(12,175)	—	—	(12,175)	11,242	(933)
Balance at December 31, 2024	$1,870	$152	$18	$2,192	$4,149,362	$(18,118)	$(187,297)	$3,948,179	$249,319	$4,197,498
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Consolidated Statement of Cash Flows
(Dollars in thousands, except per share data)

	Year Ended December 31, 2024	Year Ended December 31, 2023	From Inception Through December 31, 2022
Cash flows from operating activities:
Net income (loss)	$173,085	$(21,004)	$(881)

Adjustments to reconcile net loss to cash provided by operating activities:
Management fee	45,383	22,224	3,050
Performance participation allocation	38,321	12,467	4,189
Depreciation and amortization	96,111	73,375	10,859
Amortization of tenant lease inducement	2,035	410	—
Straight-line rent adjustment	(19,398)	(20,958)	(2,480)
Accretion of tenant loan receivable	(11,792)	(10,440)	—
Amortization of below-market lease intangibles	(297)	(187)	(35)
Amortization of deferred financing costs	4,923	3,306	1,857
Capitalized interest on real estate under development	(1,546)	—	—
Impairment charges	24,053	9,033	—
Income from unconsolidated real estate affiliates	(221,916)	(13,965)	(300)
Net gain on dispositions	(43,620)	—	—
Lease right of use asset amortization	655	655	191
Net gain on derivative instruments not designated as hedges	(3,510)	—	—
Amortization of mortgage note premium/discount	—	407	45
Amortization of restricted shares	395	336	—
Amortization of off-market caps	5,621	11,021	—
Distribution of earnings from unconsolidated real estate affiliates	107,804	21,391	771
Non-cash interest expense on affiliate line of credit	4,693	16,589	1,336
Provision for current expected credit losses	6,296	9,481	—
Payments for other intangible assets	(20,988)	—	—
Other	(494)	(85)	—
Change in assets and liabilities:
(Increase) decrease in other assets	(12,675)	14,305	(3,383)
(Decrease) increase in due to affiliates	(1,102)	(3,345)	4,529
(Decrease) increase in accounts payable and accrued expenses	(14,787)	16,425	12,404
Increase in other liabilities	15,953	4,845	4,604
Net cash provided by operating activities	173,203	146,286	36,756

Cash flows from investing activities:
Acquisitions of real estate	(262,375)	(434,277)	(1,076,554)
Payments for real estate under development	(89,153)	—	(229,384)
Proceeds from disposition of real estate	8,094	—	—
Acquisitions of intangible assets	(26,963)	(8,939)	(119,268)

Payments for other intangible assets	—	(2,624)	—
Capital improvements to real estate	(1,787)	(78,809)	(45,965)
Investment in leases - financing receivable	(231,414)	(47,855)	(519,212)
Proceeds from dispositions of investments in leases - financing receivables	248,799	—	—
Pre-acquisition costs and deposits	—	—	(14,952)
Purchase of investments in real estate debt	(685,726)	(49,367)	(73,789)
Sale of investments in real estate debt	75,885	36,442	—
Investment in unconsolidated real estate affiliates	(656,568)	(738,013)	(6,986)
Return of capital from investment in unconsolidated real estate affiliates	13,804	31,486	—
Investment in off-market interest rate swaps and caps	—	(11,888)	(8,345)
Cash flows from off-market interest rate swaps and caps	7,090	12,044	—
Net cash used in investing activities	(1,600,314)	(1,291,800)	(2,094,455)

Cash flows from financing activities:
Proceeds from issuance of common shares	2,344,181	1,247,005	740,315
Payment of distributions to common shares	(112,110)	(47,056)	(3,208)
Proceeds from issuance of non-controlling interests	174	126	251
Payment of distributions to non-controlling interests	(20,059)	(19,846)	(2,979)
Redemption of non-controlling interests	(792)	(22,554)	—
Repurchase of common shares	(205,325)	(38,467)	(49,665)
Proceeds from DST Program	38,433	13,694	—
Proceeds from affiliate line of credit	—	—	250,000
Repayment of affiliate line of credit	(200,000)	(50,000)	—
Borrowings of term loan credit facility	70,000	142,500	953,000
Borrowings under revolving credit facility	1,610,200	304,682	316,000
Repayment of revolving credit facility	(1,584,592)	(391,659)	—
Borrowings under secured financings of investments in real estate debt	—	3,741	—
Proceeds from unsecured senior notes	130,000	—	—
Borrowings under mortgage notes	183,598	44,654	—
Repayment of mortgage notes	(494,902)	(27,242)	—
Payment of debt extinguishment fees	(3,327)	—	—
Repayment of other borrowings	(287,544)	—	—
Payment of deferred financing costs	(8,718)	(5,115)	(12,079)
Net cash provided by financing activities	1,459,217	1,154,463	2,191,635
Net change in cash and cash equivalents and restricted cash	32,106	8,949	133,936
Cash and cash equivalents and restricted cash, beginning of period	136,670	133,578	—
Effects of currency translation on cash, cash equivalents, and restricted cash	(5,989)	(5,857)	(358)
Cash and cash equivalents and restricted cash, end of period	$162,787	$136,670	$133,578

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$112,718	$59,087	$29,232
Restricted cash	50,069	77,583	104,346
Total cash and cash equivalents and restricted cash	$162,787	$136,670	$133,578

Supplemental disclosures:
Interest paid	$117,379	$87,850	$12,650
Income taxes paid	$1,774	$—	$—
Accrued unpaid amounts for real estate under development	$24,763	$—	$—
Accrued unpaid amounts for capital improvements to real estate	$2,055	$2,869	$26,674
Accrued unpaid amounts for other intangible assets	$26,824	$28,027	$—

Non-cash investing and financing activities:
Transfer to investments in real estate from investment in leases - financing receivable	$59,204	$—	$—
Assumption of mortgage notes in conjunction with acquisitions of real estate	$—	$—	$520,970
Assumption of accounts payable in conjunction with acquisitions of real estate	$—	$—	$34,950
Assumption of other borrowings in conjunction with investments in unconsolidated real estate affiliates	$287,844	$—	$—
Acquisition of restricted cash in conjunction with acquisitions of real estate	$—	$—	$152,849
Issuance of NLT OP units as consideration for acquisitions of real estate under development	$—	$—	$351,034
Issuance of Class I Shares as consideration for acquisitions of real estate	$—	$—	$27,772
Issuance of redeemable Class I Shares as interest payment for the affiliate line of credit	$7,081	$16,640	$1,336
Issuance of redeemable Class I Shares as settlement of the management fee	$40,508	$19,426	$1,014
Redeemable non-controlling interest issued as settlement of performance participation allocation	$21,126	$16,428	$1,685
Offering costs due to affiliates	$—	$6,593	$4,559
Accrued unpaid stockholder servicing fees	$101,890	$30,490	$26,532
Allocation to redeemable non-controlling interest	$862	$586	$42
Allocation to redeemable common shares	$227	$(4)	$7
Distribution reinvestment	$102,415	$40,679	$3,375
Accrued distributions for common shares	$25,350	$11,101	$4,479
Accrued distributions for non-controlling interests	$1,752	$1,693	$1,700
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
1.    Organization and Nature of the Business
Blue Owl Real Estate Net Lease Trust (formerly, Oak Street Net Lease Trust) (“we”, “us”, “our”, “ORENT”, and the “Company”) was formed on April 4, 2022 as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl Capital Inc. (“Blue Owl”) on August 9, 2022. The Company invests primarily in a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors across the United States and Canada, and to a lesser extent, Europe. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP (formerly, OakTrust Operating Partnership L.P.), a Delaware limited partnership (“NLT OP” or “Operating Partnership”). Substantially all of the Company’s business is conducted through NLT OP. As of December 31, 2024, ORENT owns 93.5% of NLT OP. The Company and NLT OP are externally managed by an adviser, Blue Owl Real Estate Capital LLC (formerly, Oak Street Real Estate Capital, LLC) (“Blue Owl Real Assets” or “Adviser”), a subsidiary of Blue Owl. The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and board of trustees (the “Board”).
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
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and its management does not distinguish the principal business, or group the operations, by geography, property type, lease classification, investment type, or any other grouping for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment as of December 31, 2024. See Note 16 - Segment Reporting for additional information.
As of December 31, 2024, the Company owned 196 investments in real estate, 25 investments in real estate leases, and 22 build-to-suit assets currently in development, including industrial, retail, and office properties. Additionally, the Company holds interest in four joint ventures that are included in investments in unconsolidated real estate affiliates, including STORE Capital LLC and Waterparks LLC (collectively, “STORE”). STORE owns 3,312 properties which are leased to 649 tenants on a triple-net lease basis. As of December 31, 2024, the Company holds a 16.4% ownership interest in STORE. The Company’s investment in STORE qualifies as a significant investment under SEC Regulation 3-09 and Rule 4-08(g) (refer to Note 4 - Investments in Unconsolidated Real Estate Affiliates). The Company also holds investments in real estate debt which consist of securities and loans (refer to Note 5 - Investments in Real Estate Debt).
On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering (“Private Offering”), under regulation D of the Securities Act of 1933, as amended (the “1933 Act”). As of December 31, 2024, the Company is authorized to issue an unlimited number of each of its four classes of shares of its common shares (Class S shares, Class N shares, Class D shares, and Class I shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. The initial offering price for shares sold through the Private Offering was $10.00 per share. The Company conducts periodic closings and sells shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the pricing committee of the Board, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
On August 31, 2023, the Company, through NLT OP, initiated a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3,000,000 of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”) to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the 1933 Act in private placements exempt from registration pursuant to

Section 4(a)(2) of the 1933 Act (the “DST Offerings”). As of December 31, 2024, the Company has raised proceeds of $52,229 from its DST program. See Note 6 - DST Program for additional information.
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
Principles of Consolidation
The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. In general, a VIE is a legal entity that (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, (b) does not have equity investors with voting rights, or (c) has equity investors whose votes are disproportionate from their economics and substantially all of the activities are conducted on behalf of the investor with disproportionately fewer voting rights. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. As part of its VIE considerations, the Company considers any indirect interests and any applicable relationships, including related parties.
Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. The Company consolidates VOEs when it controls the entity through a majority voting interest and there is no other interest holder that has substantive participating rights or the power to control through an agreement with other equity holders.
When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected a fair value option are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. Equity method investments for which the Company has elected a fair value option (“FVO”) are initially recorded at fair value and subsequently adjusted for the Company’s pro-rata share of the changes in fair value.
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
The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2024. However, uncertainty over the current global economic environment conditions, including the persistence of elevated inflation and interest rate volatility, in conjunction with global economic and geopolitical uncertainty, including the ongoing wars and conflicts between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa region, and its impact on the Company’s operations may cause actual results to differ materially from those estimates.
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
Lease assets and liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. Included in the lease liability are future lease payments that are fixed, in-substance fixed, or payments based on an index or rate known at the commencement date of the lease. Variable lease payments are recognized as lease expenses as incurred. The operating lease right-of-use (“ROU”) asset also includes any lease payments made prior to commencement, initial direct costs incurred, lease incentives received and reflects the net favorable/unfavorable terms of the leases when compared with market terms (in the case of acquired leases). As of December 31, 2024 and 2023, the Company is the lessee in a single arrangement and that arrangement does not require third-party lease payments. Accordingly, no lease liability has been recognized. The Company recognized a right-of-use asset equal to the below-market lease intangible when this ground lease was acquired.
Lessor
The majority of the Company’s properties, consisting of land and buildings, are leased on a long-term triple-net basis with base terms typically ranging from 10 to 25 years with long-term renewal options, which provides that the tenants are responsible for the payment of most, if not all, property operating expenses during the lease term, including, but not limited to, property taxes, repairs and maintenance, insurance and capital expenditures. The Company records such expenses on a net basis. Some contracts may contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. We do not segregate the lease components from the nonlease components when accounting for all asset classes. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are reported as rental revenues in the accompanying consolidated statement of operations. Refer to the section titled “Rental Revenue” for policies regarding the assessment of the collectability of rent payments from lessees.
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

The Company executed several sale-leaseback transactions with third-party lessees in which the Company entered into contracts to acquire an asset and then subsequently leased the asset back to the seller. For these transactions, the Company must determine whether control of the asset has transferred to the Company. In instances in which it is determined that control has transferred, the leases from the sale-leaseback transaction are accounted for as operating leases. When sale-leaseback transactions are accounted for as operating leases, the Company evaluates whether an above- or below-market lease exists. These amounts are then bifurcated on a stand-alone basis and accounted for as a loan receivable or prepaid rent liability. The Company did not recognize any net sale-leaseback gains during the years ended December 31, 2024 and 2023, and for the period from Inception through December 31, 2022. In cases whereby it is determined control has not transferred to the Company, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 – Receivables (“ASC 310”). The accounting for the financing receivable under ASC 310 is materially consistent with the accounting for a net investment in sales-type lease under ASC 842. We generally invest in facilities that we believe are critical to a tenant’s business and therefore we expect to have a lower risk of tenant default. Interest income on Investment in leases - Financing receivables is recognized under the effective yield method and recorded as Income from investments in leases - Financing receivables. Generally, we would recognize interest income to the extent the tenant is not more than 90 days delinquent on their rental obligations. We have concluded certain leased properties are required to be accounted for as an Investment in leases - Financing receivables, net on our Consolidated Balance Sheet in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP.
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
Intangible lease assets and intangible lease liabilities are recorded as Intangible assets, net and a component of Other liabilities, respectively, on the Company’s Consolidated Balance Sheet. The amortization of acquired above and below-market leases, and tenant lease inducements is recorded as an adjustment to Rental Revenue on the Company’s Consolidated Statement of Operations. The amortization of in-place leases and other lease intangibles is recorded as an adjustment to Depreciation and amortization expense on the Company’s Consolidated Statement of Operations.

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated remaining useful lives of the assets as follows:

Description	Depreciable Life
Buildings	6 - 50 years
Land improvements	1 - 44 years
In-place lease intangibles	9 - 24 years
Other lease intangibles (1)	Over lease term
(1)    Other lease intangibles primarily includes above and below market leases, tenant lease inducements, and lease commissions.

For the years ended December 31, 2024 and 2023, and for the period from Inception through December 31, 2022, depreciation expense was $86,438, $65,024, and $9,003 respectively.
Land acquired under build-to-suit arrangements in a sale-leaseback transaction is accounted for as an investment in loans receivable as the related lease is not deemed to have commenced until the constructed assets are substantially complete. These investments are included within Investments in real estate debt within the Consolidated Balance Sheets. Other tangible assets acquired under such arrangements are recorded as construction in progress upon acquisition as the Company controls the assets during construction.
Significant improvements to properties are capitalized. Repairs and maintenance are expensed to operations as incurred and are included in Rental property operating expenses on the Company’s Consolidated Statement of Operations.
The Company capitalizes certain costs related to the development of real estate, including pre-construction costs, real estate taxes, insurance, construction costs, and salaries and related costs of personnel directly. Additionally, we capitalize interest costs related to development activities. Capitalization of these costs begins when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use at which time the project is placed in service and depreciation commences. Interest costs capitalized for the years ended December 31, 2024 and 2023, and for the period from Inception through December 31, 2022, was approximately $1,101, $17,346, and $6,007 respectively. Additionally, we make estimates as to the probability of completion of development, and we expense all capitalized costs which are not recoverable.
When assets are sold or retired, their costs and related depreciation are removed from the Company’s Consolidated Balance Sheets with the resulting gain and losses, if any, reflected in net income or loss for the period in the Consolidated Statements of Operations.
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
The valuation and possible subsequent impairment of real estate properties is a significant estimate that can and does change based on the Company’s continuous process of analyzing each real estate property’s economic condition at a point in time and reviewing assumptions about uncertain inherent factors, including observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses, estimated net disposition proceeds, and discount rates. These unobservable inputs are based on a real estate property’s market conditions and expected growth rates. It may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments in real estate between valuations, or to obtain complete information regarding any such events in a timely manner. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in additional impairment of the real estate properties. During the year ended December 31, 2024, the Company recognized $24,053 of impairment charges related to two tenants, SQRL Holdings and HOF, due to the Company identifying triggering events related to the termination of the leases as a result of non-payment of rent. During the year ended December 31, 2023, the Company recognized $9,033 of impairment charges related to one tenant, Mountain Express, for which leases were rejected by the presiding bankruptcy court in August 2023. The Company did not recognize any impairment charges during the period from Inception through December 31, 2022.
Investments in Unconsolidated Real Estate Affiliates
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
Investments in Real Estate Debt
The Company’s investments in real estate debt primarily consists of securities and commercial real estate loans. The Company has elected to classify its real estate debt securities as available for sale (“AFS”) and carry such investments at fair value, with the exception of the build-to-suit arrangements accounted for as loans receivable and certain securities which are held to maturity and presented at amortized cost.
The Company elected the fair value option (“FVO”) for its investments in loans, as such election aligns the accounting for GAAP and the calculation of monthly NAV for these investments. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Unrealized gain/(loss) on AFS investments in real estate debt on the Company’s Consolidated Statement of Comprehensive Income (Loss).
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments. The Company considers all highly liquid investments with original maturities at date of purchase of three months or less to be cash equivalents, which are stated at cost and approximates fair value.

Restricted Cash
As of December 31, 2024 and 2023, the restricted cash balances of $50,069 and $77,583, respectively, primarily consist of loan proceeds held in escrow as construction in process reserves related to mortgages at certain of our properties.
Foreign Currency
In the normal course of business, the Company makes investments in real estate outside the United States (“U.S.”) through subsidiaries that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated assets and liabilities are recorded within Other Comprehensive Income (Loss).
Organization and Offering Costs
Organization costs are expensed as incurred and recorded as a component of General and administrative expense on the Company’s Consolidated Statement of Operations and offering costs are charged to equity as such amounts are incurred.
The Adviser agreed to advance certain organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, design and website expenses, fees and expenses of our escrow agent and transfer agent, and other expenses attributable to the Company’s organization, but excluding ongoing servicing fees) through September 1, 2023. Such costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheet and are being reimbursed to the Adviser pro rata over 60 months as of September 1, 2023. As of December 31, 2024 and 2023, the Company had accrued $9,677 and $11,919 of organization and offering costs, respectively, and reimbursed the Adviser $2.5 million and $1.6 million, respectively, for organization and offering costs.
Blue Owl Securities LLC (the “Dealer Manager”), an affiliate of the Adviser, serves as the dealer manager for the Private Offering. No upfront selling fees will be paid to the Company or Dealer Manager with respect to the Class S, Class N, Class D and Class I shares; however, for Class S shares, Class N shares and/or Class D shares that are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, limited to a percent of the transaction price. The Dealer Manager is entitled to receive a shareholder servicing fee of 0.85%, 0.50% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class S shares, Class N shares, and Class D shares, respectively. There is no ongoing servicing fee for the Class I shares.
The following details the selling commissions, dealer manager fees, and shareholder servicing fees for each applicable share class as of December 31, 2024:

	Class S	Class N	Class D	Class I
Transaction fees (% of transaction price)	up to 3.50%	up to 2.00%	up to 1.50%	—%
Shareholder servicing fees (% of NAV)	0.85%	0.50%	0.25%	—%
Income Taxes
The Company operates in a manner to qualify as a REIT for U.S. federal income tax purposes commencing with the year ending December 31, 2022. As a REIT, the Company is entitled to a tax deduction for some or all of its dividends paid to shareholders. Accordingly, the Company generally will not be subject to federal income taxes as long as it currently distributes to shareholders an amount equal to or in excess of the Company’s taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Additionally, the Company would be disqualified from taxation as a REIT for the four taxable years following the year during which the Company ceased to qualify as a REIT. Even if the Company qualifies as a REIT for federal income tax purposes, it may still be subject to state and local taxes on its income and assets and to federal income and excise taxes on its undistributed income.

The Company operates its DST Program through a wholly-owned taxable REIT subsidiary (“TRS”). The TRS is subject to taxation at the federal, state and local levels, as applicable. Fees earned by the Company’s subsidiaries through the program are recorded in the TRS along with any corresponding expenses. The Company’s foreign subsidiaries are also subject to taxation at their respective foreign jurisdictions, as applicable.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur. As of December 31, 2024 and 2023, no valuation allowance is provided against the deferred tax assets. We believe it is more-likely than-not that the Company will realize the benefits of these deductible differences.
We recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize interest and penalties, if applicable, related to uncertain tax positions as part of income tax benefit or expense in our Consolidated Statements of Income. For the years ended December 31, 2024 and 2023, the Company did not record any adjustments related to its accounting for uncertain tax provisions.
Derivatives and Hedging Activities
The Company uses derivative financial instruments to limit cash flow variability caused by changes in interest rates, primarily on variable interest rate debt, as well as the impact of foreign currency exchange rates on our foreign operations. We do not use derivative instruments for speculative or trading purposes. The Company’s derivative financial instruments are recorded at fair value on the Consolidated Balance Sheet within Other assets and Other liabilities, as applicable.
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
Valuation of assets and liabilities measured at fair value
Certain of the Company’s investments in real estate debt and FVO equity method investments are reported at fair value. As of December 31, 2024, the Company’s investments in real estate debt reported at fair value, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as term, revolver, and mezzanine loans secured by real estate assets, presented as commercial real estate loans. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its pro rata share of the investments’ equity at fair value. The investments’ underlying real estate holdings and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying real estate holdings is generally determined using the income capitalization valuation method. As of December 31, 2024, the weighted average capitalization rate utilized was 6.9%. The fair value of the underlying debt is determined by discounting the future contractual cash flows to the present value using current market interest rates. As of December 31, 2024, the weighted average interest rate utilized was 5.2%.
The Company’s derivative financial instruments are reported at fair value and consist of interest rate and foreign currency contracts. The calculation of the fair value of derivative instruments is complex and different inputs in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments included in our financial statements. The fair values of the Company’s interest rate and foreign currency contracts were estimated using advice from a third-party derivative specialist, based on cash flows and observable inputs comprising of yield curves, foreign currency rates, and credit spreads (Level 2 inputs). Fair value information relating to derivative financial instruments is provided in Note 9 - Derivative Financial Instruments.
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

The following table details the Company’s assets measured at fair value on a recurring basis:

	December 31, 2024			December 31, 2023
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investments in unconsolidated real estate affiliates	$—	$1,742,086	$1,742,086	$—	$699,570	$699,570
Investments in real estate debt	505,537	113,939	619,476	30,974	56,235	87,209
Interest rate hedging derivatives (1)	13,546	—	13,546	6,945	—	6,945
Foreign currency hedging derivatives (1)	3,661	—	3,661	5,065	—	5,065
Total	$522,744	$1,856,025	$2,378,769	$42,984	$755,805	$798,789

Liabilities:
Interest rate hedging derivatives (2)	$1,922	$—	$1,922	$4,651	$—	$4,651
Foreign currency hedging derivatives (2)	2,630	—	2,630	6,820	—	6,820
DST financing obligation (2)	—	52,123	52,123	—	13,694	13,694
Total	$4,552	$52,123	$56,675	$11,471	$13,694	$25,165
(1) Included within Other assets within the Consolidated Balance Sheets.
(2) Included within Other liabilities within the Consolidated Balance Sheets.

As of December 31, 2023, the Company had a secured borrowing of $3,741 related to a security included within Investment in real estate debt, which was stated at cost in Other liabilities and approximated fair value. The Company did not have any secured borrowings as of December 31, 2024.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Investments in real estate debt	Investments in unconsolidated real estate affiliates	Total Assets	DST Financing Obligation
Balance as of December 31, 2023	$56,235	$699,570	$755,805	$13,694
Purchases	95,548	944,411	1,039,959	—
Sales	(37,844)	—	(37,844)	—
Distributions received	—	(123,696)	(123,696)	—
DST Program proceeds	—	—	—	37,983
Included in net income
Loss on fair value of DST financing obligation	—	—	—	446
Income from unconsolidated real estate affiliates at fair value	—	221,801	221,801	—
Balance as of December 31, 2024	$113,939	$1,742,086	$1,856,025	$52,123
The commercial real estate loans are categorized in Level 3 of the fair value hierarchy. As of December 31, 2024 and 2023, the change in value of the investments is immaterial.
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

Valuation of liabilities not measured at fair value
As of December 31, 2024 and 2023, the fair value of the Company’s unsecured term loan credit facility, unsecured revolving credit facility, mortgages payable, and unsecured senior notes was $910 below carrying value and $2,666 above carrying value, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 8 – Debt.
Allowance for credit losses
The Company analyzes its Investment in leases - financing receivables, net and its investment in loans receivable, which are included within Investments in real estate debt in the Company’s Consolidated Balance Sheets, for potential credit losses under the current expected credit losses (“CECL”) model. The allowance for credit losses is measured, considering the Company’s ownership of the leased asset, using a probability of default method based on the lessee’s and borrower’s respective credit ratings, the expected value related to releasing underlying assets or collateral, our historical loss experiences, and other factors related to other sale-leasebacks accounted for as financing receivables and our investments in loans receivable. Included in our model are factors that incorporate forward-looking information. Changes in the allowance for credit losses are subsequently included in the Company’s Consolidated Statements of Operations within General and administrative expenses and as a reduction to Investment in leases - financing receivables, net and Investments in real estate debt on our Consolidated Balance Sheet. As of December 31, 2024 and 2023, the Company has recorded an allowance for credit losses of $22,934 and $16,638, respectively, related to its Investment in leases - financing receivables, net. As of December 31, 2024 and 2023, the Company has not recorded an allowance for credit losses related to its investments in loans receivable, respectively. Refer to Note 5 - Investments in Real Estate Debt.
Deferred Financing Fees
In accordance with ASC 835, Interest, the Company defers fees and direct costs incurred to obtain financing. Deferred financing costs include legal, structuring and other loan costs incurred by the Company and are amortized to expense using the straight-line method, which approximates the effective interest method, over the term of the loan to which they apply. Unamortized deferred financing costs are charged to interest expense when the related financing is repaid prior to its scheduled maturity date.
Earnings Per Share
Basic net income per common share is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.
The impact of vested restricted stock grants of Class I shares held by our directors is included in our calculation of basic earnings per share. Redeemable Class I shares issued to the Adviser as payment for management fees and interest on the affiliate line of credit and incentive compensation awards of OP units to certain employees of the Adviser are included in our calculation of diluted earnings per share.
Share-Based Compensation
We compensate each of our non-employee trustees on the Board who are not affiliated with Blue Owl with an annual retainer of restricted Class I shares as part of their compensation for services on the Board. See Note 13 - Equity and Non-Controlling Interest for additional information regarding share-based compensation. We recognize compensation expense related to share-based awards to our independent trustees in our consolidated financial statements based on the fair value of the award on the date of grant.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 are meant to improve reportable segment disclosure requirements through enhanced disclosures in order to enable investors to better understand an entity’s overall performance and better assess the entity’s future cash flows. The enhanced disclosures include the disclosure of significant segment expenses as well as the expansion of interim disclosure requirements to require nearly all of the annual segment disclosures. Significant segment expenses are those that are significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker (CODM), and included in the reported measure of segment profit or loss. The ASU is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The ASU should be adopted on a retrospective basis unless it is impracticable to do so. Early adoption is permitted, including in an interim period. As of December 31, 2024, the Company adopted ASU 2023-07 on a retrospective basis. Refer to Note 16 - Segment Reporting.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all accounting standards and pronouncements issued by the FASB. Accounting standards and pronouncements not yet adopted were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s results of operations, financial position and cash flows.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the presentation or structure of the income statement, or change or remove existing disclosure requirements; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The objective of ASU 2024-03 is to address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 apply to all PBEs, including entities that file or furnish financial statements with the SEC, inclusive of brokers and dealers in securities and voluntary filers. However, the amendments do not apply to private companies, not-for-profit entities, and employee benefit plans. The ASU should be adopted prospectively, however, retrospective adoption is permitted. The ASU is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.
3.    Investments in Real Estate, net
Investments in real estate, net consisted of the following:

	December 31, 2024	December 31, 2023
Buildings	$2,441,729	$2,290,367
Land and land improvements	603,069	499,936
Construction in process	110,728	—
Total	3,155,526	2,790,303
Accumulated depreciation	(159,217)	(74,471)
Investments in real estate, net	$2,996,309	$2,715,832
Assets of $5,603 relating to one of our build-to-suit investments acquired during the year ended December 31, 2024 were placed into service, including $4,813 previously classified as construction in progress and $790 previously classified as investments in real estate debt. These assets are now presented as $894 of land, $3,699 of building, and $1,010 of land improvements. During the year ended December 31, 2023, $1,096,517 of construction in progress was placed into service, including $1,020,385 of buildings and $76,132 of land improvements. Refer to Note 5 - Investments in Real Estate Debt for additional detail regarding land acquired for build-to-suit properties.
The total rentable square feet of gross leasable area (“GLA”) of the Company was 19,108 and 15,296 thousand square feet (unaudited) as of December 31, 2024 and December 31, 2023, respectively, of which 99% and 100% was leased, respectively.
Acquisitions
The following table sets forth the acquisition values, number of properties and total rentable square feet of GLA of the Company for the years ended December 31, 2024 and 2023. For acquisitions not denominated in USD, the amounts have been presented in USD at the prevailing foreign exchange rate on the acquisition date:

	Year Ended December 31, 2024
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)(1)
Industrial	$302,277	32	3,799
Retail	35,250	5	89
Total	$337,527	37	3,888

	Year Ended December 31, 2023
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)(1)
Industrial	$333,582	6	3,711
Retail	124,586	10	475
Total	$458,168	16	4,186
(1)     The square footage (unaudited) for a portion of the industrial and retail properties relates to build-to-suit assets.

The following tables detail the purchase price allocation for the properties acquired during the years ended December 31, 2024 and 2023:

	Year Ended
	December 31, 2024	December 31, 2023
Buildings	$194,648	$351,077
Land and land improvements	67,839	98,152
Construction in process	48,050	—
In-place lease intangibles	14,172	9,380
Other lease intangibles	15,507	987
Above-market lease intangible liabilities	158	—
Below-market lease intangible liabilities	(2,847)	(1,428)
Total	$337,527	$458,168
Dispositions
During the year ended December 31, 2024, the Company disposed of one retail property, one industrial property, and one parcel of excess land at an industrial property for total net proceeds of $8,354 and recognized a net gain on dispositions of real estate of $1,197. There were no dispositions during the year ended December 31, 2023.
4.    Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties. As of December 31, 2024 and December 31, 2023, investments in unconsolidated real estate affiliates were $1,747,787 and $705,628, respectively.
CoreWeave
On August 27, 2024, the Company made an indirect investment of $11,812 through BOREC Spider Member LLC in Project Spider JV LLC (“CoreWeave JV”). CoreWeave JV was formed to facilitate the investment of BOREC Spider Member LLC and AREP Chirisa CTP2 JV LLC to fund the development of a single-story data center leased to CoreWeave, Inc. in a build-to-suit arrangement. As part of its investment in CoreWeave JV, BOREC Spider Member LLC has agreed to fund its 95% share of the estimated total development cost of $726,895 through pro-rata capital contributions over the course of approximately 23 months, including amounts funded as of December 31, 2024. The Company holds a 15% membership interest in BOREC Spider Member LLC. The Company has elected to account for the investment using the FVO under ASC 825. During the year ended December 31, 2024, the Company contributed an additional $11,681 to fund capital calls initiated by CoreWeave JV to BOREC Spider Member LLC. Additionally, BOREC Spider Member LLC

made distributions of $93,798 for the year ended December 31, 2024, of which the Company received $14,070, including return of capital distributions of $13,804.
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
On February 6, 2024, subsidiaries of the Company entered into promissory notes with SuNNNy Days, LLC, an affiliate of GIC, to borrow $287,844 (the “FIPA Loan”) in exchange for assignment of ownership of the remaining units OS Aggregator was required to purchase under the FIPA. Such assignment resulted in OS Aggregator reaching an indirect 25% membership interest in STORE, and meeting the obligations of the FIPA. The FIPA Loan had an interest rate of 9.0% and a term of 18 months, with a maturity date of August 1, 2025. During the year ended December 31, 2024, the Company repaid the FIPA Loan and related accrued interest in full through the use of proceeds from the issuance of common shares.
During the year ended December 31, 2024, the Company made incremental investments in OS Aggregator under the terms of the FIPA of $488,075, excluding the investment made using proceeds from the FIPA loan. During the year ended December 31, 2024, the Company contributed an additional $145,000 to fund capital calls initiated by STORE to OS Aggregator. Additionally, OS Aggregator made distributions of $174,784 for the year ended December 31, 2024, of which the Company received $107,669.
During the year ended December 31, 2023, the Company made incremental investments in OS Aggregator of $385,773, including $385,651 under the terms of the FIPA. During the year ended December 31, 2023, the Company contributed an additional $141,034 to fund capital calls initiated by STORE to OS Aggregator. Additionally, the OS Aggregator made distributions of $70,769 for the year ended December 31, 2023, of which the Company received $19,508. The Company’s additional investments in 2024 and 2023 did not result in a change in control and therefore, no gain or loss was recognized in the Consolidated Statement of Operations.
As of December 31, 2024, the Company owned a 65.4% interest in OS Aggregator. The initial and incremental investments made by the Company and affiliates of the Company in OS Aggregator was $2,457,907, representing 25.0% ownership percentage of interest in STORE. As of December 31, 2024, the fair value of the Company’s investment in STORE was $1,704,458, representing a 16.4% ownership percentage of interest in STORE.
As of December 31, 2023, the Company owned a 44.7% interest in OS Aggregator. The initial and incremental investments made by the Company and affiliates of the Company is OS Aggregator was $1,536,988, representing 16.6% ownership percentage of interest in STORE. As of December 31, 2023, the fair value of the Company’s investment in STORE was $675,944, representing a 7.4% ownership percentage of interest in STORE.
The Company has determined that STORE is considered a significant subsidiary under SEC Regulation S-X Rule 3-09 and Rule 4-08(g) as of December 31, 2024 and 2023. Accordingly, the Company is required to include STORE’s audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, prepared by STORE and audited by its independent registered public accounting firm, as Exhibit 99.1 to this Form 10-K.
The following table details the Company’s investments in unconsolidated real estate affiliates (dollars in thousands):

	Ownership Percentage		Carrying Amount of Investment		ORENT's Share of Unconsolidated Entities' Income
Investment	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
STORE Capital LLC ("STORE") (1)	16.4%	7.4%	$1,704,458	$675,944	$215,264	$8,644
Blue Owl NL Opportunity Credit REIT E LLC ("Fleet Farm JV") (2)	49.1%	49.1%	5,701	6,058	115	(12)
Blue Owl NL Opportunity Credit Holdings REIT LLC ("Tenneco JV") (3)	50.9%	50.9%	28,808	23,626	7,140	5,333
CoreWeave JV (4)	14.3%	—%	8,820	—	(603)	—
Total			$1,747,787	$705,628	$221,916	$13,965
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
(3)    On June 5, 2023, the Company formed Blue Owl NL Opportunity Credit Holdings REIT LLC (“Tenneco JV”), a joint venture which the Company holds a 50.9% ownership in and accounts for under the equity method of accounting. The Company has elected to account for the investment using the FVO under ASC 825. The Company’s initial contribution into the joint venture was $41,738. The joint venture acquired four properties, which are leased on a triple net basis to the tenant. On July 7, 2023, the Company contributed an additional $9,467 into the joint venture. The additional capital contributed pro rata by each partner was used to acquire two additional properties, which are leased on a triple net basis to the tenant. The Company received return of capital distributions of $31,486 in 2023, primarily funded by a mortgage loan entered into by wholly owned subsidiaries of the Tenneco JV for its six assets in November 2023.
(4)    The Company’s share of CoreWeave JV’s net income includes our portion of CoreWeave JV’s income based on our ownership percentage, as well as our pro-rata share of BOREC Spider Member LLC’s expenses.

The following tables provide summarized financial information of our unconsolidated real estate affiliates as of the dates and periods set forth below (dollars in thousands):

Balance Sheets (unaudited)	December 31, 2024			December 31, 2023
Investment	Total assets	Total liabilities	Total equity	Total assets	Total liabilities	Total equity
STORE	$15,162,573	$6,577,804	$8,584,769	$15,382,298	$6,086,983	$9,295,315
Fleet Farm JV	$30,271	$18,551	$11,720	$30,815	$18,369	$12,446
Tenneco JV	$119,064	$61,602	$57,462	$109,070	$61,660	$47,410
CoreWeave JV	$227,147	$165,224	$61,923	$—	$—	$—

Income Statements (unaudited)	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023		For the Period from Inception through December 31, 2022
Investment	Total revenue	Net income	Total revenue	Net Income	Total revenue	Net Income
STORE	$1,152,416	$123,193	$940,114	$508,050	$—	$—
Fleet Farm JV	$2,560	$249	$2,550	$(25)	$987	$(274)
Tenneco JV	$8,891	$14,133	$4,918	$2,757	$—	$—
CoreWeave JV	$—	$2,679	$—	$—	$—	$—

5.    Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt:

	December 31, 2024
Type of Security/Loan	Weighted Average Coupon(1)(3)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR+4%	4/29/2036	$503,280	$503,379	$505,537
Commercial real estate loans (3)	12%	4/25/2028	114,089	113,939	113,939
Total investments in real estate debt (4)	9%		$617,369	$617,318	$619,476

	December 31, 2023
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 3%	10/25/2034	$30,995	$30,830	$30,974
Commercial real estate loan (3)	14%	7/12/2025	56,235	56,235	56,235
Total investments in real estate debt	10%		$87,230	$87,065	$87,209
__________________
(1)The term SOFR refers to the relevant floating benchmark rates, one-month SOFR.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)The borrowers for the commercial real estate loans are NLCA Real Estate Holdings, LLC and MBV-AL HOLDCO II, LLC.
(4)Total investments in real estate debt per the tables above exclude our investments in loans receivable and held-to-maturity investments, described below in Other Investments, which had a balance of $27,635 and $48,941 as of December 31, 2024, respectively. We did not hold any investments in loans receivable or held-to-maturity investments as of December 31, 2023.

The following table details the credit rating of the Company’s investments in real estate debt:

	December 31, 2024			December 31, 2023
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Aaa	$25,695	$25,675	4%	$5,176	$5,189	6%
Aa3	6,072	6,091	1%	—	—	—%
AA-	21,437	21,441	3%	—	—	—%
A-	91,631	91,848	15%	—	—	—%
A3	8,189	8,262	1%	7,009	7,026	8%
Baa3	3,007	3,037	—%	3,008	3,014	3%
BBB	12,017	12,032	2%	5,514	5,530	6%
BBB-	84,391	84,886	14%	5,367	5,384	6%
Ba2	31,646	31,674	5%	—	—	—%
BB+	6,629	6,656	1%	—	—	—%
BB	17,348	17,548	3%	2,323	2,352	3%
Ba3	40,057	40,357	7%	2,433	2,479	3%
BB-	115,158	115,528	19%	—	—	—%
B-	40,102	40,502	7%	—	—	—%
Private Commercial Real Estate Loan (Unrated)	113,939	113,939	18%	56,235	56,235	65%
Total	$617,318	$619,476	100%	$87,065	$87,209	100%
The following table provides the activity for the real estate-related securities for the period from Inception to December 31, 2024:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities as of December 31, 2022	$23,839	$(23)	$23,816
Face value of real estate-related securities acquired	30,830	—	30,830

Sale of real estate-related securities	(23,793)	—	(23,793)
Realized gain on sale of real estate-related securities	—	95	95
Sale of accrued interest associated with real estate-related securities	(46)		(46)
Unrealized loss on real estate securities	—	72	72
Real estate-related securities as of December 31, 2023	$30,830	$144	$30,974
Face value of real estate-related securities acquired	512,551	—	512,551
Sale of real estate-related securities	(41,781)	—	(41,781)
Realized gain on sale of real estate-related securities	494		494
Sale of accrued interest associated with real estate-related securities	1,285	—	1,285
Unrealized gain on real estate securities	—	2,014	2,014
Real estate-related securities as of December 31, 2024	$503,379	$2,158	$505,537
Other Investments
Investments in securities for which the Company has the intent and ability to hold until maturity are classified as held-to-maturity. As of December 31, 2024, the Company had $48,941 of CMBS classified as held-to-maturity and presented at amortized cost with a maturity date of December 15, 2029. The Company did not have any CMBS classified as held-to-maturity as of December 31, 2023.
During the year ended December 31, 2024, the Company acquired land related to build-to-suit properties for a total purchase price of $28,827 which is being accounted for as an investment in loans receivable. The loans will mature within approximately 13 months and are held at amortized cost. Direct costs associated with originating loans are deferred and amortized as an adjustment to interest income over the term of the related loan receivable. As of December 31, 2024, the Company held 22 investments in loans receivable related to build-to suit arrangements with a total balance of $27,635 which are included within Investments in real estate debt in the Consolidated Balance Sheet.
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
The proceeds received from the DST are accounted for as a financing obligation liability on the Condensed Consolidated Balance Sheets. The sale of interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the FMV Buyback Option retained by NLT OP and in accordance with ASC 842, the property will remain on the Company’s Consolidated Balance Sheet. The Company has elected to account for the DST financing obligation using the FVO in accordance with ASC 825 and thus applies the fair value option for each financial obligation recognized as beneficial interests are sold, thus the election is occurring on an instrument-by-instrument basis. When the fair value option is elected for this financial obligation, the Company subsequently measures the instrument at fair value and separately presents the changes in fair value resulting from instrument specific credit risk, if any, in other comprehensive income. The impact of changes in fair value other than those related to instrument specific credit risk are recorded in earnings, which represents a debit or credit entry, with the offset recorded as an adjustment to the financial obligation each reporting period.
Under the applicable master lease agreements, the Company is responsible for ongoing property management and for making fixed payments to the DST regardless of whether the DST Properties’ cash flows are sufficient to cover the payment. Accordingly, a holder of the DST’s beneficial interest receives a fixed payment from the Company and the potential for capital appreciation through the FMV Buyback Option. In exchange for these payments, the Company is entitled to receive the operating cash flows from the properties. For financial reporting purposes, the DST entities are not consolidated by the Company, but the underlying Properties are included in the consolidated financial statements due to the resulting failed sale-leaseback transactions. The DST Property operations including rental revenues and property operating expenses associated with the underlying property of each master lease, including the master lease payment expense, are included in the respective line items on the Consolidated Statements of Operations.
As the FMV Buyback Option is exercised, the financial obligation is settled and is derecognized on the Company’s balance sheet. Upon exercise, management would record the final fair value adjustment to its financial obligation to reflect the value of the underlying properties at the date of exercise, and realize a gain or loss, as applicable.
If the FMV Buyback Option expires and is not exercised, the Company would reevaluate the existing failed sale-leaseback conclusions under ASC 842, determine whether a successful sale-leaseback occurs at that time and reevaluate the lease classification in accordance with ASC 842-10-25-1. While this has not happened since the inception of the Company’s DST Program, the Company expects that control of the property would transfer to the DST interest holders. Therefore, the real property and the financial obligation would be derecognized from the Company’s balance sheet and the Company would recognize a gain or loss, as applicable. The Company expects that the master lease would be classified as an operating lease, and as such, the Company would record a right-of-use asset and lease liability based on the guidance under ASC 842. The establishment of these assets and liabilities under ASC 842 would preclude any future accounting under a fair value election at that time.
During the year ended December 31, 2023, the Company contributed two industrial assets to a DST as part of the initial DST Program offering of $85,300, and a wholly-owned subsidiary of the Company leased back the assets in accordance with a master lease agreement.
During the years ended December 31, 2024 and 2023, the Company raised gross proceeds of $38,433 and $13,796 from its DST Program, including $384 and $138 of upfront fees earned at closing, respectively. From inception of the DST Program through December 31, 2024, the Company has raised gross proceeds of $52,229 from its DST Program. The DST financing obligation is $52,123 and $13,659 as of December 31, 2024 and 2023, respectively, and is included within Other liabilities on the Consolidated Balance Sheets. The unrealized loss for the years ended December 31, 2024 and 2023 was $1,602 and $35, respectively, and is included in Other (expense) income, net on the Consolidated Statements of Operations. The upfront fees earned at closing are included within Other (expense) income, net on the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023.
7.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following:

		December 31, 2024			December 31, 2023
	Weighted Average Life (Years)	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net
Intangible lease assets:
In-place lease intangibles	14.5	$107,642	$(15,978)	$91,664	$94,600	$(8,551)	$86,049
Other lease intangibles (1) (2)	14.8	82,696	(6,259)	76,437	52,693	(2,212)	50,481
Total intangible lease assets	13.4	$190,338	$(22,237)	$168,101	$147,293	$(10,763)	$136,530
(1)    During the year ended December 31, 2024, the Compared recognized impairment charges of $2,531 related to SQRL Holdings due to the Company identifying a triggering event related to the termination of the lease as a result of non-payment of rent.
(2) The increase in Other lease intangibles primarily relates to tenant lease inducements of $21,929 related to amounts due to tenants under existing lease agreements for properties previously under development. As of December 31, 2024, the Company had a total tenant lease inducement balance of $60,676.

Amortization expense related to the intangible lease assets for the year ended December 31, 2024 was $11,708, of which $9,673 and $2,035 is included in depreciation and amortization and rental revenue, respectively within the Consolidated Statements of Operations. Amortization expenses related to the intangible lease assets for the year ended December 31, 2023 was $8,760, of which $8,350 and $410 is included in depreciation and amortization and rental revenue, respectively within the Consolidated Statements of Operations. Amortization expense related to the intangible lease assets for the period from Inception through December 31, 2022 was $1,856 and is included in depreciation and amortization within the Consolidated Statements of Operations. The amount included in rental revenue is related to tenant lease inducements and is a reduction to revenue.
The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of December 31, 2024 is as follows:

	In-Place Tenant Lease Intangible Assets	Other Lease Intangibles
2025	$7,960	$5,989
2026	7,960	5,989
2027	7,960	5,989
2028	7,960	5,989
2029	7,960	5,989
Thereafter	51,864	46,492
Total	$91,664	$76,437
As of December 31, 2024 and 2023, the gross carrying amount of the Company’s below market lease intangibles was $5,931 and $3,085, with accumulated amortization of $519 and $222, respectively. The below market lease intangibles, net of accumulated amortization, are included in other liabilities within our Consolidated Balance Sheet.
8.    Debt
The following table details the mortgage notes, credit facilities and related party note payable of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)(8)	Weighted Average Maturity Date	Maximum Facility Size	December 31, 2024	December 31, 2023
Mortgage notes & credit facilities:
Unsecured term loan credit facility (2)	S + 1.35%	8/11/2027	$1,165,500	$1,165,500	$1,095,500
Unsecured revolving credit facility (3)	S + 1.40%	8/11/2026	$724,500	246,950	231,255
Fixed rate mortgages (4)	5.06%	8/18/2029	N/A	99,098	—
Variable rate mortgages (5)	S + 3.07%	8/7/2028	N/A	129,824	546,005
Deferred financing costs, net				(13,624)	(13,172)
Total Mortgage notes & credit facility, net:				$1,627,748	$1,859,588

Unsecured senior notes
Unsecured senior notes (6)	6.35%	2/2/2030	N/A	$130,000	$—
Deferred financing costs, net				(3,655)	—
Unsecured senior notes, net				$126,345	$—

Affiliate line of credit
Affiliate line of credit (7)	S + 1.55%	6/30/2024	$250,000	$—	$200,000
Affiliate line of credit, net:				$—	$200,000
__________________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of December 31, 2024, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating-rate debt. See further discussion of outstanding interest rate swaps below.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the year ended December 31, 2024 was 6.70% (unhedged) and 5.22% (hedged). As of December 31, 2024, we have outstanding interest rate swaps with aggregate notional values of $700,000, $250,000, $145,500 and $70,000 that are structured such that the SOFR rates result in fixed rates of 3.65%, 3.42%, 4.23%, and 3.67%, respectively.
(3)The unsecured revolving credit facility consists of USD (“USD Revolver”) and Alternative (“Alternative Revolver”) denominated currencies, and bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) adjusted floating rate, and (d) 1.0%. The adjusted floating rate for the USD Revolver is SOFR plus 0.10%, while the Alternative Revolver is EURIBOR for Euro borrowings, and CORRA plus 0.30% for Canadian Dollar borrowings. The weighted average interest rate for the unsecured revolving credit facility for the year ended December 31, 2024 was 6.54% (unhedged) and 6.01% (hedged). As of December 31, 2024, we have outstanding interest rate swaps with aggregate notional values of $30,000 and $100,000 that are structured such that the SOFR rate results in a fixed rate of 3.67% and 3.40%, respectively.
(4)During the year ended December 31, 2024, the Company entered into fixed rate mortgage notes of $43,000 and $56,098.
(5)We have two outstanding interest rate swaps with aggregate notional values of $45,130 and $84,500 as of December 31, 2024 that are structured such that the variable rates result in fixed rates of 3.74% and 4.15%, respectively. During the year ended December 31, 2024, the Company repaid $494,902 of variable rate mortgages.
(6)On August 28, 2024, NLT OP entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $29,000 of 6.24% Senior Notes Series A, due August 28, 2028, $38,500 of 6.32% Senior Notes, Series B, due August 28, 2029, $39,500 of 6.40% Senior Notes, Series C, due August 28, 2030 and $23,000 of 6.43% Senior Notes, Series D, due August 28, 2031 (collectively, the “Notes”), to qualified institutional investors in a private placement. Interest on the notes is due semi-annually on the 28th day of February and August of each year, beginning on February 28, 2025. Proceeds from the issuance of the notes were used to pay down existing indebtedness of the Company and for other general purposes.
(7)The affiliate note payable bore interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate was the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the affiliate note payable for the period from January 1, 2024 through the maturity date of June 30, 2024 was 6.97%.
(8)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.
The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loans credit facilities, revolving credit facility agreements and unsecured senior notes agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and tangible net worth thresholds, among others. As of December 31, 2024, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.
The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of December 31, 2024:

Year	Amount
2025	$—
2026	292,274
2027	1,165,500
2028	29,000
2029	222,098
Thereafter	62,500
Total	$1,771,372
Affiliate Line of Credit
On August 8, 2022, NLT OP entered into an interest-bearing revolving promissory note with an affiliate, Blue Owl Capital Holdings LP (the “BO Lender”) in the principal amount of up to $250,000. The interest was payable monthly in arrears at the Lender’s election in (i) cash, (ii) Class I units of NLT OP (using the most recently available net asset value per unit) or (iii) Class I shares of ORENT (using the most recently available net asset value per share). On November 9, 2023, NLT OP amended and restated the loan agreement to remove the revolving feature from the promissory note, to allow NLT OP to borrow an additional $50,000 on a delayed draw basis, and to set a maturity date of June 30, 2024. In June 2024, the Company repaid the outstanding balance under the affiliate line of credit as well as the remaining accrued interest through use of proceeds from the issuance of common shares and cash flows from operations.
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
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we use interest rate swap and interest rate cap contracts to manage our exposure on the variable rate interest debt. The Company has designated its derivative financial instruments as cash flow hedges as defined under GAAP as of December 31, 2024 and 2023.
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
The following table details the Company’s outstanding interest rate and foreign currency derivative contracts:

			Notional Amount
Financial Instruments	Number of Instruments	Weighted Average Maturity Date	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps	8	2/16/2028	$1,425,130	$1,242,480
Interest rate caps	—	N/A	—	519,000
Derivatives not designated as hedging instruments
Foreign currency forward contracts (1)	3	12/6/2028	131,037	131,037
Foreign currency option contracts (1)	2	11/30/2028	104,370	104,370
Total			$1,660,537	$1,996,887
__________________
(1)The notional amount reflects the balance we expect to settle at the maturity date based on the contractual strike price at trade execution.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets as of December 31, 2024 and 2023, is detailed below.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2024	December 31, 2023	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivative Designated as Hedging Instruments:
Interest rate swaps	Other Assets	$13,546	$1,654	Other Liabilities	$1,922	$6,305
Interest rate caps	Other Assets	—	6,945	Other Liabilities	—	—
Total Derivatives Designated as Hedging Instruments		$13,546	$8,599		$1,922	$6,305

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Other Assets	$808	$—	Other Liabilities	$2,630	$6,820
Foreign currency option contracts	Other Assets	2,853	5,065	Other Liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$3,661	$5,065		$2,630	$6,820
The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Consolidated Statement of Operations during the year ended December 31, 2024:

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	December 31, 2024		December 31, 2024
Interest rate swap	$35,827	Interest Expense	$19,456
Interest rate caps	6,053	Interest Expense	6,053
Total Derivatives Designated as Hedging Instruments	$41,880		$25,509
The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Consolidated Statement of Operations for the year ended December 31, 2023:

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
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Consolidated Statement of Operations for the years ended December 31, 2024 and 2023, and for the period from Inception through December 31, 2022:

Derivatives Not Designated as Hedging Instruments	Income Statement Location	December 31, 2024	December 31, 2023	December 31, 2022
Foreign currency forward contracts	Other Income	$4,998	$(6,820)	$—
Foreign currency option contracts	Other Income	(2,213)	5,065	—
Total Derivatives Not Designated as Hedging Instruments		$2,785	$(1,755)	$—

10.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	December 31, 2024	December 31, 2023
Accrued ongoing servicing fees	$101,890	$50,670
Accrued management fee	9,710	4,835
Performance participation allocation	15,719	—
Advanced organization and offering costs	9,677	11,919
Other advanced expenses	3,095	1,937
Accrued interest - affiliate line of credit	—	2,389
Total	$140,091	$71,750
Ongoing Servicing Fees
The Company accrues ongoing servicing fees payable to the Dealer Manager, Blue Owl Securities LLC, for ongoing services rendered to shareholders for Class S, Class N, and Class D shares equal to 0.85%, 0.50% and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The ongoing servicing fees are paid monthly in arrears.
As part of the DST Program, NLT OP is authorized to issue three new classes of OP units, Class S-1, Class N-1, and Class D-1 in exchange for Interests in DSTs in the event NLT OP elects to exercise its FMV Buyback Option and the participation of such OP Units in the Company’s distribution reinvestment plan (the “DRIP”). NLT OP will pay to the Dealer Manager for ongoing services rendered to shareholders for Class S-1, Class N-1 and Class D-1 OP units equal to 0.85%, 0.50% and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of OP units. The servicing fees will be paid monthly in arrears. Additionally, the DST Sponsor, Blue Owl Real Estate Exchange LLC, a wholly-owned subsidiary of the Company, will pay to the Dealer Manager, a service fee equal to 0.25% per annum of the price per Interest sold, to be paid quarterly in arrears.

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
The management fee may be paid, at the Adviser’s election, in cash, Class I shares or Class I units of our NLT OP. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense. During the years ended December 31, 2024 and 2023, and from the period of Inception through December 31, 2022, the Company incurred management fees of $45,383, $22,224 and $3,050, respectively.
During the years ended December 31, 2024 and 2023, and from the period of Inception through December 31, 2022, the Company issued 3,987,057, 1,887,887 and 98,849 shares, respectively, to the Adviser as payment for management fees. Management fees of $9,710 and $4,835 were accrued and unpaid as of December 31, 2024 and December 31, 2023, respectively. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.
Additionally, in connection with the DST Program, the Company will pay the Adviser a management fee equal to 1.25% of the total consideration received by the Company or its affiliate for selling Interests to third-party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests and any proceeds from any loans secured directly or indirectly by the DST Properties, per annum payable monthly. The Adviser has waived the fee for the initial DST Program offering.
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Investment Advisory Agreement, the Special Limited Partner holds a performance participation interest in NLT OP that entitles them to receive an allocation of NLT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Investment Advisory Agreement. Under NLT OP agreement, the Special Limited Partners are entitled to an allocation from NLT OP equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis and is paid quarterly in NLT OP units, ORENT shares, or cash, at the election of the Special Limited Partner. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partner are only entitled to the performance participation allocation fee provided that the Investment Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in our Consolidated Statements of Operations. During the years ended December 31, 2024 and 2023, and from the period of Inception through December 31, 2022, the Company recognized $38,321, $12,467 and $4,189, respectively, of performance participation allocation expense in the Company’s Consolidated Statements of Operations.
During the years ended December 31, 2024, 2023, and for the period from Inception through December 31, 2022, the Company issued 2,081,534, 1,590,696, and 164,081 the shares, respectively, to the Special Limited Partners as payment of performance participation allocation at the respective NAV per unit. As of December 31, 2023, as a result of the issuance of units during 2023 in excess of the final fee measured on a calendar basis, the Company recorded a receivable due to the Company from the SLP of $1,458 and is included within Other assets in our Consolidated Balance Sheets. As of December 31, 2024, there was no receivable due to the Company from the SLP as the receivable was netted against fees earned during the year ended December 31, 2024.
During the year ended December 31, 2024, 27,157 Class I units in NLT OP, originally issued as payment of the performance participation allocation, were redeemed. There were no Class I units in NLT OP redeemed during the year ended December 31, 2023 that were originally issued as payment of the performance participation allocation. As of December 31, 2024 and 2023, there were 3,809,153 and 1,754,777 Class I units in NLT OP outstanding, respectively.
Advanced Organization and Offering Costs
The Adviser advanced all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, design and website expenses, fees and expenses of our escrow agent and transfer agent, and other expenses attributable to the Company’s organization, but excluding ongoing servicing fees) through

September 1, 2023. Such costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets and are being reimbursed to the Adviser pro rata over 60 months beginning on September 1, 2023.
Accrued Interest - Affiliate Line of Credit
During the years ended December 31, 2024 and 2023, and from the period of Inception through December 31, 2022, the Company issued 695,189, 1,618,680 and 130,450, respectively, to our affiliate, Blue Owl Capital Holdings LP, as payment for interest on the revolving promissory note. During the year ended December 31, 2024, the Company repaid the outstanding balance under the affiliate line of credit as well as the remaining accrued interest through the use of proceeds from the issuance of common shares and cash flows from operations. As of December 31, 2023, the Company had $200,000 outstanding under the affiliate line of credit and accrued interest expense in the amount of $2,389.
Common Shares Held by Affiliates
As of December 31, 2024 and 2023, ORENT affiliates and their employees owned 13,109,016 and 11,022,890 ORENT Class I shares, respectively. The aggregate amount of the Class I shares owned by ORENT affiliates and their employees was $133,696 and $111,135, based on the NAV per share/unit as of December 31, 2024 and 2023, respectively.
During the year ended December 31, 2024, the Adviser submitted 2,854,246 Class I Shares, previously issued as payment for management fees and interest on the affiliate line of credit, for repurchase by the Company for a total of $29,000. During the year ended December 31, 2023, the Adviser did not submit any shares for repurchase.
Real Estate Transactions
Investments in real estate, net and Intangible assets, net include properties that were acquired from various funds that were also managed by our Adviser. The properties acquired during the year ended December 31, 2023, were acquired from Blue Owl Real Estate Fund V OP (SH) LP and had a total fair value of $209,190 as of their respective acquisition dates. The Company did not acquire any properties from related party funds during the year ended December 31, 2024. While these properties were acquired from related parties, these related parties and the Company are not under common control.
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
The following table details the components of operating lease income from leases in which the Company is the lessor.

	Year Ended December 31, 2024	Year Ended December 31, 2023	From Inception through December 31, 2022
Base rent(1)	$165,650	$149,087	$28,986
Straight-line rental revenue, net(2)	19,398	20,958	2,480
Variable lease payments(3)	21,650	16,913	5,046
Amortization of below market lease intangibles	297	187	35
Total Rental revenue	$206,995	$187,145	$36,547
__________________
(1)Base rent consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments.
(3)Consists of reimbursement of common area maintenance (“CAM”) and real estate taxes, and amortization of tenant lease inducements.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of December 31, 2024.

Year	Future Minimum Rents(1)
2025	$180,133
2026	183,206
2027	185,946
2028	188,822
2029	190,162
Thereafter	1,874,694
Total	$2,802,963
(1)    Excludes future rents related to leases with build-to-suit arrangements and other leases where the lease commencement date is based on future events and therefore not fixed as of December 31, 2024.

Lessor – Financing receivables
In accordance with ASC 842, certain of the Company’s sales-type lease contracts are primarily accounted for as failed sale-leaseback transactions and were recorded as an Investment in leases - Financing receivables. During the years ended December 31, 2024 and 2023, the Company executed ten and three such sale-leaseback transactions for $228,292, and $47,855, respectively. During the years ended December 31, 2024 and 2023, and from the period of Inception through December 31, 2022, the Company recognized interest income of $61,626, $57,094 and $9,169, respectively. Interest income is recognized on an effective interest basis at a constant rate of return over the term of the applicable leases. Cash received from the sales-type leasing agreements was $48,795 and $46,654 during the years ended December 31, 2024 and 2023, respectively.
All of the lease payments are triple net basis to the tenant and the Company has rights in accordance with the individual lease agreements to protect the value of our leased properties. As of December 31, 2024, the future minimum payments of sales-type lease receivables were as follows:

Year	Future Minimum Rents(1)
2025	$51,937
2026	53,177
2027	54,447
2028	55,748
2029	57,081
Thereafter	2,054,306
Total lease payment receivable	2,326,696
Less deferred interest income	1,768,489
Less allowance for credit losses	22,934
Total Investment in leases - Financing receivables, net	$535,273
(1)    Excludes future rents related to leases with build-to-suit arrangements and other leases where the lease commencement date is based on future events and therefore not fixed as of December 31, 2024.

The following table reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31, 2024	December 31, 2023
Balance, beginning of period	$16,638	$—
Initial allowance upon adoption	—	7,157
Current period change in credit allowance	6,296	9,481
Balance, end of period	$22,934	$16,638
We assess the credit quality of our investments through the credit ratings of the lessee. The credit quality indicators are reviewed by us on a quarterly basis as of quarter-end. In instances where the lessee does not have a public credit rating, we may use either a comparable proxy company or the overall corporate credit rating, as applicable. We also use this credit rating to determine the probability of default (“PD”) when estimating credit losses for each investment. Our current year change in credit allowance is primarily the result of acquisitions.
The following tables detail the amortized cost basis of our Investments in leases - Financing receivable by the credit quality indicator as of December 31, 2024 and 2023:

	December 31, 2024
	Ba1	Baa2	B2	Caa2	Total
Investments in leases - Financing receivable	$—	$—	$342,849	$215,358	$558,207

	December 31, 2023
	Ba1	Baa2	B2	Caa2	Total
Investments in leases - Financing receivable	$204,364	$52,247	$111,803	$210,914	$579,328
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
Lessee - DST Program Master Lease
During the year ended December 31, 2023, the Company contributed two industrial assets to the DST as part of the initial DST Program offering. The assets are leased back to the Company by a wholly-owned subsidiary of the Company under the master lease agreement. The following table presents the undiscounted future minimum rent payment obligation of the wholly-owned subsidiary:

Year	Future Minimum Payments
2025	$4,478
2026	4,478
2027	4,478
2028	4,636
2029	4,884
Thereafter	73,312
Total	$96,266
Dispositions
During the year ended December 31, 2024, the Company disposed of one land property accounted for as an Investment in lease - Financing receivable for total net proceeds of $248,459 and recognized a net gain on disposition of $42,423. There were no dispositions during the year ended December 31, 2023 and for the period from Inception through December 31, 2022.
12.    Tenant Concentrations
The Company had one tenant that constitutes a significant asset concentration. The Company typically leases its operating properties to corporate tenants under master leases that are associated with multiple operating properties, which creates asset concentrations within the Company. Assets leased to subsidiaries of and guaranteed by Amazon.com, Inc. accounted for approximately 20.1% and 31.1% of the Company’s net book value of assets as of December 31, 2024 and 2023, respectively. The audited financial statements for Amazon.com, Inc. for the years ended December 31, 2024 and 2023, are publicly available on the SEC’s website, http://www.sec.gov.
The Company had one and two tenants from which it derived 10% or more of its revenue for the years ended December 31, 2024 and 2023, respectively, and three tenants from which it derived 10% or more of its revenue for the period from Inception through December 31, 2022, as follows:

	Rental Income			Percentage of Total Rental Income
Tenant(1)	Year Ended December 31, 2024	Year Ended December 31, 2023	From Inception through December 31, 2022	Year Ended December 31, 2024	Year Ended December 31, 2023	From Inception through December 31, 2022
Amazon	$70,504	$67,777	$13,386	26.2%	27.8%	29.3%
McDermott, Inc.	$26,561	$26,070	$4,982	9.9%	10.7%	10.9%
Maverick Gaming	$21,929	$19,182	$5,002	8.2%	7.9%	10.9%
(1) Includes tenants that represent less than 10% of total rental income in the current year for comparative purposes.

The Company derived 16.8% of its rental revenue from tenants outside of the United States, primarily one property in Canada leased to Amazon.

13.    Equity and Non-Controlling Interest
Authorized Capital
As of December 31, 2024, the Company had the authority to issue an unlimited number of preferred shares and four classes of common shares including Class S shares, Class N shares, Class D shares, and Class I shares. Each class of common shares and preferred shares has a par value of $0.01. The Company’s Board of Trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.
Common Shares
The following table details the movement in the Company’s outstanding common shares:

	Class S	Class N	Class D	Class I	Total
Balance at Inception	–	–	–	–	–
Common shares issued	43,177,286	–	1,382,244	31,566,203	76,125,733
Distribution reinvestment	224,400	–	3,177	102,056	329,633
Common shares repurchased	–	–	–	–	–
December 31, 2022	43,401,686	–	1,385,421	31,668,259	76,455,366
Common shares issued	48,158,608	–	3,247,573	70,130,943	121,537,124
Distribution reinvestment	1,982,704	–	93,689	1,886,855	3,963,248
Common shares repurchased	(1,474,835)	—	(237,865)	(2,034,326)	(3,747,026)
December 31, 2023	92,068,163	–	4,488,818	101,651,731	198,208,712
Common shares issued	96,583,427	15,060,527	1,877,083	118,794,817	232,315,854
Distribution reinvestment	4,816,166	95,100	60,745	5,143,515	10,115,526
Common shares repurchased	(6,435,036)		—	(10,984,757)	(17,419,793)
Common shares converted(1)	(65,954)		(4,674,741)	4,661,712	(78,983)
December 31, 2024	186,966,766	15,155,627	1,751,905	219,267,018	423,141,316
(1) During the year ended December 31, 2024, 4,674,741 Class D Shares with a value of $46,636 and 65,954 Class S Shares with a value of $664 were converted into 4,661,712 Class I shares based on the respective period’s NAV per share.

Redeemable Common Shares
In connection with the Company’s payment of its Affiliate line of credit and management fee, the Adviser holds Class I Shares. See Note 8 – Debt for further details of the affiliate line of credit and Note 10 – Related Party Transactions for further details on the management fee. The Adviser and BO Lender have the ability to redeem the Class I shares for cash at their election, therefore, the Company has classified these Class I shares as Redeemable common shares outside of equity on the Company’s Consolidated Balance Sheet. As of December 31, 2024 and 2023, we have issued 8,418,113 and 3,735,867 redeemable common shares, respectively. As of December 31, 2024, 5,563,867 redeemable common shares remained outstanding. See Note 10 - Related Party Transactions for further details of redemption of redeemable common shares.
The Redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $227, $(4) and $7, during the years ended December 31, 2024 and 2023, and the period from Inception through December 31, 2022, respectively.
Share and Unit Repurchases
The Company adopted a share repurchase plan whereby, subject to certain limitations, shareholders could request, on a quarterly basis, that the Company repurchase all or any portion of their shares. The repurchase price per share will generally be equal to the NAV per share as of the last calendar day of the first month of the applicable calendar quarter, except that, subject to certain exceptions, shares that have not been outstanding for at least one year which will be repurchased at 98% of the transaction price (“Early Repurchase Deduction”). The aggregate NAV of total repurchases of Class S, Class N, Class D, and Class I Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the preceding three months for which NAV is available). Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares and may submit such repurchase requests beginning after the start of the second month of the applicable calendar quarter. The Early Repurchase Deduction does not apply to shares acquired through the distribution reinvestment plan.
Other than as described for Redeemable Common Shares and Redeemable Non-Controlling Interests, the Company is not obligated to repurchase any shares and could choose to repurchase fewer shares than were requested to be repurchased, or none at all. Further, the Board may modify and suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders. In the event that the Company determined to repurchase some but not all of the shares submitted for repurchase during any particular calendar quarter, shares repurchased during such calendar quarter would be repurchased on a pro rata basis.
For the year ended December 31, 2024, the Company repurchased 17,419,793 common shares and 34,231 OP Units for a total of $176,039 and $350, respectively. Additionally, the Company converted 1,027,885 OP Units to REIT Shares with a value of $10,499. The Company had no unfulfilled repurchase requests during the year ended December 31, 2024.
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
The following tables detail the aggregate distributions declared for each applicable class of common shares for the years ended December 31, 2024 and 2023, and for the period from Inception through December 31, 2022:

	Year Ended December 31, 2024
	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.7000	$0.4083	$0.7000	$0.7000
Stockholder servicing fee per share of common stock	(0.0856)	(0.0296)	(0.0248)	—
Net distributions declared per share of common stock	$0.6144	$0.3787	$0.6752	$0.7000

	Year Ended December 31, 2023
	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.7000	$—	$0.7000	$0.7000
Stockholder servicing fee per share of common stock	(0.0870)	—	(0.0253)	—
Net distributions declared per share of common stock	$0.6130	$—	$0.6747	$0.7000

	From Inception through December 31, 2022
	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per share of common stock	$0.2333	$—	$0.2333	$0.2333
Stockholder servicing fee per share of common stock	(0.0285)	—	(0.0083)	—
Net distributions declared per share of common stock	$0.2048	$—	$0.2250	$0.2333
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

The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the year ended December 31, 2022 through the year ended December 31, 2024:

Balance at Inception	$–
Settlement of current year performance participation allocation	1,685
GAAP income allocation	(26)
Distributions	(15)
Fair value allocation	42
Reallocation between additional paid-in-capital and non-controlling interests due to changes in NLT OP ownership	(29)
Balance as of December 31, 2022	$1,657
Settlement of current year performance participation allocation	16,428
GAAP income allocation	(210)
Other comprehensive income (loss)	(121)
Distributions	(561)
Fair value allocation	586
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	197
Balance as of December 31, 2023	$17,976
Settlement of current year performance participation allocation	21,126
Repurchases	(276)
GAAP income allocation	1,301
Other comprehensive income	(183)
Distributions	(1,787)
Fair value allocation	862
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	933
Balance as of December 31, 2024	$39,952
During the years ended December 31, 2024 and 2023, and the period from Inception through December 31, 2022, the Company issued Class I units in NLT OP to the Special Limited Partner as payment of the performance participation allocation. As of December 31, 2024, 20,439 units had been redeemed for cash, and 6,718 units had been exchanged for Class I shares in the Company during the period.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in-Capital and Redeemable Non-controlling Interest of $862, $586 and $42 for the years ended December 31, 2024 and 2023, and the period from Inception through December 31, 2022, respectively.
Share-Based Compensation
During the years ended December 31, 2024 and 2023, we awarded independent members of the Board 38,683 and 16,397 shares of restricted Class I shares, respectively. The restricted Class I shares are subject to a vesting period of 13.5 months. The Company incurred total share-based compensation expense of approximately $395 and $170 for the years ended December 31, 2024 and 2023, respectively. The Company did not award restricted Class I shares or incur share-based compensation expense during the period from Inception through December 31, 2022.
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

During the year ended December 31, 2024, the Company acquired 23 investments related to build-to-suit arrangements with maximum contractual funding obligations of $228,620. During the year ended December 31, 2024, the Company paid and/or accrued $84,481, resulting in a remaining unrecognized contractual obligation amount of $144,139 as of December 31, 2024. During the year ended December 31, 2024, the Company placed one of the assets in service, resulting in 22 remaining investments related to build-to-suit arrangements as of December 31, 2024. Refer to Note 3 - Investments in Real Estate, net for additional discussion. Our estimate of the Company’s total future commitments to complete the construction of the build-to-suit assets is $84,981 as of December 31, 2024.
During the year ended December 31, 2024, the Company made an indirect investment through BOREC Spider Member LLC in CoreWeave JV, which will construct an asset under a build-to-suit arrangement. See Note 4 - Investments in Unconsolidated Real Estate Affiliates for additional discussion.
During the year ended December 31, 2024, the Company, through BOREC Longhorn NLT Aggregator LLC, was admitted as a member to BOREC Longhorn Member LLC, a member of Longhorn JV, LLC, which was formed for the purpose of constructing an asset under a build-to-suit arrangement. As a member of BOREC Longhorn Member LLC, the Company has provided a guarantee to Longhorn JV LLC and to Crusoe Abilene, LLC to fund the construction of the asset. As of December 31, 2024, the maximum contractual funding obligation is $321,676, and the Company’s estimate of its future commitments to complete the construction of the build-to-suit asset is $303,960, which would be treated as a contribution to BOREC Longhorn Member LLC. As of December 31, 2024, the Company has not funded any capital to the joint venture.
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
All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.

	Year Ended December 31, 2024	Year Ended December 31, 2023	From Inception through December 31, 2022
Net income (loss)	$173,085	$(21,004)	$(881)
Net (income) loss attributable to non-controlling interests	(12,793)	1,097	(503)
Net income (loss) attributable to ORENT	$160,292	$(19,907)	$(1,384)

Net income (loss) attributable to dilutive OP units	12,793	(1,097)	—
Net income (loss) attributable to ORENT - dilutive	$173,085	$(21,004)	$—

Weighted average number of common shares outstanding - basic	325,419,692	143,668,975	45,918,641
Effect of dilutive unvested restricted Class I shares	38,683	16,212	—
Effect of dilutive OP units	29,137,243	28,477,258	—
Weighted average number of common shares outstanding - dilutive	354,595,618	172,162,445	45,918,641

Net loss per common share - basic	$0.49	$(0.14)	$(0.03)
Net loss per common share - diluted	$0.49	$(0.12)	$(0.03)
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

The Company’s Chief Executive Officer is responsible for allocating resources and assessing performance, and as such is the Chief Operating Decision Maker. The CODM reviews information at the consolidated entity level, which does not distinguish the principal business, or group the operations, by property type, lease classification, investment type or any other grouping. Accordingly, the Company has one operating segment and one reportable segment as of December 31, 2024.
The CODM specifically reviews consolidated net income and certain significant expenses excluding non-cash items on a consolidated basis to allocate resources accordingly. The following table details our segment financial results for the years ended December 31, 2024 and 2023, and the period from Inception through December 31, 2022 (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	From Inception through December 31, 2022
Total segment revenues	$268,621	$244,239	$45,716
Segment expenses
Fund level expenses (1)	(20,597)	(19,779)	(5,694)
Management fees	(45,383)	(22,224)	(3,050)
Performance participation allocation	(38,321)	(12,467)	(4,189)
Interest expense (2)	(108,127)	(124,684)	(23,487)
Total other segment income (expenses), net (3)	120,712	(85,859)	(10,177)
Income tax expense	(3,820)	(230)	—
Consolidated segment net income (loss)	$173,085	$(21,004)	$(881)
__________________
(1)     Fund level expenses are total general and administrative expenses adjusted to exclude the CECL allowance.
(2)     Interest expense excludes non-cash items such as amortization expense related to our deferred financing fees.
(3)     Other segment expenses include rental property operating expenses, CECL allowance, impairment charges, depreciation and amortization, income from unconsolidated real estate affiliates, net gain on dispositions, interest income and other (expense) income, net.

The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

17.    Income Taxes
The Company has elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2022. The Company has also elected for some of its subsidiaries to be treated as taxable REIT subsidiaries (“TRSs”), which are subject to federal and state income taxes.
For the years ended December 31, 2024 and 2023, the Company incurred income tax expense related to its DST Program through its TRS and foreign entities of $3,820 and $230, respectively. The Company did not incur income tax expense for the period from Inception through December 31, 2022.
The components of income tax expense for the year ended December 31, 2024 and 2023 were as follows:

	Years Ended
Current Expense	December 31, 2024	December 31, 2023
U.S. Federal	$247	$222
U.S. State	135	79
Foreign	2,217	—
Total current expense	$2,599	$301
Deferred Tax Expense (Benefit)
U.S. Federal	$31	$(52)
U.S. State	14	(19)
Foreign	1,176	—
Total deferred tax benefit	$1,221	$(71)
Total income tax expense, net	$3,820	$230

Income tax expense is higher than expected pretax book income of the TRS at the 21.0% federal statutory rate as a result of basis differences on intercompany transfers of property to the TRS and state and local tax expense.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for GAAP purposes and the amount used for income tax purposes. As of December 31, 2024, the Company had a net deferred tax asset related to its DST Program of $29 included within Other assets in the Consolidated Balance Sheets, comprised of a deferred tax asset of $383 for organizational expenses and a deferred tax liability of $354 for basis differences in real property. As of December 31, 2023, the Company had a net deferred tax asset of $71 included within Other assets in the Consolidated Balance Sheets, comprised of a deferred tax asset related to its DST Program of $390 for organizational expenses and a deferred tax liability of $319 for basis differences in real property. As of December 31, 2024, the Company had a foreign deferred tax asset and liability of $170 and $1,346, respectively, primarily related to straight-line rent adjustments.
Although the Company intends to continue to operate in a manner that will enable it to qualify as a REIT, such qualification will depend on the Company’s ability to meet, on a continuing basis, various distribution, stock ownership and other tests. Our tax treatment of distributions per common share for the years ended December 31, 2024 and 2023 and the period from Inception through December 31, 2022 were 100% return of capital distributions.
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
18.    Subsequent Events
In preparation of the accompanying Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after December 31, 2024 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from December 31, 2024 through the date the financial statements were issued.
Acquisitions

Investments in Unconsolidated Real Estate Affiliates
STORE Upsize
On February 24, 2025, the Company, through OS Aggregator, and other vehicles managed by Blue Owl Real Assets (together with the Company “Blue Owl Vehicles”) entered into a Membership Interest Purchase Agreement (“MIPA”), pursuant to which Blue Owl Vehicles acquired an additional 26.0% indirect interest (the “Transaction”) in STORE, resulting in a total 51.0% indirect ownership interest in STORE. In conjunction with the Transaction, the Company funded an additional $252,145, plus its pro rata share of transaction costs, through OS Aggregator to acquire an additional 2.6% indirect interest in STORE. Following the closing of the Transaction, the Company’s investment represents 18.9% of indirect ownership interest in STORE. Additionally, the Company has agreed to fund up to a maximum of $474,150 for incremental indirect interest in STORE.
LV Petroleum
On January 9, 2025, the Company contributed 12 of its LV Petroleum assets and an $84,500 mortgage loan at a net cost of $205,609 for a 50.9% interest in LVP Portfolio Master REIT LLC, a joint venture with Promote G II, valued at $104,685.
DST Program
On February 12, 2025, Blue Owl Real Estate Exchange LLC (the “DST Sponsor”), a wholly-owned indirect subsidiary of the Operating Partnership, and, solely with respect to its obligations relating to investor servicing fees for its units, the Operating Partnership, entered into the Amended and Restated DST Dealer Manager Agreement (the “A&R DST Dealer Manager Agreement”) with Blue Owl Securities LLC (the “DST Dealer Manager”) relating to the DST Program. Under the A&R DST Dealer Manager Agreement, the DST Dealer Manager will serve as the dealer manager for the DST Offerings on a “best efforts” basis and the DST Sponsor may pay to the DST Dealer Manager an upfront sales load (the “Upfront Sales Load”) of up to 7.0% of the price per Interest sold for Blue Owl Real Estate Exchange I DST, some or all of which may be waived or reallowed to participating broker-dealers, and 6.0% or less for subsequent DST Offerings. In addition, the DST Dealer Manager may receive an ongoing investor servicing fee of 0.25% per annum of (i) the DST Offering amount with respect to Blue Owl Real Estate Exchange I DST and (ii) the aggregate equity investment in the Interests by an investor, net of the Upfront Sales Load and Expense Reimbursement (as defined in the applicable private placement memorandum) with respect to subsequent Offerings. The investor servicing fee is payable quarterly in arrears with respect to Blue Owl Real Estate Exchange I DST and monthly in arrears with respect to subsequent DST Offerings (or any other frequency specified in the applicable private placement memorandum).
Proceeds from the Issuance of Common Shares
From January 1, 2025, through the date the financial statements were issued, the Company sold an aggregate of 65,976,930 shares of its common shares (consisting of 26,373,667 Class S shares, 9,236,097 Class N shares, 2,181,928 Class D shares, and 28,185,238 Class I shares) resulting in net proceeds of $670,740 to the Company as payment for such shares.
Repurchases
From January 1, 2025, through the date the financial statements were issued, the Company repurchased 10,034,256 shares of common shares for a total of $102,124. The Company did not repurchase any OP units from January 1, 2025 through the date the financial statements were issued.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024
(Dollars in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition(2)		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Buildings	Land and Land Improvements	Buildings	Land and Land Improvements	Buildings	Total	Accumulated Depreciation (1)	Year Acquired
Industrial Properties
	Altoona, IA	1	$—	$—	$96	$—	$111	$—	$207	$207	$—	2024
	Amana, IA	1	—	10,097	98,289	—	—	10,097	98,289	108,386	(10,637)	2022
	Arkoma, OK	1	—	1,255	1,556	—	—	1,255	1,556	2,811	(191)	2022
	Athens, GA	1	—	—	77	—	78	—	156	156	—	2024
	Batavia, OH	1	—	5,803	34,353	—	—	5,803	34,353	40,156	(501)	2024
	Belvidere, IL	1	—	15,405	54,125	—	—	15,405	54,125	69,530	(916)	2024
	Bowling Green, KY	1	—	4,337	141,562	—	—	4,337	141,562	145,900	(12,386)	2022
	Brookshire, TX	1	—	1,570	3,963	—	—	1,570	3,963	5,533	(394)	2022
	Bryan, TX	1	—	2,059	2,070	—	—	2,059	2,070	4,129	(263)	2022
	Calgary, AB, Canada	1	—	33,775	—	11,362	371,922	45,137	371,922	417,059	(12,240)	2022
	Cape Girardeau, MI	1	—	602	1,631	—	—	602	1,631	2,233	(240)	2022
	Cartersville, GA	1	—	—	115	—	—	—	115	115	—	2024
	Casper, WY	1	—	—	65	—	2,436	—	2,501	2,501	—	2024
	Cheyenne, WY	1	—	—	66	—	2,183	—	2,250	2,250	—	2024
	Colorado Springs, CO	1	—	—	4,177	—	3,036	—	7,213	7,213	—	2024
	Cookeville, TN	1	—	—	515	—	2,625	—	3,140	3,140	—	2024
	Cornwall, ON, Canada	1	—	3,436	31,867	(197)	(1,828)	3,239	30,039	33,278	(3,146)	2022
	Cottage Grove, WI	1	—	—	10	—	31	—	40	40	—	2024
	Council Bluffs, IA	1	—	1,702	2,185	—	—	1,702	2,185	3,887	(198)	2022
	Dothan, AL	1	—	1,407	10,588	—	—	1,407	10,588	11,995	(222)	2024
	Fayetteville, NC	1	—	18,176	—	17,270	142,980	35,446	142,980	178,426	(6,948)	2022
	Fort Myers, FL	1	—	—	83	—	433	—	516	516	—	2024
	Gaston, SC	1	—	813	2,330	—	—	813	2,330	3,143	(280)	2022
	Geismar, LA	1	—	—	610	—	4,460	—	5,070	5,070	—	2024
	Gulfport, MS	1	—	—	1,095	—	2,931	—	4,026	4,026	—	2024
	Harlingen, TX	1	—	1,407	2,149	—	—	1,407	2,149	3,556	(203)	2022
	Horizon City, TX	1	—	1,942	8,989	—	—	1,942	8,989	10,931	(79)	2024
	Houston, TX	1	—	1,441	4,266	—	—	1,441	4,266	5,706	(399)	2022
	Huckelhoven, Germany	1	56,098	8,626	104,892	(516)	(6,277)	8,110	98,616	106,726	(6,359)	2023
	Huntsville, TX	1	—	—	3,018	—	1,968	—	4,986	4,986	—	2024
	Jonesboro, AR	1	—	—	81	—	2,196	—	2,277	2,277	—	2024
	Knowsley, UK	1	45,324	25,791	65,700	(375)	—	25,416	65,700	91,116	(5,216)	2023
	Lacombe, LA	1	—	—	9	—	2,815	—	2,824	2,824	—	2024
	Lake City, FL	1	—	—	185	—	94	—	278	278	—	2024
	Lebanon, IN	1	—	2,964	13,032	—	—	2,964	13,032	15,996	(283)	2024
	Madison, AL	2	—	18,101	3,334	9,101	149,080	27,202	152,414	179,616	(6,472)	2022, 2024
	Mira Loma, CA	1	—	8,087	7,104	—	—	8,087	7,104	15,191	(155)	2024

	Modesto, CA	1	—	2,508	8,086	—	—	2,508	8,086	10,594	(1,032)	2023
	Montgomery, AL	1	—	—	622	—	1,984	—	2,606	2,606	—	2024
	Mount Orab, OH	1	—	3,012	12,025	—	—	3,012	12,025	15,037	(174)	2024
	Oregon, OH	1	—	1,116	1,614	—	—	1,116	1,614	2,729	(260)	2022
	Orilla, ON, Canada	1	—	3,482	3,575	—	—	3,482	3,575	7,057	(521)	2022
	Parsons, KS	1	—	863	8,788	—	—	863	8,788	9,651	(188)	2024
	Pasco, WA	2	—	21,289	—	35,675	351,543	56,965	351,543	408,507	(17,882)	2022
	Plymouth, MI	2	—	10,325	37,314	—	—	10,325	37,314	47,639	(2,756)	2022, 2023
	Richmond Hill, GA	1	—	—	1,387	—	3,244	—	4,631	4,631	—	2024
	Roseville, CA	1	—	15,357	55,260	—	—	15,357	55,260	70,617	(4,072)	2023
	San Antonio, TX	1	—	—	112	—	627	—	738	738	—	2024
	San Jose, CA	1	—	13,178	13,460	—	34	13,178	13,494	26,672	(318)	2024
	Sanford, NC	1	—	8,459	13,811	—	—	8,459	13,811	22,270	(184)	2024
	Seattle, WA	1	—	1,792	692	—	—	1,792	692	2,484	(66)	2022
	Spartansburg, SC	1	—	—	52	—	2,163	—	2,216	2,216	—	2024
	St. Mary's, OH	1	—	4,791	19,358	—	—	4,791	19,358	24,149	(2,278)	2023
	Stuart, FL	2	—	7,600	26,345	—	—	7,600	26,345	33,945	(2,882)	2022
	Tarboro, NC	1	—	5,232	14,914	—	—	5,232	14,914	20,146	(141)	2024
	Trotwood, OH	1	—	894	—	1,010	4,428	1,903	4,428	6,332	(78)	2024
	Wichita Falls, TX	1	—	1,142	1,877	—	—	1,142	1,877	3,019	(146)	2022
Total Industrial Properties:		61	$101,422	$269,835	$823,479	$73,330	$1,045,298	$343,165	$1,868,777	$2,211,942	$(100,706)

Office Properties
	Columbia, MO	1	$—	$1,493	$13,600	$—	$—	$1,493	$13,600	$15,093	$(877)	2022
	Houston, TX	1	—	4,432	142,208	—	—	4,432	142,208	146,640	(6,874)	2022
	Readington, NJ	2	—	5,848	48,246	—	—	5,848	48,246	54,094	(4,707)	2022
Total Office Properties:		4	$—	$11,773	$204,054	$—	$—	$11,773	$204,054	$215,827	$(12,459)

Retail Properties
	Albemarle, NC	1	$—	$751	$2,168	$—	$29	$751	$2,197	$2,948	$(220)	2022
	Albuquerque, NM	2	—	2,585	7,220	—	—	2,585	7,220	9,805	(766)	2022
	Alexandria, LA	1	—	635	4,257	—	—	635	4,257	4,892	(360)	2022
	Allen, TX	1	—	1,633	1,931	—	—	1,633	1,931	3,564	(267)	2022
	Alma, AR	1	—	325	2,946	—	—	325	2,946	3,271	(323)	2022
	Alpena, AR	1	—	721	486	—	12	721	498	1,219	(117)	2022
	Archdale, NC	1	—	812	2,369	—	31	812	2,400	3,212	(237)	2022
	Arlington, TX	1	—	1,997	1,298	—	—	1,997	1,298	3,295	(315)	2022
	Asheboro, NC	3	—	2,826	3,873	—	66	2,826	3,939	6,765	(559)	2022
	Aurora, CO	1	—	2,421	3,737	—	—	2,421	3,737	6,158	(351)	2022
	Barboursville, WV	1	—	1,354	3,220	—	—	1,354	3,220	4,573	(391)	2022
	Bastrop, LA	1	—	951	2,410	—	33	951	2,443	3,394	(286)	2022
	Beckley, WV	1	—	915	3,171	—	—	915	3,171	4,086	(413)	2022
	Biscoe, NC	1	—	1,101	697	—	18	1,101	715	1,816	(130)	2022
	Bowling Green, KY	1	—	1,452	893	—	—	1,452	893	2,345	(250)	2022

Brentwood, CA	1	—	3,688	18,750	—	—	3,688	18,750	22,438	(1,021)	2023
Bryan, TX	1	—	1,322	1,914	—	—	1,322	1,914	3,236	(262)	2022
Buda, TX	1	—	2,008	2,354	—	—	2,008	2,354	4,362	(258)	2022
Buford, GA	1	—	1,097	1,506	—	—	1,097	1,506	2,602	(255)	2022
Bull Shoals, AR	1	—	656	346	—	9	656	355	1,011	(96)	2022
Candor, NC	2	—	1,572	1,536	—	30	1,572	1,566	3,138	(325)	2022
Canton, GA	1	—	903	1,906	—	—	903	1,906	2,809	(262)	2022
Chatsworth, GA	1	—	302	4,622	—	—	302	4,622	4,924	(354)	2022
Chesapeake, VA	1	—	1,039	2,057	—	—	1,039	2,057	3,096	(258)	2022
Chester, VA	1	—	1,373	3,465	—	—	1,373	3,465	4,839	(383)	2022
Clearwater, FL	1	—	1,731	4,402	—	—	1,731	4,402	6,133	(354)	2022
Clemmons, NC	1	—	1,238	1,285	—	—	1,238	1,285	2,523	(282)	2022
Cleveland Heights, OH	1	—	1,927	3,193	—	—	1,927	3,193	5,119	(366)	2022
Clovis, CA	1	—	3,392	7,571	—	—	3,392	7,571	10,963	(681)	2023
Columbia, TN	1	—	1,382	2,390	—	—	1,382	2,390	3,772	(274)	2022
Concord, NC	1	—	2,045	1,431	—	—	2,045	1,431	3,477	(252)	2022
Conroe, TX	1	—	1,843	1,774	—	—	1,843	1,774	3,617	(280)	2022
Convoy, OH	1	—	485	1,370	—	18	485	1,388	1,873	(135)	2022
Corpus Christi, TX	1	—	783	4,143	—	—	783	4,143	4,926	(341)	2022
Crestview, FL	1	—	1,797	4,337	—	—	1,797	4,337	6,134	(399)	2022
Crossville, TN	1	—	1,084	447	—	—	1,084	447	1,531	(256)	2022
Dallas, TX	3	—	8,270	20,598	—	290	8,270	20,888	29,158	(1,970)	2022
Delhi, LA	2	—	2,934	3,409	—	64	2,934	3,473	6,407	(678)	2022
Denton, TX	1	—	2,153	920	—	—	2,153	920	3,073	(262)	2022
Deshler, OH	1	—	610	1,210	—	18	610	1,228	1,838	(154)	2022
Elkmont, AL	1	—	492	1,343	—	—	492	1,343	1,835	—	2024
Ellerbe, NC	1	—	542	2,391	—	30	542	2,421	2,963	(224)	2022
Fairmont, WV	1	—	960	3,419	—	—	960	3,419	4,379	(322)	2022
Flagstaff, AZ	1	—	1,193	1,090	—	—	1,193	1,090	2,283	(269)	2022
Flippin, AR	1	—	936	273	—	12	936	285	1,221	(125)	2022
Florida City, FL	1	—	1,702	2,194	—	—	1,702	2,194	3,896	(277)	2022
Fort Payne, AL	1	—	330	4,573	—	—	330	4,573	4,903	(352)	2022
Fort Wayne, IN	2	—	1,441	4,156	—	57	1,441	4,213	5,654	(424)	2022
Fremont, CA	1	—	13,903	9,906	—	—	13,903	9,906	23,809	(746)	2023
Fresno, CA	1	—	2,218	3,350	—	—	2,218	3,350	5,568	(374)	2023
Gaffney, SC	1	—	613	3,253	—	—	613	3,253	3,865	(348)	2022
Galt, CA	1	—	2,617	6,138	—	—	2,617	6,138	8,756	(727)	2023
Gassville, AR	1	—	986	284	—	13	986	297	1,283	(125)	2022
Green Bay, WI	1	—	890	3,816	—	—	890	3,816	4,706	(366)	2022
Greensboro, NC	1	—	1,191	1,090	—	—	1,191	1,090	2,281	(305)	2022
Greenville, AL	1	—	663	2,800	—	—	663	2,800	3,463	(339)	2022
Haleyville, AL	1	—	564	1,024	—	—	564	1,024	1,588	—	2024
Harker Heights, TX	1	—	606	2,005	—	—	606	2,005	2,611	(226)	2022
Harlan, IN	1	—	700	2,801	—	36	700	2,837	3,537	(243)	2022

Haw River, NC	1	—	1,234	322	—	16	1,234	338	1,572	(135)	2022
Hillside, IL	1	—	1,919	4,481	—	—	1,919	4,481	6,400	(420)	2022
Homer, LA	1	—	946	1,064	—	20	946	1,084	2,030	(248)	2022
Homosassa, FL	1	—	276	3,913	—	—	276	3,913	4,189	(317)	2022
Houston, TX	3	—	4,792	9,530	—	—	4,792	9,530	14,322	(975)	2022
Indianapolis, IN	1	—	1,082	1,366	—	—	1,082	1,366	2,449	(251)	2022
Irmo, SC	1	—	1,130	2,152	—	—	1,130	2,152	3,282	(258)	2022
Irving, TX	1	—	1,531	11,413	—	130	1,531	11,543	13,074	(978)	2022
Jacksonville, FL	1	—	984	2,102	—	—	984	2,102	3,086	(260)	2022
Jonesville, NC	1	—	704	2,413	—	—	704	2,413	3,117	(287)	2022
Junction City, LA	1	—	309	1,873	—	22	309	1,895	2,204	(177)	2022
Killeen, TX	1	—	2,187	2,829	—		2,187	2,829	5,017	(278)	2022
Kissimmee, FL	2	—	4,144	8,262	—	—	4,144	8,262	12,406	(765)	2022
Lakeland, FL	1	—	911	1,463	—	—	911	1,463	2,374	(266)	2022
Lakeland, TN	1	—	587	2,677	—	—	587	2,677	3,264	(290)	2022
League City, TX	1	—	1,712	1,470	—	—	1,712	1,470	3,181	(320)	2022
Leesburg, AL	1	—	431	1,089	—	—	431	1,089	1,520	—	2024
Lemoore, CA	1	—	1,767	12,227	—	—	1,767	12,227	13,994	(673)	2023
Lenoir City, TN	1	—	831	1,658	—	—	831	1,658	2,490	(285)	2022
Lexington, NC	1	—	628	3,351	—	40	628	3,391	4,019	(296)	2022
Liberty, NC	1	—	770	2,463	—	32	770	2,495	3,265	(258)	2022
Lima, OH	1	—	823	2,363	—	31	823	2,394	3,217	(242)	2022
Lincolnwood, IL	1	—	2,020	4,413	—	—	2,020	4,413	6,433	(424)	2022
Locust, NC	1	—	2,134	338	—	25	2,134	363	2,497	(240)	2022
McAllen, TX	1	—	778	2,279	—	—	778	2,279	3,057	(242)	2022
McComb, OH	1	—	644	2,227	—	28	644	2,255	2,899	(192)	2022
Mesquite, TX	1	—	3,207	8,040	—	113	3,207	8,153	11,360	(796)	2022
Midway, AR	1	—	838	365	—	12	838	377	1,215	(114)	2022
Montgomery, AL	1	—	616	1,458	—	—	616	1,458	2,074	(244)	2022
Morrisville, NC	1	—	2,490	1,943	—	—	2,490	1,943	4,433	(286)	2022
Mount Arlington, NJ	1	—	1,296	2,268	—	—	1,296	2,268	3,564	(334)	2022
Mount Laurel, NJ	1	—	1,596	1,823	—	—	1,596	1,823	3,420	(434)	2022
Mountain Home, AR	3	—	2,233	1,495	—	38	2,233	1,533	3,766	(356)	2022
Murfreesboro, TN	1	—	2,127	1,689	—	—	2,127	1,689	3,816	(284)	2022
Nampa, ID	1	—	422	4,481	—	—	422	4,481	4,903	(390)	2022
Naples, FL	1	—	2,308	1,611	—	—	2,308	1,611	3,919	(306)	2022
Newnan, GA	1	—	1,610	1,200	—	—	1,610	1,200	2,810	(266)	2022
Oakboro, NC	1	—	564	1,342	—	18	564	1,360	1,924	(154)	2022
Oxford, AL	1	—	1,716	1,814	—	—	1,716	1,814	3,529	(304)	2022
Palm Bay, FL	2	—	1,880	8,140	—	—	1,880	8,140	10,020	(660)	2022
Patterson, CA	1	—	2,408	7,031	—	—	2,408	7,031	9,439	(604)	2023
Paulding, OH	1	—	691	1,331	—	20	691	1,351	2,042	(157)	2022
Pigeon Forge, TN	1	—	4,744	1,339	—	—	4,744	1,339	6,083	(320)	2022
Pleasanton, TX	1	—	448	4,569	—	—	448	4,569	5,017	(385)	2022

	Prospect Heights, IL	1	—	1,119	5,278	—	—	1,119	5,278	6,397	(467)	2022
	Pueblo, CO	1	—	—	10,023	—	21,656	—	31,680	31,680	—	2024
	Ramseur, NC	1	—	1,112	1,128	—	23	1,112	1,151	2,263	(226)	2022
	Randleman, NC	1	—	529	1,825	—	23	529	1,848	2,377	(179)	2022
	Richmond, VA	1	—	1,112	2,083	—	—	1,112	2,083	3,194	(292)	2022
	Robbins, NC	1	—	664	2,236	—	29	664	2,265	2,929	(200)	2022
	Rockingham, NC	1	—	2,637	3,426	—	59	2,637	3,485	6,122	(459)	2022
	Round Rock, TX	1	—	2,528	1,426	—	—	2,528	1,426	3,954	(272)	2022
	Ruston, LA	1	—	1,107	773	—	19	1,107	792	1,899	(162)	2022
	Sacramento, CA	1	—	3,194	4,084	—	—	3,194	4,084	7,278	(604)	2023
	Salem, OR	1	—	976	3,733	—	—	976	3,733	4,708	(375)	2022
	San Antonio, TX	2	—	4,258	4,651	—	—	4,258	4,651	8,909	(590)	2022
	San Marcos, TX	1	—	821	3,489	—	—	821	3,489	4,310	(268)	2022
	Seagrove, NC	1	—	2,016	913	—	29	2,016	942	2,958	(280)	2022
	Southaven, MS	1	—	1,317	3,115	—	—	1,317	3,115	4,432	(313)	2022
	Springdale, AR	1	—	1,307	2,926	—	—	1,307	2,926	4,233	(336)	2022
	Star, NC	1	—	498	1,379	—	19	498	1,398	1,896	(132)	2022
	Sterling, CO	1	—	1,181	3,833	—	—	1,181	3,833	5,014	(383)	2022
	Tehachapi, CA	1	—	1,942	8,258	—	—	1,942	8,258	10,200	(566)	2023
	Texarkana, TX	1	—	1,088	3,220	—	—	1,088	3,220	4,308	(322)	2022
	Thomasville, NC	2	—	1,127	4,622	—	58	1,127	4,680	5,807	(475)	2022
	Titusville, FL	1	—	1,518	960	—	—	1,518	960	2,478	(291)	2022
	Troy, NC	3	—	1,991	3,573	—	56	1,991	3,629	5,620	(469)	2022
	Tucson, AZ	1	—	1,357	4,565	—	—	1,357	4,565	5,923	(438)	2022
	Turlock, CA	1	—	2,748	3,848	—	—	2,748	3,848	6,596	(437)	2023
	Waite Park, MN	1	—	988	4,029	—	—	988	4,029	5,017	(366)	2022
	Welcome, NC	1	—	828	1,275	—	20	828	1,295	2,123	(167)	2022
	West Wendover, NV	1	—	—	19,033	—	8,649	—	27,682	27,682	—	2024
	Wilmington, NC	1	—	1,514	1,232	—	—	1,514	1,232	2,746	(270)	2022
	Winston-Salem, NC	1	—	572	1,217	—	18	572	1,235	1,807	(138)	2022
	Wynne, AR	1	—	957	298	—	13	957	311	1,268	(164)	2022
Total Retail Properties:		152	$—	$208,130	$447,645	$—	$31,983	$208,130	$479,627	$687,757	$(46,052)

Land
	Canton, OH	1	$—	$59,204	$—	$(19,204)	$—	$40,000	$—	$40,000	$—	2022

Portfolio Total		218	$101,422	$548,942	$1,475,178	$54,126	$1,077,280	$603,069	$2,552,457	$3,155,526	$(159,217)

The aggregate cost basis of real estate owned as of December 31, 2024 for federal income tax purposes was approximately $2,248,389 (unaudited).
(1) Refer to Note 2 – Summary of Significant Accounting Policies for details of depreciable lives.
(2) Costs capitalized subsequent to acquisition include the impact of foreign exchange translation and construction in process.

December 31, 2024
Real Estate:
Balance at beginning of period	$2,790,303
Additions during period:
Land and land improvements	103,133
Buildings	151,362
Construction in process	110,728
Balance at the end of the year	$3,155,526

Accumulated Depreciation:
Balance at the beginning of year	$(74,471)
Accumulated depreciation	(84,746)
Balance at the end of the year	$(159,217)

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
4.     Minimum Future Rental Revenues
The future minimum base rental income to be received under non-cancelable tenant operating leases at December 31, 2022 is summarized as follows (in thousands):

Future Minimum Rents
2024	$47,264
2025	47,788
2026	48,364
2027	49,317
2028	49,882
Thereafter	557,556
Total	$800,171
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