Form 10-Q
period 2025-03-31
Blue Owl Real Estate Net Lease Trust
filed 2025-05-09
CIK 1944366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2025, the issuer had the following shares outstanding: 232,642,020 Class S shares, 31,585,109 Class N shares, 4,565,459 Class D shares, and 273,772,268 Class I shares.

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
• the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, geopolitical uncertainty (including the imposition of tariffs and counter-tariffs), and changes in government rules, regulations and fiscal policies;
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
•since there is no public trading market for our common shares of beneficial interest par value $0.01 (“common shares” or “shares”), repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan (the “Share Repurchase Plan”) provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our Board of Trustees may make exceptions to, modify and suspend our Share Repurchase Plan if, in its judgement, it deems such action to be in our best interest. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid;
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
For more information regarding these and other risks and uncertainties that we face, refer to Part I. Item 1A “Risk Factors” in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2025 and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$2,952,399	$2,996,309
Investments in unconsolidated real estate affiliates (includes $2,186,878 and $1,742,086 reported at fair value as of March 31, 2025 and December 31, 2024, respectively)	2,192,391	1,747,787
Investments in leases – Financing receivables, net	311,907	535,273
Investments in real estate debt (includes $831,964 and $619,476 reported at fair value as of March 31, 2025 and December 31, 2024, respectively)	998,975	696,052
Intangible assets, net	167,945	168,101
Cash and cash equivalents	174,625	112,718
Restricted cash	46,136	50,069
Other assets	63,232	71,279
Total assets	$6,907,610	$6,377,588

Liabilities and Equity
Mortgage notes and credit facilities, net	$1,437,640	$1,627,748
Unsecured senior notes, net	126,496	126,345
Due to affiliates	153,304	140,091
Accounts payable and accrued expenses	98,150	100,564
Other liabilities	128,633	88,442
Total liabilities	1,944,223	2,083,190

Redeemable non-controlling interests	55,895	39,952
Redeemable common shares	30,607	56,948

Equity
Common shares — Class S, $0.01 par value per share, 212,038,904 and 186,966,766 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,120	1,870
Common shares - Class N, $0.01 par value per share, 24,524,850 and 15,155,627 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	245	152
Common shares — Class D, $0.01 par value per share, 3,974,835 and 1,751,905 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	40	18
Common shares — Class I, $0.01 par value per share, 250,368,354 and 219,267,018 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,503	2,192
Additional paid-in capital	4,814,831	4,149,362
Accumulated deficit and cumulative distributions	(163,412)	(187,297)
Accumulated other comprehensive loss	(29,943)	(18,118)
Total Shareholders' Equity	4,626,384	3,948,179
Non-controlling interests	250,501	249,319
Total equity	4,876,885	4,197,498
Total liabilities and equity	$6,907,610	$6,377,588
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	March 31, 2025	March 31, 2024
Revenues
Rental revenue	$55,746	$50,954
Income from investments in leases - Financing receivables	10,307	14,534
Total revenues	66,053	65,488

Expenses
Rental property operating	7,193	6,087
General and administrative	1,438	3,980
Management fee	16,216	8,481
Performance participation allocation	12,565	6,829
Depreciation and amortization	25,837	23,037
Total expenses	63,249	48,414

Other income (expense)
Income from unconsolidated real estate affiliates	109,387	33,300
Loss on dispositions of real estate	(2,180)	—
Interest expense	(20,174)	(37,265)
Interest income	20,180	3,245
Other expense, net	(843)	(236)
Total other income (expense), net	106,370	(956)
Net income before income taxes	$109,174	$16,118
Income tax expense	279	304
Net income	108,895	15,814
Net income attributable to non-controlling interests	(6,527)	(1,683)
Net income attributable to ORENT shareholders	$102,368	$14,131
Net income per common share – basic	$0.22	$0.06
Net income per common share – diluted	$0.22	$0.06
Weighted-average common shares outstanding, basic	474,322,703	237,219,985
Weighted-average common shares outstanding, diluted	505,312,478	265,957,560

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Three months ended
	March 31, 2025	March 31, 2024
Net income	$108,895	$15,814
Other comprehensive income (loss):
Change in unrealized (loss) gain on derivative instruments	(14,224)	21,412
Change in unrealized (loss) gain on AFS investments in real estate debt	(1,542)	234
Foreign currency translation adjustment	3,208	(7,046)
Other comprehensive (loss) income	(12,558)	14,600
Comprehensive income	96,337	30,414
Comprehensive income attributable to non-controlling interests	(5,795)	(3,247)
Comprehensive income attributable to ORENT shareholders	$90,542	$27,167
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$1,870	$152	$18	$2,192	$4,149,362	$(18,118)	$(187,297)	$3,948,179	$249,319	$4,197,498
Common shares issued	263	92	22	321	709,816	—	—	710,514	—	710,514
Offering costs	—	—	—	—	(21,231)	—	—	(21,231)	—	(21,231)
Distribution reinvestment	18	1	—	19	39,364	—	—	39,402	—	39,402
Common share repurchases	(25)	—	—	(35)	(61,071)	—	—	(61,131)	—	(61,131)
Converted common shares	(6)	—	—	6	—	—	—	—	—	—
Amortization of restricted share grants	—	—	—	—	70	—	—	70	—	70
Net income (Net income of $983 allocated to redeemable NCI)	—	—	—	—	—	—	102,368	102,368	5,544	107,912
Other comprehensive loss (Other comprehensive loss of $107 allocated to redeemable NCI)	—	—	—	—	—	(11,825)	—	(11,825)	(626)	(12,451)
Distributions declared on common shares ($0.1750 gross per share)	—	—	—	—	—	—	(78,483)	(78,483)	—	(78,483)
Redeemable common share measurement adjustment	—	—	—	—	127	—	—	127	—	127
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	54	54
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(5,203)	(5,203)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	36	—	—	36	—	36
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(1,642)	—	—	(1,642)	1,413	(229)
Balance at March 31, 2025	$2,120	$245	$40	$2,503	$4,814,831	$(29,943)	$(163,412)	$4,626,384	$250,501	$4,876,885

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$921	$—	$45	$1,016	$1,948,355	$3,052	$(132,638)	$1,820,751	$256,715	$2,077,466
Common shares issued	251	—	5	268	531,896	—	—	532,420	—	532,420
Offering costs	—	—	—	—	(14,080)	—	—	(14,080)	—	(14,080)
Distribution reinvestment	8	—	—	9	17,293	—	—	17,310	—	17,310
Common share repurchases	(8)	—	—	(8)	(16,871)	—	—	(16,887)	—	(16,887)
Converted common shares	—	—	(47)	46	1	—		—	—	—
Amortization of restricted share grants	—	—	—	—	(334)	—	—	(334)	—	(334)
Net income (Net income of $103 allocated to redeemable NCI)	—	—	—	—	—	—	14,131	14,131	1,579	15,710
Other comprehensive income (Other comprehensive income of $95 allocated to redeemable NCI)	—	—	—	—	—	13,035	—	13,035	1,469	14,504
Distributions declared on common shares ($0.1749 gross per share)	—	—	—	—	—	—	(39,209)	(39,209)	—	(39,209)
Redeemable common share measurement adjustment	—	—	—	—	(15)	—	—	(15)	—	(15)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	38	38
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(8,147)	(8,147)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(125)	—	—	(125)	—	(125)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(5,102)	—	—	(5,102)	4,790	(312)
Balance at March 31, 2024	$1,172	$—	$3	$1,331	$2,461,018	$16,087	$(157,716)	$2,321,895	$256,444	$2,578,339
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statement of Cash Flows
(in thousands, except per share data)

	Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$108,895	$15,814

Adjustments to reconcile net income to cash provided by operating activities:
Management fee	16,216	8,481
Performance participation allocation	12,565	6,829
Depreciation and amortization	25,837	23,037
Amortization of tenant lease inducement	751	409
Straight-line rent adjustment	(5,125)	(5,112)
Accretion of tenant loan receivable	(1,684)	(3,636)
Amortization of below-market lease intangibles	(89)	(61)
Amortization of deferred financing costs	1,288	1,140
Capitalized interest on real estate under development	(446)	—
Income from unconsolidated real estate affiliates	(109,387)	(33,300)
Loss on dispositions of real estate	2,180	—
Lease right of use asset amortization	164	164
Net loss on derivative instruments not designated as hedges	1,388	—
Net unrealized gain on investments in real estate debt	(827)	—
Net unrealized loss on fair value of DST financing obligation	265	—
Amortization of off-market caps	43	2,191
Amortization of restricted shares	129	113
Distribution of earnings from unconsolidated real estate affiliates	33,039	16,670
Non-cash interest expense on affiliate line of credit	—	3,558
Provision for current expected credit losses	(4,471)	(1,018)
Other	—	(21)
Change in assets and liabilities:
Increase (decrease) in other assets	57	(542)
Decrease in due to affiliates	(41)	(3,853)
Increase in accounts payable and accrued expenses	5,742	3,156
(Decrease) increase in other liabilities	(1,438)	2,885
Net cash provided by operating activities	$85,051	$36,904

Cash flows from investing activities:
Acquisitions of real estate	(28,453)	—
Payments for real estate under development	(13,158)	—
Proceeds from disposition of real estate	137,322	—
Acquisitions of intangible assets	(3,373)	—
Capital improvements to real estate	(551)	(2,717)
Investments in leases - financing receivable	(74,133)	(3,122)
Purchase of investments in real estate debt	(331,854)	—
Sale of investments in real estate debt	23,848	5,087
Investment in unconsolidated real estate affiliates	(257,916)	(525,575)
Return of capital from investment in unconsolidated real estate affiliates	32,078	—
Cash flows from off-market interest rate swaps and caps	—	2,544
Net cash used in investing activities	$(516,190)	$(523,783)

Cash flows from financing activities:
Proceeds from issuance of common shares	709,891	532,420
Payment of distributions to common shareholders	(39,899)	(18,942)
Proceeds from issuance of non-controlling interests	54	39
Payment of distributions to non-controlling interests	(5,339)	(4,992)
Repurchase of common shares	(102,225)	(16,887)
Redemption of non-controlling interests	—	(3,513)
Proceeds from DST Program	39,140	4,523
Borrowings under revolving credit facility	153,000	300,273
Repayment of revolving credit facility	(321,950)	(40,196)
Borrowings under mortgage notes	57,750	—
Repayment of mortgage notes	—	(139,461)
Repayment of other borrowings	—	(134,150)
Payment of deferred financing costs	(942)	(989)
Net cash provided by financing activities	$489,480	$478,125
Net change in cash and cash equivalents and restricted cash	58,341	(8,754)
Cash and cash equivalents and restricted cash, beginning of period	162,787	136,669
Effects of currency translation on cash, cash equivalents, and restricted cash	(367)	(146)
Cash and cash equivalents and restricted cash, end of period	$220,761	$127,769

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet
Cash and cash equivalents	$174,625	$55,135
Restricted cash	46,136	72,634
Total cash and cash equivalents and restricted cash	$220,761	$127,769

Supplemental disclosures:
Interest paid	$18,157	$20,388
Income taxes paid	$926	$—
Accrued unpaid amounts for real estate under development	$8,649	$—
Accrued unpaid amounts for capital improvements to real estate	$2,186	$1,797
Accrued unpaid amounts for other intangible assets	$26,811	$28,027

Non-cash investing and financing activities:
Contribution of real estate assets for investment in unconsolidated real estate affiliate	$142,357	$—
Assumption of other borrowings in conjunction with investments in unconsolidated real estate affiliates	$—	$287,444
Issuance of redeemable Class I Shares as interest payment for the affiliate line of credit	$—	$3,603
Issuance of redeemable Class I Shares as settlement of the management fee	$14,880	$7,463
Redeemable non-controlling interest issued as settlement of performance participation allocation	$15,719	$—
Allocation to redeemable non-controlling interest	$(36)	$125
Allocation to redeemable common shares	$(127)	$15
Distribution reinvestment	$39,364	$17,293
Accrued distributions for common shareholders	$27,176	$14,057
Accrued distributions for non-controlling interests	$1,838	$1,674
Accrued shareholder servicing fees	$116,963	$63,005
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands)
1.    Organization and Nature of the Business
Blue Owl Real Estate Net Lease Trust (formerly, Oak Street Net Lease Trust) (“we”, “us”, “our”, “ORENT”, and the “Company”) was formed on April 4, 2022 as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl Capital Inc. (“Blue Owl”) on August 9, 2022. The Company invests primarily in a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors across the United States and Canada, and to a lesser extent, Europe. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP (formerly OakTrust Operating Partnership L.P.), a Delaware limited partnership (“NLT OP” or “Operating Partnership”). Substantially all of the Company’s business is conducted through NLT OP. As of March 31, 2025, ORENT owns 94.0% of NLT OP. The Company and NLT OP are externally managed by an adviser, Blue Owl Real Estate Capital LLC (formerly, Oak Street Real Estate Capital, LLC) (“Blue Owl Real Assets” or “Adviser”), a subsidiary of Blue Owl. The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and board of trustees (the “Board of Trustees”).
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
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and its management does not distinguish the principal business, or group the operations, by geography, property type, lease classification, investment type, or any other grouping for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment as of March 31, 2025.
As of March 31, 2025, the Company owned 209 investments in real estate, 15 investments in real estate leases, and 20 build-to-suit assets currently in development, including industrial, retail, and office properties. Additionally, the Company holds interest in five joint ventures that are included in investments in unconsolidated real estate affiliates, including STORE Capital LLC and Waterparks LLC (collectively “STORE”). STORE owns 3,366 properties which are leased to 654 tenants on a triple-net lease basis. As of March 31, 2025, the Company holds an 18.9% ownership interest in STORE. The Company’s investment in STORE qualifies as a significant investment under SEC Regulation S-X 10-01(b) (refer to Note 5 - Investments in Unconsolidated Real Estate Affiliates). The Company also holds investments in real estate debt which consist of securities and loans (refer to Note 6 - Investments in Real Estate Debt).
On September 1, 2022, the Company commenced the offering of its common shares through a continuous private placement offering (“Private Offering”), under Regulation D of the Securities Act of 1933, as amended (the “1933 Act”). As of March 31, 2025 the Company is authorized to issue an unlimited number of each of its four classes of shares of its common shares (Class S shares, Class N shares, Class D shares, and Class I shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. The initial offering price for shares sold through the Private Offering was $10.00 per share. The Company conducts periodic closings and sells shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the audit committee of the Board of Trustees, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
On August 31, 2023, the Company, through NLT OP, initiated a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3,000,000 of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”) to “accredited investors”, as that term is defined under Regulation D promulgated by the SEC under the 1933 Act in private placements exempt from registration pursuant to Section 4(a)(2) of the 1933 Act (the “DST Offerings”).

As of March 31, 2025, the Company has raised proceeds of $92,146 from the DST Program. See Note 7 - DST Program for additional information.
2.    Summary of Significant Accounting Policies and Estimates
The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”). The Condensed Consolidated Financial Statements include the accounts of the Company, the Company’s subsidiaries, and investments in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2025.
Principles of Consolidation
The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. In general, a VIE is a legal entity that (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, (b) does not have equity investors with voting rights, or ( c) has equity investors whose votes are disproportionate from their economics and substantially all of the activities are conducted on behalf of the investor with disproportionately fewer voting rights. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. As part of its VIE considerations, the Company considers any indirect interests and any applicable relationships, including related parties.
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
When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected the fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. Equity method investments for which the Company has elected the FVO are initially recorded at fair value and subsequently adjusted for the Company’s pro-rata shares of the changes in fair value.
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

The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable based on the information available as of March 31, 2025. However, uncertainty over the current global economic environment conditions, including the persistence of elevated inflation and interest rate volatility, in conjunction with global economic and geopolitical uncertainty, including the ongoing conflicts in Eastern Europe, the Middle East, and the North Africa region and the U.S. government’s imposition of tariffs and the counter-tariffs imposed by other countries, and the impact on the Company’s operations may cause actual results to differ materially from those estimates.
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
Investments in Unconsolidated Real Estate Affiliates
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates, as this election aligns the accounting for GAAP and the calculation of monthly NAV for these investments. The Company therefore reports these investments at fair value in Investments in unconsolidated real estate affiliates on the Condensed Consolidated Balance Sheet. Changes in the fair value of equity method investments under the FVO are recorded as Income from unconsolidated real estate affiliates in the Condensed Consolidated Statement of Operations.
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
Distributions received from equity method investments are classified using the nature of distributions approach. Distributions received are classified based on the nature of the activity or activities that generated the distributions as a return on the investment, which are classified as cash inflows from operating activities, or a return of investment, which are classified as cash inflows from investing activities. Transaction costs associated with the equity method investments are expensed as incurred. Investments made, including the transaction costs, for equity method investments are classified as cash outflows from investing activities in the Condensed Consolidated Statement of Cash Flows.
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
Valuation of assets and liabilities measured at fair value
Certain of the Company’s investments in real estate debt and FVO equity method investments are reported at fair value. As of March 31, 2025, the Company’s investments in real estate debt reported at fair value, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as term, revolver, and mezzanine loans secured by real estate assets, presented collectively as commercial real estate loans. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable. Certain of the Company’s investments in real estate debt are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to Note 6 - Investments in Real Estate Debt for additional details on the Company’s investments in real estate debt.
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its pro rata share of the investments’ equity at fair value. The investments’ underlying real estate holdings and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying real estate holdings is generally determined using the income capitalization valuation method. As of March 31, 2025, the weighted average capitalization rate utilized was 7.0%. The fair value of the underlying debt is determined by discounting the future contractual cash flows to the present value using current market interest rates. As of March 31, 2025, the weighted average interest rate utilized was 5.1%.
The Company’s derivative financial instruments are reported at fair value and consist of interest rate and foreign currency contracts. The calculation of the fair value of derivative instruments is complex and different inputs in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments included in our financial statements. The fair values of the Company’s interest rate and foreign currency contracts were estimated using advice from a third-party derivative specialist, based on cash flows and observable inputs comprising of yield curves, foreign currency rates, and credit spreads (Level 2 inputs). Fair value information relating to derivative financial instruments is provided in Note 10 - Derivative Financial Instruments.
The Company has elected to account for the DST financing obligation arising from the repurchase option on the sale of DST Interests to third parties through the Company’s DST Program at fair value. The fair value of the Company’s DST Program obligation is determined based on changes in fair value of the underlying assets held by the DST Interests as well as undistributed earnings related to DST Interests owned by third parties.
The following table details the Company’s assets measured at fair value on a recurring basis:

	March 31, 2025			December 31, 2024
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investments in unconsolidated real estate affiliates	$—	$2,186,878	$2,186,878	$—	$1,742,086	$1,742,086
Investments in real estate debt	683,627	148,337	831,964	505,537	113,939	619,476
Interest rate hedging derivatives (1)	2,245	—	2,245	13,546	—	13,546
Foreign currency hedging derivatives (1)	4,270	—	4,270	3,661	—	3,661
Total	$690,142	$2,335,215	$3,025,357	$522,744	$1,856,025	$2,378,769

Liabilities:
Interest rate hedging derivatives (2)	$4,323	$—	$4,323	$1,922	$—	$1,922
Foreign currency hedging derivatives (2)	4,628	—	4,628	2,630	—	2,630
DST financing obligation (2)	—	91,599	91,599	—	52,123	52,123
Total	$8,951	$91,599	$100,550	$4,552	$52,123	$56,675
(1) Included within Other assets within the Condensed Consolidated Balance Sheets.
(2) Included within Other liabilities within the Condensed Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Investments in real estate debt	Investments in unconsolidated real estate affiliates	Total Assets	DST Financing Obligation
Balance as of December 31, 2024	$113,939	$1,742,086	$1,856,025	$52,123
Purchases	46,727	400,335	447,062	—
Sales	(13,204)	—	(13,204)	—
Distributions received	—	(65,000)	(65,000)	—
DST Program proceeds	—	—	—	39,140
Included in net income
Realized loss on sale of DST interests	—	—	—	71
Unrealized loss on fair value of DST financing obligation	—	—	—	265
Gain on fair value of investments in real estate debt	875	—	875	—
Income from unconsolidated real estate affiliates measured at fair value	—	109,457	109,457	—
Balance as of March 31, 2025	$148,337	$2,186,878	$2,335,215	$91,599
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
Valuation of liabilities not measured at fair value
As of March 31, 2025 and December 31, 2024, the fair value of the Company’s unsecured term loan credit facility, unsecured revolving credit facility, mortgages payable, and unsecured senior notes was $25 and $910 below carrying value, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 9 – Debt.
Allowance for Credit Losses
The Company analyzes its Investments in leases - Financing receivables, net, certain of its investments in real estate debt which are held-to-maturity and its investment in loans receivable, which are included within Investments in real estate debt in our Condensed Consolidated Balance Sheet, for potential credit losses under the current expected credit losses (“CECL”) model. The allowance for credit losses is measured, considering the Company’s ownership of the leased asset, using a probability of default method based on the lessee’s and borrower’s respective credit ratings, the expected value related to releasing underlying assets or collateral, our historical loss experiences, and other factors related to other sale-leasebacks accounted for as financing receivables, our investments in real estate debt held-to-maturity, and our investments in loans receivable. Included in our model are factors that incorporate forward-looking information. Changes in the allowance for credit losses are subsequently included in the Company’s Condensed Consolidated Statements of Operations within General and administrative expenses and as a reduction to Investments in leases - Financing receivables, net and Investments in real estate debt on our Condensed Consolidated Balance Sheet. As of March 31, 2025 and December 31, 2024, the Company has recorded an allowance for credit losses of $18,463 and $22,934, respectively, related to its Investments in leases - Financing receivables, net. As of March 31, 2025 and December 31, 2024, the Company has not recorded an allowance for credit losses related to its investments in real estate debt designated as held-to-maturity or its investments in loans receivable. Refer to Note 6 - Investments in Real Estate Debt for additional information.
Earnings Per Share
Basic net income per common share is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.
The impact of the vested restricted Class I shares held by our trustees is included in our calculation of basic earnings per share. Redeemable Class I shares issued to the Adviser as payment for management fees and interest on the affiliate line of credit and incentive compensation awards of units of NLT OP (“OP Units”) to certain employees of the Adviser are included in our calculation of diluted earnings per share.
Share-Based Compensation
We compensate each of our non-employee trustees on the Board of Trustees who are not affiliated with Blue Owl with an annual retainer of restricted Class I shares as part of their compensation for services on the Board of Trustees. See Note 13 - Equity and Non-Controlling Interest for additional information regarding share-based compensation. We recognize compensation expense related to share-based awards to our independent trustees in our condensed consolidated financial statements based on the fair value of the award on the date of grant.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company considers the applicability and impact of all accounting standards and pronouncements issued by the FASB. Accounting standards and pronouncements not yet adopted were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s results of operations, financial position, and cash flows.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires the disclosure of tax rate reconciliations, amount of income taxes separate by federal and individual jurisdiction, and the amount of income (loss) from operations before income tax expense (benefit) disaggregated between federal, state and foreign. The amendments in ASU 2023-09 apply to all entities subject to Topic 740. The ASU is effective for annual periods beginning after December 15, 2024. Entities may elect to apply the amendments either prospectively or retrospectively. Early adoption is permitted. Entities may elect to apply the amendments either prospectively or retrospectively. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for PBEs. The ASU does not change the expense caption an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in ASU 2024-03 apply to all PBEs, including entities that file or furnish financial statements with the SEC, inclusive of brokers and dealers in securities and voluntary filers. The ASU should be adopted prospectively, however, retrospective adoption is permitted. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income - Expense Disaggregation Disclosures, which clarified the effective date of ASU 2024-03. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Entities may elect to apply the amendments either prospectively or retrospectively. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.
3.     Acquisitions and Dispositions
Acquisitions
The following table sets forth the acquisition values, number of properties, and total rentable square feet of gross leasable area (“GLA”) of the Company for the three months ended March 31, 2025. For acquisitions not denominated in USD, the amounts have been presented in USD at the prevailing foreign exchange rate on the acquisition date:

	Three Months Ended March 31, 2025
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Retail	$105,081	16	160
The Company did not acquire any properties during the three months ended March 31, 2024.
The following table details the purchase price allocation for the properties acquired during the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Buildings	$20,236
Land and land improvements	7,339
Financing receivables	74,133
In-place lease intangibles	1,448
Other lease intangibles	1,925
Total Purchase Price	$105,081
Dispositions
During the three months ended March 31, 2025, the Company contributed 15 LV Petroleum properties and a mortgage loan with a net value of $279,679 to LVP Portfolio Master REIT LLC (“LV Petroleum JV”) in exchange for a 50.9% ownership interest in LV Petroleum JV and cash proceeds of $137,322. In conjunction with the contribution, the Company recognized a loss on disposition of $2,180 due to the reversal of non-cash accretion of tenant loan receivables. The properties were previously accounted for as failed sale-leaseback transactions and primarily included within Investments in leases - Financing receivables. The Company did not dispose of any properties during the three months ended March 31, 2024. See Note 5 - Investments in Unconsolidated Real Estate Affiliates for additional information.

4.    Investments in Real Estate, net
Investments in real estate, net consisted of the following:

	March 31, 2025	December 31, 2024
Buildings	$2,468,530	$2,441,729
Land and land improvements	611,559	603,069
Furniture, fixtures and equipment	877	—
Construction in process	54,185	110,728
Total	3,135,151	3,155,526
Accumulated depreciation	(182,752)	(159,217)
Investments in real estate, net	$2,952,399	$2,996,309
No construction in progress was placed into service during three months ended March 31, 2025 and 2024.
The total rentable square feet of GLA of the Company was 19,228 and 15,296 thousand square feet as of March 31, 2025 and 2024, respectively, of which approximately 99% and 100% was leased, respectively.
5.    Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties. As of March 31, 2025 and December 31, 2024, investments in unconsolidated real estate affiliates were $2,192,391 and $1,747,787, respectively.
LV Petroleum
During the three months ended March 31, 2025, the Company contributed 15 of its LV Petroleum assets and a mortgage loan for cash proceeds of $137,322 and a 50.9% interest in LV Petroleum JV, a joint venture with Blue Owl Promote G II LLC, valued at $142,357. The Company has elected to account for the investment using the FVO under ASC 825. During the three months ended March 31, 2025, LV Petroleum JV made distributions of $65,860, of which the Company received $33,523, including return of capital distributions of $32,078.
CoreWeave
On August 27, 2024, the Company made an indirect investment of $11,812 through BOREC Spider Member LLC in Project Spider JV LLC (“CoreWeave JV”). CoreWeave JV was formed to facilitate the investment of BOREC Spider Member LLC and AREP Chirisa CTP2 JV LLC to fund the development of a single-story data center leased to CoreWeave, Inc. in a build-to-suit arrangement. As part of its investment in CoreWeave JV, BOREC Spider Member LLC has agreed to fund its 95% share of the estimated total development cost of $726,895 through pro-rata capital contributions over the course of approximately 23 months, including amounts funded as of March 31, 2025. The Company holds a 15% membership interest in BOREC Spider Member LLC. The Company has elected to account for the investment using FVO under ASC 825. During the three months ended March 31, 2025, the Company contributed an additional $2,150 to fund capital calls initiated by CoreWeave JV to BOREC Spider Member LLC. Additionally, BOREC Spider Member LLC made distributions of $15,204, of which the Company received $2,281.
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

On February 6, 2024, subsidiaries of the Company entered into promissory notes with SuNNNy Days, LLC, an affiliate of GIC, to borrow $287,844 (the “FIPA Loan”) in exchange for assignment of ownership of the remaining units OS Aggregator was required to purchase under the FIPA. Such assignment resulted in OS Aggregator reaching an indirect 25% membership interest in STORE and meeting the obligations of the FIPA. The FIPA Loan had an interest rate of 9.0% and a term of 18 months, with a maturity date of August 1, 2025. During the year ended December 31, 2024, the Company repaid the FIPA Loan through the use of proceeds from the issuance of common shares.
On February 24, 2025, the Company, through OS Aggregator, and other vehicles managed by Blue Owl Real Assets (together with the Company, “Blue Owl Vehicles”) entered into a Membership Interest Purchase Agreement, pursuant to which Blue Owl Vehicles acquired an additional 26% indirect interest (the “Transaction”) in STORE, resulting in a total 51% indirect ownership interest in STORE. In conjunction with the Transaction, the Company funded an additional $252,145, plus its pro rata share of transaction costs, through OS Aggregator to acquire an additional 2.5% indirect interest in STORE. Following the close of the Transaction, the Company’s investment represents 18.9% of indirect ownership interest in STORE. Additionally, the Company has agreed to fund up to a maximum of $474,150 for incremental indirect interests in STORE.
During the three months ended March 31, 2025, OS Aggregator made distributions of $39,442, of which the Company received $28,690.
As of March 31, 2025, the Company owns a 62.6% interest in OS Aggregator. The initial and incremental investments made by the Company and affiliates of the Company in OS Aggregator were $2,970,455, representing 30.2% ownership percentage of interest in STORE. As of March 31, 2025, the fair value of the Company’s investment in STORE was $2,017,284, representing an 18.9% ownership percentage of interest in STORE.
The Company has determined that STORE is considered a significant subsidiary under SEC Regulation S-X Rule 10-01(b) as of March 31, 2025.
The following table provides summarized income statement information of STORE for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Total revenue	$303,884	$275,269
Net income	$52,674	$20,799
The following table details the Company’s investments in unconsolidated real estate affiliates:

	Ownership Percentage		Carrying Amount of Investment		ORENT's Share of Unconsolidated Entities' Income
Investment	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
STORE Capital LLC (1)	18.9%	16.4%	$2,017,284	$1,704,458	$89,371	$32,037
Blue Owl NL Opportunity Credit REIT E LLC ("Fleet Farm JV") (2)	49.1%	49.1%	5,513	5,701	(70)	141
Blue Owl NL Opportunity Credit Holdings REIT LLC ("Tenneco JV") (3)	50.9%	50.9%	28,629	28,808	327	1,122
CoreWeave JV (4)	14.3%	14.3%	7,943	8,820	(746)	—
LV Petroleum JV (5)	50.9%	—%	133,022	—	20,505	—
Total			$2,192,391	$1,747,787	$109,387	$33,300
(1)    The Company’s share of STORE’s net income includes our portion of STORE’s income and unrealized gains/losses based on our varying ownership percentage, which increased throughout the period, as well as our pro-rata share of OS Aggregator’s expenses.
(2)    On August 12, 2022, the Company formed Fleet Farm JV, a joint venture in which the Company holds a 49.1% interest and accounts for under the equity method of accounting. As of March 31, 2025, the joint venture wholly owns two assets that are 100% leased to a single tenant under a triple-net lease.
(3)    On June 5, 2023, the Company formed Tenneco JV, a joint venture in which the Company holds a 50.9% interest and accounts for using the FVO under ASC 825. As of March 31, 2025, the joint venture wholly owns six assets that are 100% leased to a single tenant under triple-net leases.

(4)    The Company’s share of CoreWeave JV’s net income includes our portion of CoreWeave JV’s income based on our ownership percentage, as well as our pro-rata share of BOREC Spider Member LLC’s expenses. As of March 31, 2025, the joint venture wholly owns an asset that is 100% leased to a single tenant who will commence paying rent when development is substantially complete.
(5)    As of March 31, 2025, the joint venture wholly owns 15 assets that are 100% leased to a single tenant under a triple-net lease.

6.    Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt:

	March 31, 2025
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR+4%	11/6/2034	$682,050	$683,011	$683,627
Commercial real estate loan (3)	12%	10/15/2028	148,337	147,511	148,337
Total investments in real estate debt (4)	9%		$830,387	$830,522	$831,964

	December 31, 2024
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 4%	4/29/2036	$503,280	$503,379	$505,537
Commercial real estate loan (3)	12%	4/5/2028	114,089	113,939	113,939
Total investments in real estate debt (4)	9%		$617,369	$617,318	$619,476
__________________
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.
(2)The weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)The borrowers for the commercial real estate loans are NLCA Real Estate Holdings, LLC, MBV-AL Holdco II, LLC and Legacy 1001 Minneapolis Venture Mezz, LLC.
(4)Total investments in real estate debt per the tables above exclude our investments in loans receivable and debt investments classified as held-to-maturity, described below in Other Investments.

The following table details the credit rating of the Company’s investments in real estate debt:

	March 31, 2025			December 31, 2024
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Aaa	$41,633	$41,555	5%	$25,695	$25,675	4%
Aa3	5,856	5,883	1%	6,072	6,091	1%
AA-	5,102	5,066	1%	21,437	21,441	3%
A-	102,008	102,036	12%	91,631	91,848	15%
A3	8,146	8,187	1%	8,189	8,262	1%
Baa3	3,007	3,021	—%	3,007	3,037	—%
BBB	12,017	11,919	1%	12,017	12,032	2%
BBB-	109,291	109,392	13%	84,391	84,886	14%
Ba2	31,645	31,639	4%	31,646	31,674	5%
BB+	6,497	6,489	1%	6,629	6,656	1%
BB	27,261	27,327	3%	17,348	17,548	3%
Ba3	40,056	40,068	5%	40,057	40,357	7%
BB-	180,297	179,829	21%	115,158	115,528	19%
B1	70,007	70,878	9%	—	—	—%
B-	40,188	40,338	5%	40,102	40,502	7%
Private Commercial Real Estate Loan (Unrated)	147,511	148,337	18%	113,939	113,939	18%
Total	$830,522	$831,964	100%	$617,318	$619,476	100%

The following table provides the activity for the real estate-related securities for the three months ended March 31, 2025:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities as of December 31, 2024	$503,379	$2,158	$505,537
Face value of real estate-related securities acquired	189,101	—	189,101
Sale of real estate-related securities	(10,755)	—	(10,755)
Realized gain on sale of real estate-related securities	111	—	111
Sale of accrued interest associated with real estate-related securities	1,175	—	1,175
Unrealized loss on real estate securities	—	(1,542)	(1,542)
Real estate-related securities as of March 31, 2025	$683,011	$616	$683,627
Other Investments
Investments in securities for which the Company has the intent and ability to hold until maturity are classified as held-to-maturity and presented at amortized cost. As of March 31, 2025 and December 31, 2024, the Company had $146,035 and $48,941 of CMBS classified as held-to-maturity with weighted maturity dates of September 19, 2029 and December 15, 2029, respectively.
During the year ended December 31, 2024, the Company acquired land related to build-to-suit properties for a total purchase price of $28,827 which is being accounted for as an investment in loans receivable and are held at amortized cost. Direct costs associated with originating loans are deferred and amortized as an adjustment to interest income over the term of the related loan receivable. During the three months ended March 31, 2025, the Company contributed properties for an interest in LV Petroleum JV, including two of its build-to-suit properties with a balance of $6,623. See Note 5 - Investments in Unconsolidated Real Estate Affiliates for additional information. As of March 31, 2025 and December 31, 2024, the Company held 20 and 22 investments in loans receivable related to build-to-suit arrangements with a total balance of $20,976 and $27,635, respectively, which are included within Investments in real estate debt in the Condensed Consolidated Balance Sheet. The remaining loans are expected to mature within 9 months.
The Company analyzes its held-to-maturity CMBS investments and its investment in loans receivable for potential credit losses under the CECL model. As of March 31, 2025 and December 31, 2024, the Company has not recorded an allowance for credit losses related to its held-to-maturity CMBS investments or its investment in loans receivable.
7.    DST Program
On August 31, 2023, the Company, through NLT OP, initiated a DST Program to issue and sell up to a maximum aggregate offering amount of $3,000,000 of Interests in one or more DSTs holding DST Properties in private placement. Under the DST Program, DST Properties, which may be sold, contributed, sourced, or otherwise seeded from the Company’s real properties held through NLT OP or from third parties, will be held in one or more DSTs and leased back by a wholly owned subsidiary of NLT OP in accordance with corresponding master lease agreements. NLT OP will have the right, but not the obligation, to acquire the Interests in the applicable DST from the beneficial owners or the applicable DST’s right, title, interest in any portion of the DST Properties from the beneficial owners, in each case, in exchange for cash or OP Units, at a purchase price equal to the fair market value of the beneficial owner’s interest in one or more of the DST Properties (“FMV Buyback Option”). The FMV Buyback Option is exercisable during the one-year option period beginning two years from the final closing of the applicable DST Offering or in such other time frame as provided for in the applicable DST arrangement. After a one-year holding period, investors who receive OP Units pursuant to the FMV Buyback Option generally have the right to cause NLT OP to redeem all or a portion of their OP Units for, at the Company’s sole discretion, common shares of the Company, cash, or a combination of both.
The proceeds received from the DST are accounted for as a financing obligation liability on the Condensed Consolidated Balance Sheets. The sale of Interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the FMV Buyback Option retained by NLT OP and in accordance with ASC 842, the property will remain on the Company’s Condensed Consolidated Balance Sheet. The Company has elected to account for the DST financing obligation using the FVO in accordance with ASC 825 and thus applies the FVO for each financial obligation recognized as Interests are sold, thus the election is occurring on an instrument-by-instrument basis. When the FVO is elected for a financial obligation, the Company subsequently measures the instrument at fair value and separately presents the changes in fair value resulting from instrument specific credit risk, if any, in other comprehensive income. The impact of changes in fair value other than those related to instrument specific credit risk are recorded in earnings, which represents a debit or credit entry, with the offset recorded as an adjustment to the financial obligation each reporting period.
Under the applicable master lease agreements, the Company is responsible for ongoing property management and for making fixed payments to the DST regardless of whether the DST Properties’ cash flows are sufficient to cover the payment. Accordingly, a holder of the DST’s beneficial interest receives a fixed payment from the Company and the potential for capital appreciation through the FMV Buyback Option. In exchange for these payments, the Company is entitled to receive the operating cash flows from the properties. For financial reporting purposes, the DST entities are not consolidated by the Company, but the underlying Properties and related mortgage debt are included in the condensed consolidated financial statements due to the resulting failed sale-leaseback transactions. The DST Property operations, including rental revenues and property operating expenses associated with the underlying property of each master lease and the master lease payment expense, are included in the respective line items on the Condensed Consolidated Statements of Operations.
As the FMV Buyback Option is exercised, the financial obligation is settled and is derecognized on the Company’s balance sheet. Upon exercise, management would record the fair value adjustment to its financial obligation to reflect the value of the underlying properties at the date of exercise, and realize a gain or loss, as applicable.
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
During the three months ended March 31, 2025, the Company sold one industrial asset to a DST as part of its second DST Offering of $60,900. The Company did not sell or contribute any assets to a DST during the year ended December 31, 2024. During the year ended December 31, 2023, the Company contributed two industrial assets to a DST as part of the initial DST Offering of $85,300. A wholly owned subsidiary of the Company leased back the assets held in the DSTs in accordance with master lease agreements.
During the three months ended March 31, 2025 and 2024, the Company raised gross proceeds of $39,917 and $4,523 from its DST Program, including $448 and $45 of upfront fees earned at closing, respectively. From inception of the DST Program through March 31, 2025, the Company has raised gross proceeds of $92,146. The DST financing obligation was $91,599 and $52,123 as of March 31, 2025 and December 31, 2024, respectively, and is included within Other liabilities on the Condensed Consolidated Balance Sheets. We account for payments made to the DST under the master lease as a reduction of our financial obligations prior to remeasuring the fair value. The unrealized loss for the three months ended March 31, 2025 was $265, and is net of $1,303 of payments made under the master lease and distributions received of $525. The unrealized loss for the three months ended March 31, 2024 was $241, and is net of $1,151 of payments made under the master lease and distributions received of $1,084. The upfront fees earned at closing are included within Other expense, net on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024.

8.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following:

		March 31, 2025			December 31, 2024
	Weighted Average Life (Years)	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net
Intangible lease assets
In-place lease intangibles	14.5	$109,084	$(17,976)	$91,108	$107,642	$(15,978)	$91,664
Other lease intangibles (1)	14.7	84,606	(7,769)	76,837	82,696	(6,259)	76,437
Total intangible lease assets	14.6	$193,690	$(25,745)	$167,945	$190,338	$(22,237)	$168,101
(1)    Includes total tenant lease inducement balance of $60,834 and $60,676 as of March 31, 2025 and December 31, 2024.

Amortization expense related to the intangible lease assets for the three months ended March 31, 2025 was $3,511, of which $2,760 and $751 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statement of Operations. The amount included in rental revenue is related to tenant inducements and is a reduction to revenue.
Amortization expense related to the intangible lease assets for three months ended March 31, 2024 was $2,556, of which $2,147 and $409 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statement of Operations. The amount included in rental revenue is related to tenant inducements and is a reduction to revenue.
The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of March 31, 2025 is as follows:

	In-Place Tenant Lease Intangible Assets	Other Lease Intangibles
2025 (remaining)	$6,046	$4,593
2026	8,061	6,124
2027	8,061	6,124
2028	8,061	6,124
2029	8,061	6,123
2030	8,061	6,124
Thereafter	44,757	41,625
Total	$91,108	$76,837
As of March 31, 2025 and December 31, 2024, the gross carrying amount of the Company’s below market lease intangibles was $5,931 and $5,931, with accumulated amortization of $608 and $519, respectively. The below market lease intangibles, net of accumulated amortization, are included in Other liabilities within our Condensed Consolidated Balance Sheet.

9.    Debt
The following table details the mortgage notes and credit facilities of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)(7)	Weighted Average Maturity Date	Maximum Facility Size	March 31, 2025	December 31, 2024
Mortgage notes & credit facilities:
Unsecured term loan credit facility (2)	S + 1.35%	8/11/2027	$1,165,500	$1,165,500	$1,165,500
Unsecured revolving credit facility (3)	S + 1.40%	8/11/2026	$724,500	78,000	246,950
Fixed rate mortgages	5.03%	8/21/2029	N/A	101,404	99,098
Variable rate mortgages (4) (5)	S + 1.88%	4/17/2028	N/A	104,582	129,824
Deferred financing costs, net				(11,846)	(13,624)
Total Mortgage notes & credit facility, net:				$1,437,640	$1,627,748

Unsecured senior notes
Unsecured senior notes (6)	6.35%	2/2/2030	N/A	$130,000	$130,000
Deferred financing costs, net				(3,504)	(3,655)
Unsecured senior notes, net:				$126,496	$126,345
__________________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of March 31, 2025, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating-rate debt. See further discussion of outstanding interest rate swaps below.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the three months ended March 31, 2025 was 5.69% (unhedged) and 5.03% (hedged). As of March 31, 2025, we have outstanding interest rate swaps with aggregate notional values of $700,000, $250,000, $145,500, and $70,000 that are structured such that the SOFR rates result in fixed rates of 3.65%, 3.42%, 4.23%, and 3.67%, respectively.
(3)The unsecured revolving credit facility consists of USD (“USD Revolver”) and Alternative (“Alternative Revolver”) denominated currencies, and bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) adjusted floating rate, and (d) 1.0%. The adjusted floating rate for the USD Revolver is SOFR plus 0.10%, while the Alternative Revolver is EURIBOR for Euro borrowings, and CORRA plus 0.30% for Canadian Dollar borrowings. The weighted average interest rate for the unsecured revolving credit facility for the three months ended March 31, 2025 was 5.83% (unhedged) and 4.96% (hedged). During the three months ended March 31, 2025, the Company earned an additional $208 of income as a result of over hedging on our interest rate swaps. We believe the interest rate swaps are still highly effective. As of March 31, 2025, we have outstanding interest rate swaps with aggregate notional values of $30,000 and $100,000 that are structured such that the SOFR rate results in a fixed rate of 3.67% and 3.40%, respectively.
(4)During the three months ended March 31, 2025, the Company entered into a variable rate mortgage note of $57,750 secured by a property contributed to a DST as part of our DST Program. The DST obtained an interest rate swap with an aggregate notional value of $57,750 as of March 31, 2025 that is structured such that the variable rate results in a fixed rate of 4.04%. The interest on the mortgage and any amounts received or owed under the interest rate swap are borne by such DST and are not consolidated in the Company’s Condensed Consolidated Financial Statements. Additionally, the Company contributed a variable rate mortgage note of $84,500 for interest in a joint venture. Refer to Note 3 - Acquisitions and Dispositions for additional information.
(5)We have an outstanding interest rate swap with an aggregate notional value of $46,432 as of March 31, 2025 that is structured such that the variable rate results in a fixed rate of 3.74%.
(6)On August 28, 2024, NLT OP entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $29,000 of 6.24% Senior Notes, Series A, due August 28, 2028, $38,500 of 6.32% Senior Notes, Series B, due August 28, 2029, $39,500 of 6.40% Senior Notes, Series C, due August 28, 2030 and $23,000 of 6.43% Senior Notes, Series D, due August 28, 2031 (collectively, the “Notes”), to qualified institutional investors in a private placement. Interest on the notes is due semi-annually on the 28th day of February and August of each year beginning on February 28, 2025. Proceeds from the issuance of the notes were used to pay down existing indebtedness of the Company and for other general purposes.
(7)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loan and revolving credit facilities, and unsecured senior notes agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and tangible net worth thresholds, among others. As of March 31, 2025, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.

The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of March 31, 2025:

Year	Amount
2025 (remaining)	$—
2026	124,832
2027	1,165,500
2028	29,000
2029	139,904
2030	97,250
Thereafter	23,000
Total	$1,579,486
10.    Derivative Financial Instruments
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
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we use interest rate swap and interest rate cap contracts to manage our exposure on the variable rate interest debt. The Company has designated its derivative financial instruments as cash flow hedges as defined under GAAP as of March 31, 2025.
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

The following table details the Company’s outstanding derivatives:

			Notional Amount
Financial Instruments	Number of Instruments	Weighted Average Maturity Date	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps	7	1/7/2028	$1,405,432	$1,425,130
Derivatives not designated as hedging instruments
Foreign currency forward contracts (1)	3	12/6/2028	131,037	131,037
Foreign currency option contracts (1)	2	11/30/2028	104,370	104,370
Total			$1,640,839	$1,660,537
__________________
(1)The notional amount reflects the balance we expect to settle at the maturity date based on the contractual strike price at trade execution.

The fair value of our derivative financial instruments as well as their classification on our Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024 is detailed below.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2025	December 31, 2024	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives Designated as Hedging Instruments
Interest rate swaps	Other Assets	$2,245	$13,546	Other Liabilities	$4,323	$1,922
Total Derivatives Designated as Hedging Instruments		$2,245	$13,546		$4,323	$1,922

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Other Assets	$980	$808	Other Liabilities	$4,628	$2,630
Foreign currency option contracts	Other Assets	3,290	2,853	Other Liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$4,270	$3,661		$4,628	$2,630

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statement of Operations during the three months ended March 31, 2025:

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	March 31, 2025		March 31, 2025
Interest rate swap	$(11,898)	Interest Expense	$2,326
Total Derivatives Designated as Hedging Instruments	$(11,898)		$2,326
The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statement of Operations during the three months ended March 31, 2024:

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
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statement of Operations for three months ended March 31, 2025 and March 31, 2024:

	Income Statement Location	Three Months Ended
Derivatives Not Designated as Hedging Instruments		March 31, 2025	March 31, 2024
Foreign currency forward contracts	Other Expense	$(1,825)	$1,934
Foreign currency option contracts	Other Expense	437	(1,333)
Total Derivatives Not Designated as Hedging Instruments		$(1,388)	$601
11.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	March 31, 2025	December 31, 2024
Accrued ongoing servicing fees	$116,963	$101,890
Accrued management fee	11,045	9,710
Performance participation allocation	12,565	15,719
Advanced organization and offering costs	9,691	9,677
Other advanced expenses (1)	3,040	3,095
Total	$153,304	$140,091
________________
(1)Includes salaries and other invoices paid by the Adviser on behalf of and subsequently reimbursed by the Company.
Ongoing Servicing Fees
The Company accrues ongoing servicing fees payable to Blue Owl Securities LLC (the “Dealer Manager”), for ongoing services rendered to shareholders for Class S, Class N, and Class D shares equal to 0.85%, 0.50% and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The ongoing servicing fees are paid monthly in arrears.

As part of the DST Program, NLT OP is authorized to issue three additional classes of OP Units, Class S-1, Class N-1, and Class D-1 in exchange for Interests in DSTs in the event NLT OP elects to exercise its FMV Buyback Option and the participation of such OP Units in the Company’s distribution reinvestment plan. NLT OP will pay to the Dealer Manager for ongoing services rendered to shareholders for Class S-1, Class N-1, and Class D-1 OP Units equal to 0.85%, 0.50% and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of OP Units. The servicing fees will be paid monthly in arrears. Additionally, the DST Sponsor, Blue Owl Real Estate Exchange LLC, a wholly owned subsidiary of the Company, will pay to the Dealer Manager, a service fee equal to 0.25% per annum of the price per Interest sold, to be paid quarterly or monthly in arrears based on the DST Offering.
Accrued Management Fees
The Company will pay the Adviser a management fee equal to 1.25% of NAV per annum payable monthly for services rendered related to ongoing operations of ORENT pursuant to the Investment Advisory Agreement. Additionally, to the extent that NLT OP issues OP Units to parties other than the Company, NLT OP will pay the Adviser a management fee equal to 1.25% of the NAV of NLT OP attributable to such units not held by us per annum payable monthly.
The management fee may be paid, at the Adviser’s election, in cash, Class I shares or Class I OP Units. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense. During the three months ended March 31, 2025 and 2024, the Company incurred management fees of $16,216 and $8,481, respectively.
During the three months ended March 31, 2025 and 2024, the Company issued 1,459,718 and 731,585 shares, respectively, to the Adviser as payment for management fees. Management fees of $11,045 and $9,710 were accrued and unpaid as of March 31, 2025 and December 31, 2024, respectively. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.
Additionally, in connection with the DST Program, the Company will pay the Adviser a management fee equal to 1.25% of the total consideration received by the Company or its affiliate for selling Interests to third-party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests and any proceeds from any loans secured directly or indirectly by the DST Properties, per annum payable monthly. The Adviser has waived the fee for the first and second DST Offerings.
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Investment Advisory Agreement, Blue Owl Oak Trust Carry LLC, a controlled subsidiary of Blue Owl, and Blue Owl Real Estate Net Lease Trust CPV LP (formerly, Oak Trust Carry Participant Vehicle LP), controlled by senior and other officers of Blue Owl (each a “Special Limited Partner”) holds a performance participation interest in NLT OP that entitles them to receive an allocation of NLT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Investment Advisory Agreement. Under the NLT OP agreement, the Special Limited Partners are entitled to an allocation from NLT OP equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation allocation is measured on a calendar year basis and is paid quarterly in OP Units, ORENT shares, or cash, at the election of the Special Limited Partner. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partners are only entitled to the performance participation allocation fee provided that the Investment Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in our Condensed Consolidated Statement of Operations. During the three months ended March 31, 2025 and 2024, the Company recognized $12,565 and $6,829, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statement of Operations.
During the three months ended March 31, 2025, the Company issued 1,541,283 Class I OP Units to the Special Limited Partners as payment of performance participation allocation at the respective NAV per unit. During the three months ended March 31, 2024, the Company did not issue any shares or OP Units to the Special Limited Partners as payment of performance participation allocation. During the three months ended March 31, 2025, there were no redemptions of shares or OP Units originally issued as payment of performance participation allocation. During the three months ended March 31, 2024, 4,076 Class I OP Units, originally issued as payment of performance participation allocation, were redeemed. As of March 31, 2025 and December 31, 2024, there were 5,350,436 and 3,809,153 Class I OP Units outstanding, respectively, issued as payment of the performance participation allocation expense.

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
Accrued interest - affiliate line of credit
During the three months ended March 31, 2024, the Company issued 353,165 Class I shares to our affiliate, Blue Owl Capital Holdings LP, as payment for interest on the revolving promissory note. During the year ended December 31, 2024, the Company repaid the outstanding balance under the affiliate line of credit as well as the remaining accrued interest through the use of proceeds from the issuance of common shares and cash flows from operations.
Common Shares Held by Affiliates
As of March 31, 2025 and December 31, 2024, ORENT affiliates and their employees owned 10,656,789 and 13,109,016 ORENT Class I shares, respectively. The aggregate amount of Class I shares owned by ORENT affiliates and their employees was $108,675 and $133,696, based on the NAV per share/unit as of March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025, the Adviser submitted 4,022,250 Class I shares, previously issued as payment for management fees and interest on the affiliate line of credit, for repurchase by the Company for a total of $41,000. During the three months ended March 31, 2024, the Adviser did not submit any shares for repurchase.
12.    Leases
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
The following table details the components of operating lease income from leases in which the Company is the lessor.

	Three Months Ended
	March 31, 2025	March 31, 2024
Base rent (1)	$45,163	$40,665
Straight-line rental revenue, net (2)	5,125	5,112
Variable lease payments (3)	5,369	5,116
Amortization of above/below market lease intangibles	89	61
Total Rental revenue	$55,746	$50,954
__________________
(1)Base rent consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments.
(3)Consists of reimbursement of common area maintenance (“CAM”) and real estate taxes, as well as amortization of tenant inducements.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of March 31, 2025.

Year	Future Minimum Rents (1)
2025 (remaining)	$137,369
2026	185,961
2027	188,727
2028	191,630
2029	193,023
2030	195,957
Thereafter	1,712,763
Total	$2,805,430
(1)     Excludes future minimum rents related to leases with build-to-suit arrangements and other leases where the lease commencement date is based on future events and therefore not fixed at March 31, 2025.

Lessor – Financing receivables
In accordance with ASC 842, certain of the Company’s sales-type lease contracts are accounted for as failed sale-leaseback transactions and were recorded as an Investments in leases - Financing receivables. During the three months ended March 31, 2025, and March 31, 2024, the Company recognized interest income of $10,307 and $14,534, respectively, on an effective interest basis at a constant rate of return over the term of the applicable leases. Cash received from the sales-type leasing agreements was $8,622 and $10,898 during the three months ended March 31, 2025 and 2024, respectively.
All of the lease payments are on a triple net basis to the tenant and the Company has rights in accordance with the individual lease agreements to protect the value of our leased properties. As of March 31, 2025, the future minimum payments of sales-type lease receivables were as follows:

Year	Future Minimum Payments (1)
2025 (remaining)	$21,825
2026	29,820
2027	30,623
2028	31,448
2029	32,295
2030	33,165
Thereafter	1,211,619
Total lease payment receivable	1,390,795
Less deferred interest income	1,060,425
Less allowance for credit losses	18,463
Total Investments in leases - Financing receivables	$311,907
(1)     Excludes future minimum rents related to leases with build-to-suit arrangements and other leases where the lease commencement date is based on future events and therefore not fixed at March 31, 2025.

The following table reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Balance, beginning of period	$22,934	$16,638
Current period change in credit allowance	(4,471)	(1,018)
Balance, end of period	$18,463	$15,620
We assess the credit quality of our investments through the credit ratings of the lessee. The credit quality indicators are reviewed by us on a quarterly basis as of quarter-end. In instances where the lessee does not have a public credit rating, we may use either a comparable proxy company or the overall corporate credit rating, as applicable. We also use this credit rating to determine the probability of default (“PD”) when estimating credit losses for each investment. Our current year change in credit allowance is primarily the result of the Company’s dispositions.
The following tables detail the amortized cost basis of our Investments in leases - Financing receivable by the credit quality indicator as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Ba1	Baa2	B2	Caa2	Total
Investments in leases - Financing receivable	$—	$—	$113,898	$216,472	$330,370

	December 31, 2024
	Ba1	Baa2	B2	Caa2	Total
Investments in leases - Financing receivable	$—	$—	$342,849	$215,358	$558,207
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
Lessee - DST Program Master Lease
As of March 31, 2025, the Company has contributed three assets to DSTs as part of its DST Offerings. The assets are leased back to the Company by a wholly owned subsidiary of the Company under the master lease agreement. The following table presents the undiscounted future minimum rent payment obligation of the wholly owned subsidiary:

Year	Future Minimum Payments
2025 (remaining)	$8,360
2026	11,146
2027	11,146
2028	11,305
2029	11,552
2030	12,148
Thereafter	184,442
Total	$250,099
13.    Equity and Non-Controlling Interest
Authorized Capital
As of March 31, 2025, the Company had the authority to issue an unlimited number of preferred shares and four classes of common shares including Class S shares, Class N shares, Class D shares, and Class I shares. Each class of common shares and preferred shares has a par value of $0.01. The Company’s Board of Trustees has the ability to establish the preferences and rights of each class of common shares or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.

Common Shares
The following table details the movement in the Company’s outstanding shares of common shares:

	Three Months Ended March 31, 2025
	Class S	Class N	Class D	Class I	Total
December 31, 2024	186,966,766	15,155,627	1,751,905	219,267,018	423,141,316
Common shares issued	26,373,667	9,236,097	2,181,929	32,123,794	69,915,487
Distribution reinvestment	1,815,327	133,126	41,001	1,886,077	3,875,531
Common shares repurchased	(2,535,369)	—	—	(3,486,457)	(6,021,826)
Common shares converted(1)	(581,487)	—	—	577,922	(3,565)
March 31, 2025	212,038,904	24,524,850	3,974,835	250,368,354	490,906,943
__________________
(1)During the three months ended March 31, 2025, 581,487 Class S Shares with a value of $5,895 were converted into 577,922 Class I shares based on the respective period’s NAV per share.

Redeemable Common Shares
In connection with the Company’s payment of interest on its Affiliate line of credit and management fee, the Adviser holds Class I Common Shares. See Note 11 – Related Party Transactions for further details on the affiliate line of credit and management fee. The Adviser and Blue Owl Capital Holdings LP have the ability to redeem the Class I shares for cash at their election, therefore the Company has classified these Class I shares as Redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheet. As of March 31, 2025 and December 31, 2024, we have issued 9,877,831 and 8,418,113 Redeemable common shares, respectively. As of March 31, 2025 and December 31, 2024, 3,001,334 and 5,563,867 Redeemable common shares, respectively, remained outstanding. See Note 11 - Related Party Transactions for further details on the redemption of Redeemable common shares.
The Redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $127 and $15 during the three months ended March 31, 2025 and 2024, respectively.
Share and Unit Repurchases
The Company adopted a share repurchase plan whereby, subject to certain limitations, shareholders may request, on a quarterly basis, that the Company repurchase all or any portion of their shares. The repurchase price per share will generally be equal to the NAV per share as of the last calendar day of the first month of the applicable calendar quarter, except that, subject to certain exceptions, shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (“Early Repurchase Deduction”). The aggregate NAV of total repurchases of Class S, Class N, Class D and Class I Shares is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the preceding three months for which NAV is available). Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares and may submit such repurchase requests beginning after the start of the second month of the applicable calendar quarter. The Early Repurchase Deduction does not apply to shares acquired through the distribution reinvestment plan.
Other than as described for Redeemable common shares and Redeemable Non-Controlling Interests, the Company is not obligated to repurchase any shares and could choose to repurchase fewer shares than were requested to be repurchased, or none at all. Further, the Board of Trustees may modify and suspend the Company’s Share Repurchase Plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any particular calendar quarter, shares repurchased at the end of such calendar quarter would be repurchased on a pro rata basis.
During the three months ended March 31, 2025, the Company repurchased 6,021,826 shares of common shares for a total of $61,130, and converted 61,285 Class I OP Units to Class I shares with a value of $624. The Company repurchased no OP Units for cash during the three months ended March 31, 2025.
During the three months ended March 31, 2024, the Company repurchased 1,671,859 shares of common shares and 12,660 OP Units for a total of $16,887 and $131, respectively. Additionally, the Company converted 323,302 Class I OP Units to Class I shares with a value of $3,341. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2025 and 2024.

Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Internal Revenue Code. Each class of common shares receives the same gross distribution per share. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The following table details the aggregate distributions declared for each applicable class of common shares for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025				March 31, 2024
	Class S	Class N	Class D	Class I	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.1750	$0.1750	$0.1750	$0.1750	$0.1749	$—	$0.1749	$0.1749
Shareholder servicing fee per common share	(0.0214)	(0.0127)	(0.0064)	—	(0.0213)	—	(0.0061)	—
Net distributions declared per common share	$0.1536	$0.1623	$0.1686	$0.1750	$0.1536	$—	$0.1688	$0.1749
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
Redeemable Non-controlling Interest
In connection with payment of its performance participation allocation, the Special Limited Partners hold Class I OP Units. See Note 11 - Related Party Transactions for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partners have the ability to redeem its Class I OP Units for Class I shares in the Company or cash at their election, the Company has classified these Class I OP Units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheet.
The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Balance, beginning of period	$39,952	$17,976
Settlement of prior performance participation allocation	15,719	—
Repurchases	—	(41)
Net income allocation	983	103
Other comprehensive loss allocation	(107)	95
Distributions	(845)	(305)
Fair value allocation	(36)	125
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	229	312
Balance, end of period	$55,895	$18,265
During the three months ended March 31, 2025, the Company issued Class I OP Units to the Special Limited Partner as payment of the performance participation allocation. The Company did not issue Class I OP Units to the Special Limited Partner as payment of the performance participation allocation during the three months ended March 31, 2024. As of March 31, 2025, 20,439 OP Units had been redeemed for cash, and 6,718 OP Units had been exchanged for Class I shares in the Company.

The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in-Capital and Redeemed Non-controlling Interest of $(36) and $125 during the three months ended March 31, 2025 and 2024, respectively.
Share-Based Compensation
During the three months ended March 31, 2025 and 2024, we awarded independent members of the Board of Trustees 39,255 and 38,683 shares of restricted Class I shares, respectively. The restricted Class I shares are subject to a vesting period of 13.5 months. The Company incurred total share-based compensation expense of approximately $129 and $113 for the three months ended March 31, 2025 and 2024, respectively.
14.    Commitments and Contingencies
The Company is involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, the Company believes the ultimate resolution of such claims and litigation will not have a material adverse effect on its financial position, results of operations or liquidity. See Note 5 - Investments in Unconsolidated Real Estate Affiliates for discussion of the funding guarantee the Company has provided related to STORE.
During the year ended December 31, 2024, the Company acquired 23 investments related to build-to-suit arrangements. As of March 31, 2025, the Company has placed one of the assets in service and contributed two of the assets for interest in LV Petroleum JV, holding 20 remaining investments related to build-to-suit arrangements. As of March 31, 2025, the remaining maximum contractual funding for the 20 build-to-suit arrangements is $73,530. The Company has paid and/or accrued $54,134 and estimates the total future commitments to complete the construction to be $37,906. Additionally, as of March 31, 2025, the Company estimates its pro rata capital contributions to LV Petroleum JV required to complete construction of the two build-to-suit assets to be $16,685.
During the year ended December 31, 2024, the Company made an indirect investment through BOREC Spider Member LLC in CoreWeave JV, which will construct an asset under a build-to-suit arrangement. See Note 5 - Investments in Unconsolidated Real Estate Affiliates for additional discussion.
During the year ended December 31, 2024, the Company through BOREC Longhorn NLT Aggregator LLC, was admitted as a member to BOREC Longhorn Member LLC, a member of Longhorn JV, LLC (“Oracle JV”), which was formed for the purpose of constructing an asset under a build-to-suit arrangement. As a member of BOREC Longhorn Member LLC, the Company has provided a guarantee to Oracle JV and to Crusoe Abilene, LLC to fund the construction of the asset. As of March 31, 2025, the maximum contractual funding obligation is $321,676, and the Company’s estimate of its future commitments to complete the construction of the build-to-suit asset is $303,960, which would be treated as a contribution to BOREC Longhorn Member LLC. As of March 31, 2025, the Company has not funded any capital to the joint venture.
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
All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$108,895	$15,814
Net income attributable to non-controlling interests	(6,527)	(1,683)
Net income attributable to ORENT shareholders	$102,368	$14,131

Net income attributable to dilutive OP units	6,527	1,683
Net income attributable to ORENT shareholders - dilutive	$108,895	$15,814

Weighted average number of common shares outstanding - basic	474,322,703	237,219,985
Effect of dilutive unvested grants of restricted Class I shares	39,255	38,683
Effect of dilutive OP units	30,950,520	28,698,892
Weighted average shares of common shares outstanding - dilutive	505,312,478	265,957,560

Net income per common share - basic	$0.22	$0.06
Net income per common share - diluted	$0.22	$0.06
The computation of diluted net income per common share for the three months ended March 31, 2025 includes 39,255 dilutive restricted Class I shares and 30,950,520 dilutive OP Units. The computation of diluted net income per common share for three months ended March 31, 2024 includes 38,683 dilutive restricted Class I shares and 28,698,892 dilutive OP Units.
16.    Segment Reporting
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors.
The Company has one operating segment and one reportable segment as of March 31, 2025. The CODM specifically reviews consolidated net income and certain significant expenses excluding non-cash items on a consolidated basis to allocate resources accordingly. The following table details our segment financial results for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Total segment revenues	$66,053	$65,488
Segment expenses
Fund level expenses (1)	5,909	4,998
Management fees	16,216	8,481
Performance participation allocation	12,565	6,829
Interest expense (2)	19,269	33,933
Other segment income, net (3)	(97,080)	(4,871)
Income tax expense	279	304
Consolidated segment net income	$108,895	$15,814
(1)    Fund level expenses are equal to total general and administrative expenses adjusted to exclude the CECL allowance.
(2)    Interest expense excludes non-cash items such as amortization expense related to our deferred financing fees.
(3)     Other segment income, net includes rental property operating expenses, CECL allowance, depreciation and amortization, income from unconsolidated real estate affiliates, loss on dispositions, interest income and other expense, net.

The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.
17.     Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2022. The Company has also elected for some of its subsidiaries to be treated as taxable REIT subsidiaries (“TRSs”), which are subject to federal and state income taxes.
For the three months ended March 31, 2025 and 2024, the Company incurred income tax expense related to its foreign entities and its DST Program through its TRS of $279 and $304, respectively.
The components of income tax expense for three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Current Expense
U.S. Federal	$—	$38
U.S. State	—	41
Foreign	416	—
Total current expense	$416	$79
Deferred Tax (Benefit) Expense
U.S. Federal	$(159)	$158
U.S. State	(56)	67
Foreign	78	—
Total deferred tax (benefit) expense	(137)	$225
Total income tax expense, net	$279	$304

Income tax expense is higher than the expected pretax book income of the TRS at the 21% federal statutory rate as a result of basis differences on intercompany transfers of property to the TRS and state and local tax expense.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for GAAP purposes and the amount used for income tax purposes. As of March 31, 2025, the Company had a net deferred tax asset related to its DST Program of $244 included within Other assets in the Condensed Consolidated Balance Sheet, comprised of a deferred tax asset of $423 primarily related to amortization of organizational expenses and a deferred tax liability of $179 for basis differences in real property. As of March 31, 2025, the Company had a net deferred tax liability related to its foreign entities of $1,380 included within Other liabilities in the Condensed Consolidated Balance Sheet, comprised of a deferred tax asset of $242 and a deferred liability of $1,622, primarily related to cumulative temporary differences on property and straight-line rent adjustments, respectively. As of December 31, 2024, the Company had a net deferred tax asset related to its DST Program of $29 included within Other assets in the Condensed Consolidated Balance Sheets, comprised of a deferred tax asset of $383 related to amortization of organizational expenses and a deferred tax liability of $354 for basis differences in real property. As of December 31, 2024, the Company had a net deferred tax liability related to its foreign entities of $1,176 included within Other liabilities in the Condensed Consolidated Balance Sheet, comprised of a deferred tax asset of $170 related to temporary differences on property and a deferred tax liability of $1,346, primarily related to straight-line rent adjustments.
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
18.    Subsequent Events
In preparation of the accompanying Condensed Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after March 31, 2025 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from March 31, 2025 through the date the financial statements were issued.
Investments in Unconsolidated Real Estate Affiliates

On April 9, 2025, the Company made an indirect investment of $308,212 through BOREC Longhorn Member LLC for a 44.5% interest in Oracle JV. As part of its investment in Oracle JV, ORENT has agreed to fund its pro rata share of the total development cost in excess of the approved budget, which is currently estimated to be $0. In addition, the Company is expected to acquire the minority interest of Crusoe Abilene, LLC if their put option is elected, which is currently estimated to be $366,610.
Proceeds from the Issuance of Common Shares
From April 1, 2025 through the date the financial statements were issued, the Company sold an aggregate of 45,717,145 shares of its common shares (consisting of 19,988,198 Class S shares, 7,003,316 Class N shares, 569,138 Class D shares, and 18,156,492 Class I shares) resulting in net proceeds of $465,054 to the Company as payment for such shares.

ITEM 2        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Blue Owl Real Estate Net Lease Trust,” “Company,” “we,” “us,” or “our” refer to Blue Owl Real Estate Net Lease Trust and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A — “Risk Factors” in our 2024 Annual Report on Form 10-K filed with the SEC on March 13, 2025. Dollars are in thousands, except for per share amounts.
Overview
Blue Owl Real Estate Net Lease Trust (formerly, Oak Street Net Lease Trust) was formed on April 4, 2022 (“Inception”) as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl on August 9, 2022. The Company invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, we may invest outside the U.S. and in real estate debt. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP (formerly, OakTrust Operating Partnership L.P.), a Delaware limited partnership (“NLT OP” or the “Operating Partnership”), and we own substantially all of our assets through NLT OP. We are externally managed by our Adviser. The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and its management does not distinguish the principal business, or group the operations, by property type, lease classification, investment type or any other grouping for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment.
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
As of March 31, 2025, we have received net proceeds of $5,041,392 from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class N, Class D, and Class I units of NLT OP (“OP Units”). NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
DST Program
On August 31, 2023, the Company, through NLT OP, initiated a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3,000,000 of beneficial interests (“Interests”) in one or more Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). The Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the 1933 Act in private placements exempt from registration pursuant to Section 4(a)(2) of the 1933 Act (the “DST Offerings”). Under the DST Program, DST Properties, which may be sold, contributed, sourced or otherwise seeded from the Company’s real properties held through NLT OP or from third parties, will be held in one or more DSTs, and will be leased back by a wholly owned subsidiary of NLT OP in accordance with corresponding master lease agreements. Each master lease agreement will be guaranteed by NLT OP, which will have the right, but not the obligation, to acquire the Interests in the applicable DST from the beneficial owners, in each case, in exchange for cash or OP Units, at a purchase price equal to the fair market value of the beneficial owner’s Interest or the fair market value of the beneficial owner’s interest in one or more of the DST Properties (the “FMV Buyback Option”). The FMV Buyback Option is exercisable during the one-year option period beginning two years from the final closing of the applicable DST Offering or in such other time frame as provided for in the applicable DST arrangement. After a one-year holding period, investors who receive OP Units pursuant to the FMV Buyback Option generally have the right to cause NLT OP to redeem all or a portion of their OP Units for, at the Company’s sole discretion, common shares of the Company, cash or a combination of both.
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
As of March 31, 2025, the Company has raised proceeds of $92,146 from its DST program including $970 of upfront fees earned at closing. As a result of the FMV Buyback Option, the sale of DST interests is offset by a financing obligation liability. The Company has elected to account for its DST financing obligation using the FVO, and as such, the liability is remeasured at fair value on a recurring basis.
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
Recent Developments
The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, globally.
During the three months ended March 31, 2025, the persistence of both elevated inflation and interest rate volatility, in conjunction with global economic and geopolitical uncertainty, including the ongoing conflicts in Eastern Europe, the Middle East and the North Africa region and the U.S. government’s imposition of tariffs and the counter-tariffs imposed by other countries, continued to weigh on industry deal activity. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
Industry valuations and transaction volumes remain under pressure due to a combination of elevated interest rates, increased vacancy rates, and uncertainty around future capital availability. In contrast, our real assets business, focused on triple net lease, continued to deploy significant capital. Our investors continue to benefit from the inflation-mitigating characteristics of the net lease structure, highly predictable net rent growth, and long-duration contractual income across the portfolio.
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy, and our Condensed Consolidated financial statements. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business and Operations” in our 2024 Annual Report on Form 10-K filed with the SEC on March 13, 2025.
Q1 2025 Highlights (Results of Operations)

Operating Results
•Declared monthly net distributions on our common shares totaling $78,476 for the three months ended March 31, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class N (3)	Class D	Class I
Annualized Distribution Rate(1)	6.04%	6.34%	6.73%	6.86%
Year-to-Date Total Return, without upfront selling commissions(2)	1.50%	1.58%	1.69%	1.72%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(1.93)%	(0.41)%	0.18%	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	6.76%	5.80%	6.98%	7.88%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	5.35%	3.72%	6.36%	N/A
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
(3)Class N distribution rate is representative of the eleven months the shares were outstanding.
Investments
•Acquired 16 retail properties with a total purchase price of $105,081 during the three months ended March 31, 2025. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets.
•Contributed 15 retail properties, including properties with build-to-suit arrangements, and a mortgage loan with a net value of $279,679 to LVP Portfolio Master REIT LLC (“LV Petroleum JV”) in exchange for a 50.9% ownership interest in LV Petroleum JV and cash proceeds of $137,322.
•Invested $331,854 in real estate debt, consisting of CMBS investments and commercial real estate loans, including mezzanine loans, and sold $23,848 of real estate debt during the three months ended March 31, 2025.
•Made additional investments in STORE Capital LLC (“STORE”) of $252,145 during the three months ended March 31, 2025. The Company’s investment totaled $2,017,284, representing an 18.9% ownership interest in STORE as of March 31, 2025.
Capital Activity and Financings
•Raised net proceeds of $709,891 from the sale of our common shares and repurchased 10,044,076 of our common shares for $102,225 during the three months ended March 31, 2025.
•Incurred and paid down our mortgage notes and credit facility debt as follows: (i) incurred secured debt of $57,750 and (ii) made net paydowns of unsecured debt of $168,950.
Overall Portfolio
•Our portfolio as of March 31, 2025 consisted of investments in real estate (49%), investments in leases (5%), investments in real estate debt (14%), and investments in unconsolidated real estate affiliates (32%), based on fair value.
•Our 244 wholly owned properties as of March 31, 2025 consisted of Industrial (68%), Retail (24%), Land (1%), and Office (7%) assets, based on fair value.
•Our investments in real estate debt as of March 31, 2025, consisted of CMBS, commercial real estate loans, and investments in loans receivable related to land at build-to-suit properties. For further details on credit ratings and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.

•As of March 31, 2025, our investments in unconsolidated real estate affiliates consisted of equity investments in STORE, Fleet Farm JV, Tenneco JV, CoreWeave JV, and LV Petroleum JV of $2,017,284, $5,513, $28,629, $7,943 and $133,022, respectively.
Investment Portfolio
Real Estate Investments
The following chart describes the diversification of our wholly owned investments in real estate by property type based on fair value as of March 31, 2025:

Property Type (1)
(1)    Property Type weighting is measured as the asset value of our wholly owned real estate investments for each sector category against the total asset value of real estate investments, excluding the value of any third-party interests in such real estate investments. “Real estate investments” excludes properties held within joint ventures, including the Company’s investment in STORE.
The following table provides a summary of our wholly owned portfolio as of March 31, 2025, including Investments in real estate and Investments in leases – financing receivables:

Property Type (1)	Number of Properties	Sq. Feet (in thousands)	Occupancy Rate (3) (4)	Average Effective Annual Base Rent Per Leased Sq. Foot	Gross Asset Value (2)	Annual Base Rent	Percentage of Total Revenue
Industrial	65	18,389	100%	7.5	$2,553,755	$138,173	65%
Retail	174	2,145	97%	24.7	902,131	53,071	25%
Land	1	215	N/A	0.0	40,000	—	—%
Office	4	1,006	100%	19.6	265,060	19,718	10%
Total	244	21,755			$3,760,946	$210,962	100%
__________
(1)Excludes properties owned by unconsolidated real estate affiliates.
(2)Based on fair value as of March 31, 2025.
(3)Occupancy rate is calculated as the percentage of square footage leased.
(4)Land investments are excluded from Occupancy Rate. Build-to-suit investments are included in Occupancy Rate to the extent a lease has been executed.

Real Estate and Leases
The following table provides information regarding our wholly owned real estate property types as of March 31, 2025:

Property Type and Investment (1)	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Sq. Feet (in thousands)	Occupancy Rate (2)(7)
Industrial:
Amazon	5	Various	Aug. - Dec. 2022	100%	4,964	100%
Dorel Industries	1	Cornwall, ON	November 2022	100%	492	100%
EquipmentShare.com (3)	31	Various	Oct. - Nov. 2022	100%	780	100%
Magna International	1	Bowling Green, KY	September 2022	100%	1,176	100%
Paradigm	3	Various	October 2022	100%	314	100%
Whirlpool (4)	1	Amana, IA	November 2022	100%	1,572	100%
Tenneco	5	Various	Dec. 2022	100%	2,150	100%
LOC Performance	2	Various	March 2023	100%	990	100%
QVC	2	Various	January 2023	100%	2,166	100%
Save Mart (4)	2	Various	September 2023	100%	555	100%
Quanta Cloud	1	San Jose, CA	June 2024	100%	91	100%
General Mills	1	Belvidere, IL	July 2024	100%	1,318	100%
Hillenbrand	2	Various	September 2024	100%	712	100%
Air Distribution Technologies	7	Various	July 2024	100%	1,097	100%
Johnson Controls	1	Seattle, WA	September 2022	100%	12	100%
Retail:
Cracker Barrel	53	Various	September 2022	100%	537	100%
Ramoco Fuels NC LLC (5)	27	Various	September 2023	100%	94	100%
Convenience Store Operator (5)	5	Various	September 2022	100%	62	—%
Walgreen Co.	29	Various	September 2022	100%	426	100%
Maverick Gaming	11	Various	Sep. 2022 - Jun. 2023	100%	317	100%
Save Mart	10	Various	July 2023	100%	475	100%
N&L Investments (5)	8	Various	September 2022	100%	22	100%
JK Petroleum (5) (6)	5	Various	September 2022	100%	24	100%
Abbasi (5) (6)	10	Various	September 2022	100%	35	100%
Dollar General	9	Various	Dec. 2024 - Feb. 2025	100%	100	100%
Tractor Supply	1	Brookville, PA	January 2025	100%	22	100%
Starbucks	2	Various	Feb. - Mar. 2025	100%	4	100%
Washington Trust	4	Various	January 2025	100%	27	100%
Office:
Chubb	2	Whitehouse, NJ	November 2022	100%	429	100%
Energy Center	1	Houston, TX	October 2022	100%	524	100%
EquipmentShare.com	1	Columbia, MO	October 2022	100%	53	100%
Land:
HOF Village Waterpark	1	Canton, OH	November 2022	100%	215	N/A
Total	244				21,755
__________________
(1)Excludes properties owned by unconsolidated real estate affiliates, including STORE.
(2)Land investments are excluded from Occupancy Rate.
(3)Includes build-to-suit assets currently in development.
(4)Properties contributed to the DST Program but remain consolidated under GAAP. As of March 31, 2025, approximately 100% and 9% of the interests in our first and second DST Offerings, respectively, have been sold to third parties.
(5)Properties previously leased to SQRL Holdings.
(6)Includes leases that have not commenced as of March 31, 2025.
(7)Occupancy Rate is calculated as the percentage of square footage leased.

Lease Expirations
The following schedule details the expiring leases at our wholly owned real estate properties by annualized base rent and square footage as of March 31, 2025:

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Square Feet (in thousands)	% of Total Square Feet Expiring
2025 (remaining)	—	$—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	1	1,985	1%	191	1%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	2	10,686	5%	1,187	5%
2033	17	10,963	5%	1,551	7%
2034	15	13,548	6%	1,857	9%
Thereafter	167	173,780	83%	16,969	78%
Total	202	$210,962	100%	21,755	100%
(1)     Excludes executed leases and build-to-suit properties for which leases have not commenced as of March 31, 2025.

STORE
As of March 31, 2025, the Company holds a 18.9% ownership interest in STORE, which owns 3,366 properties in the United States, leased to 654 tenants in various industries on a triple-net basis. We initially acquired the investment in STORE in February 2023 with incremental interests purchased throughout 2023, 2024, and during the three months ended March 31, 2025. We have determined that STORE is a significant subsidiary under SEC Regulation S-X 10-01(b) as of March 31, 2025. Accordingly, the Company is required to include STORE’s summarized statement of operations information for the three months ended March 31, 2025. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—5. Investments in Unconsolidated Real Estate Affiliates” for the summarized statement of operations.
Investments in Real Estate Debt
The following table details our investments in real estate debt as of March 31, 2025:

Type of Security/Loan	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR +4%	11/6/2034	$682,050	$683,011	$683,627
Commercial real estate loan (3)	12%	10/15/2028	148,337	147,511	148,337
Total investments in real estate debt (4)	9%		$830,387	$830,522	$831,964
__________________
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.
(2)The weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)The borrowers for the commercial real estate loans are NLCA Real Estate Holdings, LLC, MBV-AL Holdco II, LLC, and Legacy 1001 Minneapolis Venture Mezz, LLC.
(4)Total investments in real estate debt per the table excludes our investments in loans receivable and held-to-maturity CMBS investments. See Note 6 - Investments in Real Estate Debt for additional information.

Results of Operations
The following table sets forth the results of our operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	$
Revenues
Rental revenue	$55,746	$50,954	$4,792
Income from investments in leases - Financing receivables	10,307	14,534	(4,227)
Total revenues	66,053	65,488	565

Expenses
Rental property operating	7,193	6,087	1,106
General and administrative	1,438	3,980	(2,542)
Management fee	16,216	8,481	7,735
Performance participation allocation	12,565	6,829	5,736
Depreciation and amortization	25,837	23,037	2,800
Total expenses	63,249	48,414	14,835
Other income (expense)
Income from unconsolidated real estate affiliates	109,387	33,300	76,087
Loss on dispositions of real estate	(2,180)	—	(2,180)
Interest expense	(20,174)	(37,265)	17,091
Interest income	20,180	3,245	16,935
Other expense, net	(843)	(236)	(607)
Total other income (expense), net	106,370	(956)	107,326
Net income before income taxes	109,174	16,118	93,056
Income tax expense	279	304	(25)
Net income	108,895	15,814	93,081
Net income attributable to non-controlling interests	(6,527)	(1,683)	(4,844)
Net income attributable to ORENT shareholders	$102,368	$14,131	$88,237
Net income per common share – basic	$0.22	$0.06
Net income per common share – diluted	$0.22	$0.06
Weighted-average common shares outstanding, basic	474,322,703	237,219,985
Weighted-average common shares outstanding, diluted	505,312,478	265,957,560
Rental revenue
Rental revenue from our income property operations was $55,746 for the three months ended March 31, 2025 and $50,954 for the three months ended March 31, 2024. The increase in revenues is primarily due to an increase from 182 properties classified as Investments in real estate as of March 31, 2024 to 209 properties as of March 31, 2025, as well as contractual rent increases across the existing portfolio from March 31, 2024 to March 31, 2025.
Income from investments in leases - Financing receivables
Income from investments in leases - Financing receivables was $10,307 for the three months ended March 31, 2025 and $14,534 for the three months ended March 31, 2024. The decrease in revenues is primarily due to revenue from properties that were sold and leases that were terminated during 2024, partially offset by revenue from the LV Petroleum properties that were wholly owned prior to their contribution to LV Petroleum JV during the three months ended March 31, 2025, which were not included in the three months ended March 31, 2024.
Rental property operating expenses
Rental property operating expenses were $7,193 for the three months ended March 31, 2025, and $6,087 for the three months ended March 31, 2024. The increase in expenses is primarily the result of our increased property count compared to the prior year.
General and administrative expenses
General and administrative expenses were $1,438 for the three months ended March 31, 2025 and $3,980 for the three months ended March 31, 2024. The decrease in respective General and administrative expenses is primarily due to a favorable credit allowance adjustment under the current expected credit losses (“CECL”) model.
Management fee
The management fee for the three months ended March 31, 2025 and March 31, 2024 was $16,216 and $8,481, respectively. The increase was primarily due to an increase in NAV.
Performance participation allocation
Performance participation allocation for the three months ended March 31, 2025 and March 31, 2024 was $12,565 and $6,829, respectively. The increase was due to an increase in NAV in excess of the required 5% return.
Depreciation and amortization
Depreciation and amortization was $25,837 for the three months ended March 31, 2025 and $23,037 for the three months ended March 31, 2024. The increase in depreciation and amortization during the periods presented is due to an increase from 182 properties classified as Investments in real estate as of March 31, 2024 to 209 properties as of March 31, 2025.
Income from unconsolidated real estate affiliates
Income from unconsolidated real estate affiliates was $109,387 for the three months ended March 31, 2025, and $33,300 for the three months ended March 31, 2024. The increase in income from unconsolidated real estate affiliates is primarily due to an increase in the Company’s investment in STORE, as well as income from its investment in LV Petroleum JV.
Loss from dispositions of real estate
During the three months ended March 31, 2025, the Company recognized a loss on dispositions of real estate of $2,180 due to the reversal of non-cash accretion of tenant loan receivables related to the contribution of 15 LV Petroleum properties to LV Petroleum JV.
Interest expense
Interest expense was $20,174 for the three months ended March 31, 2025, and $37,265 for the three months ended March 31, 2024. The decrease in expense was primarily due to a decrease in outstanding borrowings under the Company’s credit facility and mortgages, as well as a reduction in interest related to the affiliate line of credit and the FIPA loan, which were repaid in full in 2024.
Interest income
Interest income was $20,180 and $3,245 for the three months ended March 31, 2025 and March 31, 2024, respectively. The increase in interest income in the current year was primarily due to higher interest income on our investments in real estate debt, as well as an increase in interest earned on our deposits with banks.
Other expense, net
Other expense, net was $843 for the three months ended March 31, 2025, and $236 for the three months ended March 31, 2024. The increase in expense was primarily due to higher expenses related to our DST Program.

Net Asset Value and NAV Per Share Calculation
Each class has an undivided interest in our assets and liabilities, other than class-specific, ongoing servicing fees. In accordance with the valuation guidelines, our NAV per share for each class is determined as of the last calendar day of each month, using a process that reflects several components, including the estimated fair value of (1) each of our properties (including the DST Properties), (2) our real estate debt and other securities for which third-party market quotes are available, (3) our other real estate debt and other securities, and (4) our other assets and liabilities. The NAV for each class of shares will be based on the net asset values of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any performance participation to the Special Limited Partners and the deduction of any ongoing servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, any class-specific adjustments are incorporated into our NAV, including additional issuances and repurchases of our Shares and accruals of class-specific ongoing servicing fees. For each applicable class of shares, the ongoing servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of Shares outstanding for that class at the end of such month.
Our total NAV presented in the following tables includes the NAV of our Class S, Class N, Class D, and Class I common shares, as well as the partnership interests of NLT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of March 31, 2025:

Components of NAV	March 31, 2025
Cash and cash equivalents	$174,625
Restricted cash	46,136
Investments in real estate	3,210,830
Investments in leases - Financing receivables	314,913
Investments in real estate debt	1,000,162
Intangible assets	207,877
Investments in unconsolidated real estate affiliates	2,192,738
Other assets	22,881
Mortgage notes and credit facility	(1,437,615)
Unsecured senior notes, net	(126,496)
Due to affiliates	(26,651)
Accounts payable and accrued expenses	(99,995)
Other liabilities	(134,825)
Net Asset Value	$5,344,580
Number of outstanding shares/units	525,425,360

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2025 (dollars are in thousands except for per share amounts):

NAV per share	Class S Shares	Class N Shares	Class D Shares	Class I Shares (1)	Third - Party Operating Partnership Units (2)	Total
NAV	$2,149,031	$250,544	$39,801	$2,583,801	$321,403	$5,344,580
Number of outstanding shares/units	212,038,904	24,524,850	3,974,835	253,369,688	31,517,083	525,425,360
NAV Per Share/Unit as of March 31, 2025	$10.1351	$10.2159	$10.0133	$10.1977	$10.1977
__________________
(1)Includes 3,001,334 Class I Shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of NLT OP held by the Special Limited Partners and parties other than the Company.
The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of March 31, 2025:

Property Type	Capitalization Rate (1)
Industrial	5.7%
Land (2)	N/A
Office	7.5%
Retail	6.4%
__________________
(1)Excludes properties owned by unconsolidated real estate affiliates, including STORE.
(2)The valuation of our land investment as of March 31, 2025 is based on a regression analysis using relevant characteristics of the property and available market real estate sales values.

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our wholly owned property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Land	Office	Retail
Capitalization Rate	0.25 % Decrease	+3.7%	N/A	+3.5%	+6.4%
(weighted average)	0.25 % Increase	(3.4)%	N/A	(3.3)%	(2.1)%

The following table reconciles shareholders’ equity and NLT OP partner’s capital per our Consolidated Balance Sheet to our NAV (in thousands):

March 31, 2025
Shareholder's equity	$4,626,384
Non-controlling interests attributable to NLT OP	250,250
Redeemable non-controlling interests	55,895
Redeemable common shares	30,607
Total partners' capital of NLT OP under GAAP	4,963,136
Adjustments:
Accrued shareholder servicing fee	115,327
Accrued organization and offering costs	9,691
Accumulated depreciation and amortization under GAAP	209,645
Allowance for credit losses under GAAP	18,463
Unrealized net real estate and real estate debt appreciation	93,594
Accrued interest on financing receivables	(20,839)
Straight-line rent	(45,381)
Deferred tax impact	944
NAV	$5,344,580
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
•We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV. Our mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and unsecured senior notes (“Debt”) are presented at their amortized cost basis in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.
•In accordance with GAAP, the Company accrues interest income from Investments in leases – Financing receivables under the effective interest method. Interest income in excess of the payment is recorded as interest receivable, which is not recognized for purposes of calculating NAV.
•We recognize rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for purposes of calculating NAV.
Distributions
Beginning September 21, 2022, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.1750 per share for the three months ended March 31, 2025. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the three months ended March 31, 2025 and the three months ended March 31, 2024:

Record Date	Class S	Class N	Class D	Class I
January 31, 2025	$0.0512	$0.0541	$0.0562	$0.0583
February 28, 2025	0.0512	0.0541	0.0562	0.0583
March 31, 2025	0.0512	0.0541	0.0562	0.0584
Total	$0.1536	$0.1623	$0.1686	$0.1750

Record Date	Class S	Class N	Class D	Class I
January 31, 2024	$0.0512	$—	$0.0563	$0.0583
February 29, 2024	0.0512	—	0.0563	0.0583
March 31, 2024	0.0512	—	0.0562	0.0583
Total	$0.1536	$—	$0.1688	$0.1749
The following table details our distributions declared for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025		March 31, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$43,284	52%	$25,106	57%
Reinvested in shares	40,617	48%	19,117	43%
Total distributions	$83,901	100%	$44,223	100%
Sources of Distributions
Cash flows from operating activities	$83,901	100%	$44,223	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$83,901	100%	$44,223	100%

Cash flows from operating activities (1)	$85,051		$36,904
Adjusted cash flows from operating activities (1) (2)	$87,421		$—
Funds from Operations (2)	$128,809		$34,809
Adjusted Funds from Operations (2)	$77,373		$34,945
______________
(1)Excluding $20,988 of cash paid during the year ended December 31, 2024 for tenant lease inducements at properties previously under construction in accordance with their lease agreements, as of March 31, 2025, our inception to date cash flows from operating activities have funded 100% of our distributions. The payments were made using construction escrows acquired in 2022, and held in Restricted Cash on the Consolidated Balances Sheets as of December 31, 2023 and 2022.
(2)Represents non-GAAP supplemental measures. See “Adjusted cash flows from operating activities” below for descriptions and reconciliations of these amounts to GAAP cash flows from operating activities. See "Funds from Operations and Adjusted Funds from Operations" below for a description of Funds from Operations and Adjusted Funds from Operations. Refer to below for reconciliations of these amounts to GAAP net income attributable to ORENT shareholders and for considerations on how to review these metrics.

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
Adjusted Cash Flows from Operating Activities

We believe adjusted cash flows from operating activities is a meaningful non-GAAP supplemental measure of our ability to generate cash earnings to be used for the payment of distributions to our investors. Our current definition of adjusted cash flows from operating activities is cash flows from operating activities plus (i) rental revenues and preferred equity distributions related to our build-to-suit arrangements for which the lease agreements have not commenced and (ii) certain incentive payments made to tenants and funded by construction escrows acquired at acquisition which are required to be presented as operating cash flows under GAAP.
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
The following table presents a reconciliation of our cash flows from operating activities to our adjusted cash flows from operating activities:

	Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities	$85,051	$36,904
Build-to-suit rent and preferred equity distributions	2,370	—
Adjusted cash flows from operating activities	$87,421	$36,904
Funds from Operations and Adjusted Funds from Operations
We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our condensed consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments have decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) similar adjustments for non-controlling interests and unconsolidated entities.
We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of mortgage premium/discount, (v) unrealized gains or losses from changes in the fair value of real estate debt, investments in unconsolidated real estate affiliates, and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) provision for credit losses, (viii) non-cash income, (ix) non-cash performance participation allocation, even if repurchased by us, (x) management fees paid in shares or OP Units, even if subsequently repurchased by us, (xi) non-cash interest expense on affiliate line of credit paid in shares or OP Units, even if subsequently repurchased by us, (xii) organization costs, (xiii) amortization of deferred financing costs, (xiv) shareholder servicing fees paid during the period, (xv) debt extinguishment fees paid during the period and (xvi) similar adjustments for non-controlling interests and unconsolidated entities. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.
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
The following table presents a reconciliation of net income (loss) attributable to ORENT shareholders to FFO and AFFO attributable to ORENT shareholders (in thousands):

	March 31, 2025	March 31, 2024
Net income attributable to ORENT shareholders	$102,368	$14,131
Adjustments to arrive at FFO:
Depreciation and amortization	25,837	23,037
Loss on dispositions of real estate	2,180	—
Amount attributable to investment in unconsolidated affiliate	149	149
Amount attributable to non-controlling interests for above adjustments	(1,725)	(2,508)
FFO attributable to ORENT shareholders	128,809	34,809
Adjustments to arrive at AFFO:
Straight-line rental income	(5,125)	(5,112)
Amortization of ground lease and below market lease intangibles	75	102
Unrealized loss (gain) on foreign currency derivatives	827	(601)
Unrealized loss (gain) from changes in fair value of financial instruments	1,542	(234)
Adjustment for investments accounted for under fair value option	(72,260)	(8,999)
Unrealized loss from changes in fair value of DST financing obligation	1,115	241
Recovery of provision for credit losses	(4,471)	(1,018)
Accretion of tenant loan receivable	(1,684)	(3,636)
Performance participation allocation	12,565	6,829
Management fee	16,216	8,481
Interest on affiliate line of credit	—	3,558
Organization costs	—	(149)
Amortization of deferred financing costs	1,343	3,331
Shareholder servicing fees	(4,600)	(2,311)
Amount attributable to investment in unconsolidated affiliate	(35)	(29)
Amount attributable to non-controlling interests for above adjustments	3,056	(297)
AFFO attributable to ORENT shareholders	$77,373	$34,965
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $174,625 and $646,500 available under our credit facility as of March 31, 2025. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $709,891 for the three months ended March 31, 2025, as well as through the ability to sell our liquid CMBS investments with a fair value of $683,627 as of March 31, 2025. Additionally, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate.
Our primary liquidity needs are to fund our investments, make distributions to our shareholders, repurchase common shares pursuant to our Share Repurchase Plan, pay operating expenses, fund capital expenditures, and repay indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that NLT OP pays to the Special Limited Partners, both of which will impact our liquidity to the extent the Adviser or the Special Limited Partners elect to receive such payments in cash, or subsequently redeem shares or OP Units previously issued to them.
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
Capital Resources
As of March 31, 2025, our indebtedness included loans secured by our properties, unsecured credit facilities, and unsecured senior notes. The following table is a summary of our indebtedness as of March 31, 2025 (in thousands):

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)(7)	Weighted Average Maturity Date	Maximum Facility Size	March 31, 2025	December 31, 2024
Mortgage notes & credit facility:
Unsecured term loan credit facility (2)	S + 1.35%	8/11/2027	$1,165,500	$1,165,500	$1,165,500
Unsecured revolving credit facility (3)	S + 1.40%	8/11/2026	$724,500	78,000	246,950
Fixed rate mortgages	5.03%	8/21/2029	N/A	101,404	99,098
Variable rate mortgages (4) (5)	S + 1.88%	4/17/2028	N/A	104,582	129,824
Deferred financing costs, net				(11,846)	(13,624)
Total Mortgage notes & credit facility, net:				1,437,640	1,627,748

Unsecured senior notes
Unsecured senior notes (6)	6.35%	2/2/2030	N/A	$130,000	$130,000
Deferred financing costs, net				(3,504)	(3,655)
Unsecured senior notes, net				$126,496	$126,345
Total indebtedness				$1,564,136	$1,754,093
_______________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of March 31, 2025, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating-rate debt. See further discussion of outstanding interest rate swaps below.
(2)The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 0.10%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the three months ended March 31, 2025 was 5.69% (unhedged) and 5.03% (hedged). As of March 31, 2025, we have outstanding interest rate swaps with aggregate notional values of $700,000, $250,000, $145,500, and $70,000 that are structured such that the SOFR rates result in fixed rates of 3.65%, 3.42%, 4.23%, and 3.67%, respectively.
(3)The unsecured revolving credit facility consists of USD (“USD Revolver”) and Alternative (“Alternative Revolver”) denominated currencies, and bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) adjusted floating rate, and (d) 1.0%. The adjusted floating rate for the USD Revolver is SOFR plus 0.10%, while the Alternative Revolver is EURIBOR for Euro borrowings, and CORRA plus 0.30% for Canadian Dollar borrowings. The weighted average interest rate for the unsecured revolving credit facility for the three months ended March 31, 2025 was 5.83% (unhedged) and 4.96% (hedged). During the three months ended March 31, 2025, the Company earned an additional $208 of income as a result of over hedging on our interest rate swaps. We believe the interest rate swaps are still highly effective. As of March 31, 2025, we have outstanding interest rate swaps with aggregate notional values of $30,000 and $100,000 that are structured such that the SOFR rate results in a fixed rate of 3.67% and 3.40%, respectively.
(4)During the quarter ended March 31, 2025, the Company entered into a variable rate mortgage note of $57,750 secured by a property contributed to a DST as part of our DST Program. The DST obtained an interest rate swap with an aggregate notional value of $57,750 as of March 31, 2025 that is structured such that the variable rate results in a fixed rate of 4.04%. The interest on the mortgage and any amounts received or owed under the interest rate swap are borne by the DST and are not consolidated in the Company’s Condensed Consolidated Financial Statements.
(5)We have an outstanding interest rate swap with an aggregate notional value of $46,432 as of March 31, 2025 that is structured such that the variable rate results in a fixed rate of 3.74%.
(6)On August 28, 2024, NLT OP entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $29,000 of 6.24% Senior Notes, Series A, due August 28, 2028, $38,500 of 6.32% Senior Notes, Series B, due August 28, 2029, $39,500 of 6.40% Senior

Notes, Series C, due August 28, 2030 and $23,000 of 6.43% Senior Notes, Series D, due August 28, 2031 (collectively, the “Notes”), to qualified institutional investors in a private placement. Interest on the notes is due semi-annually on the 28th day of February and August of each year beginning on February 28, 2025. Proceeds from the issuance of the notes were used to pay down existing indebtedness of the Company and for other general purposes.
(7)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.

On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering. The Company is authorized to issue an unlimited number of each of its four classes of shares of its common shares (Class S shares, Class N shares, Class D shares, and Class I shares).
As of May 6, 2025, we had received net proceeds of $5,478,407 from selling an aggregate 538,920,116 common shares in the private offering (consisting of 234,281,186 Class S shares, 31,299,940 Class N shares, 9,257,868 Class D shares, and 264,081,122 Class I shares).
Cash Flows
Cash flows provided by operating activities was $85,051 for the three months ended March 31, 2025 compared to $36,904 for the three months ended March 31, 2024. The change in cash flows provided by operating activities was primarily due to an increase in interest income and distributions of earnings from unconsolidated real estate affiliates and a decrease in interest expense.
Cash flows used in investing activities was $516,190 for the three months ended March 31, 2025 compared to $523,783 for the three months ended March 31, 2024. The change in cash flows used in investing activities was primarily due to return of capital distributions from unconsolidated real estate affiliates and proceeds from the disposition of real estate, offset by increased investing activity related to real estate, real estate debt, financing receivables, and unconsolidated real estate affiliates.
Cash flows provided by financing activities was $489,480 for the three months ended March 31, 2025 compared to $478,125 for the three months ended March 31, 2024. The change in cash flows provided by financing activities was primarily due to an increase in proceeds received from the issuance of common shares, offset by increased distributions and repurchases on common shares and a decrease in net borrowings of principal on debt.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. There have been no material changes to our Critical Accounting Policies, including significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions, which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent Accounting Pronouncements
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—2. Summary of Significant Accounting Policies and Estimates” for a discussion concerning recent accounting pronouncements.
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of March 31, 2025 (in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$1,579,486	$46,832	$1,243,500	$226,654	$62,500
Organizational and offering costs	9,691	2,584	5,168	1,939	—
Total	$1,589,177	$49,416	$1,248,668	$228,593	$62,500
The Company has future commitments to fund the construction of wholly-owned assets and assets held at joint ventures under build-to-suit arrangements. As of March 31, 2025, the Company estimates that its total remaining future commitments to complete the construction of the assets is $371,387 which it expects to fund over the next nine months. Additionally, the Company has agreed to fund up to a maximum of $474,150 for incremental indirect interests in STORE.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk with respect to our variable-rate indebtedness as an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of floating rate financings with staggered maturities and through interest rate hedging agreements to fix all or a portion of our variable rate debt. As of March 31, 2025, the outstanding principal balance of our indebtedness was $1.6 billion and consisted of mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and unsecured senior notes.
Certain of our mortgage notes, term loan credit facilities, and unsecured revolving credit facilities are variable rate and indexed to one-month SOFR, and one-month SONIA (collectively, the “Reference Rates”). For the three months ended March 31, 2025, a 10 basis point increase in each of the Reference Rates would have resulted in an inconsequential increase in interest expense as a result of our interest rate swap and interest rate cap contracts which hedge our risk of changing interest rates. Our exposure to interest rate risk may vary in future periods as the amounts and terms of our interest rate hedging agreements change over time as we implement our hedging program.
Investments in Real Estate Debt
As of March 31, 2025 and December 31, 2024, we held $999.0 million and $696.1 million of investments in real estate debt, of which $832.0 million and $619.5 million are reported at fair value on our Condensed Consolidated Balance Sheet, respectively. Our investments in real estate debt consist of floating-rate and fixed rate debt. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three months ended March 31, 2025, a 50 basis point increase or decrease in the Reference Rates would have resulted in an increase or decrease of $2.1 million to income from investments in real estate debt.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of March 31, 2025 and December 31, 2024, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $83.2 million and $61.9 million, respectively.
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of March 31, 2025, we were not involved in any material legal proceedings.
ITEM 1A.     RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 13, 2025. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2025.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
We are conducting a Private Offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation D and/or Regulation S thereunder and applicable state securities laws. The table below details the common shares sold (primary and distribution reinvestment plan) (dollars are in thousands, except for per share amounts):

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration (4)
January 2025 (1)	26,109,261	$261,748
February 2025 (2)	22,127,319	221,042
March 2025 (3)	26,952,868	270,353
Total	75,189,448	$753,143
(1)    Includes 10,382,646 of Class S common shares, 2,439,188 of Class N common shares, 159,622 of Class D common shares, and 13,127,805 of Class I common shares. Class I common shares include 468,972 of common shares issued to the Adviser as payment of management fees.
(2)    Includes 7,481,260 of Class S common shares, 2,668,844 of Class N common shares, 2,024,560 of Class D common shares, and 9,952,654 of Class I common shares. Class I common shares include 483,490 of common shares issued to the Adviser as payment of management fees.
(3)    Includes 10,325,088 of Class S common shares, 4,261,190 of Class N common shares, 38,747 of Class D common shares, and 12,327,843 of Class I common shares. Class I common shares include 507,257 of common shares issued to the Adviser as payment of management fees.
(4)    Includes upfront selling commissions for Class S, Class N and Class D shares of $3,396.

Share Repurchases
Our Board of Trustees adopted the Share Repurchase Plan, whereby, subject to certain limitations, shareholders may request on a quarterly basis that the Company repurchases all or any portion of their shares. Shares repurchased under the Share Repurchase Plan are limited to no more than 5% aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months).
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
The following table sets forth purchases by the Company of its common shares during the three months ended March 31, 2025.

Repurchase Request Deadline	Total Number of Common Shares Purchased (1)	Average Price per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(3)
March 6, 2025	10,044,076	$10.1776	6,021,826	$—
Total	10,044,076	$10.1776	6,021,826	$—
_______________
(1)Includes 4,022,250 Class I shares previously issued to the adviser as payment of management fees and interest on the affiliate line of credit. The shares were repurchased at the then-current transaction price resulting in a total repurchase of $41,000.
(2)Repurchase pricing date was January 31, 2025.
(3)Repurchases are limited as set forth in our Share Repurchase Plan described above. All requests under the Share Repurchase Plan were satisfied.

From Inception through March 31, 2025, 5,377,593 Class I OP Units in the Operating Partnership were issued to the Special Limited Partners. Subsequent to initial issuance, 4,570,954 Class I OP Units were distributed to participants in the Special Limited Partners, with the remaining 806,639 Class I OP Units held directly by the Special Limited Partners as of March 31, 2025.
From Inception through March 31, 2025, the Company issued 9,877,831 Class I shares to the Adviser as payment of management fees and interest on the affiliate loan. As of March 31, 2025, the Company has repurchased 6,876,496 Class I shares previously issued to the Adviser. As of March 31, 2025, the Adviser held 5,444,274 Class I shares, including shares previously purchased by the Adviser. The repurchase of any Class I OP Units held by the Special Limited Partner or Class I shares held by the Adviser acquired as payment of management fee and interest earned by the Adviser occurs outside of our Share Repurchase Plan.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act).
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
Name: Kevin Halleran
Title: Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: May 9, 2025