Form 10-Q
period 2025-06-30
Blue Owl Real Estate Net Lease Trust
filed 2025-08-07
CIK 1944366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2025, the issuer had the following shares outstanding: 263,139,145 Class S shares, 39,069,126 Class N shares, 7,028,526 Class D shares, and 305,194,754 Class I shares.

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
•since there is no public trading market for our common shares of beneficial interest par value $0.01 per share (“common shares” or “shares”), repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan (the “Share Repurchase Plan”) provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our Board of Trustees may make exceptions to, modify and suspend our Share Repurchase Plan if, in its judgement, it deems such action to be in our best interest. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid;
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

PART I - FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$2,980,068	$2,996,309
Investments in unconsolidated real estate affiliates (includes $2,986,233 and $1,742,086 reported at fair value as of June 30, 2025 and December 31, 2024, respectively)	2,991,603	1,747,787
Investments in leases – Financing receivables, net	318,048	535,273
Investments in real estate debt (includes $762,528 and $619,476 reported at fair value as of June 30, 2025 and December 31, 2024, respectively)	935,291	696,052
Intangible assets, net	166,765	168,101
Cash and cash equivalents	283,348	112,718
Restricted cash	47,783	50,069
Other assets	87,237	71,279
Total assets	$7,810,143	$6,377,588

Liabilities and Equity
Mortgage notes and credit facilities, net	$1,418,246	$1,627,748
Unsecured senior notes, net	126,522	126,345
Due to affiliates	177,855	140,091
Accounts payable and accrued expenses	98,046	100,564
Other liabilities	326,413	88,442
Total liabilities	2,147,082	2,083,190

Redeemable non-controlling interests	67,839	39,952
Redeemable common shares	42,797	56,948

Equity
Common shares — Class S, $0.01 par value per share, 242,926,932 and 186,966,766 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,429	1,870
Common shares — Class N, $0.01 par value per share, 34,737,369 and 15,155,627 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	347	152
Common shares — Class D, $0.01 par value per share, 4,602,147 and 1,751,905 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	46	18
Common shares — Class I, $0.01 par value per share, 278,875,945 and 219,267,018 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,785	2,192
Additional paid-in capital	5,501,647	4,149,362
Accumulated earnings and cumulative distributions	(195,102)	(187,297)
Accumulated other comprehensive loss	(5,368)	(18,118)
Total Shareholders' Equity	5,306,784	3,948,179
Non-controlling interests	245,641	249,319
Total equity	5,552,425	4,197,498
Total liabilities and equity	$7,810,143	$6,377,588
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues
Rental revenue	$57,224	$48,717	$112,970	$99,671
Income from investments in leases - Financing receivables	8,873	15,037	19,180	29,571
Total revenues	66,097	63,754	132,150	129,242

Expenses
Rental property operating	10,010	6,701	17,203	12,788
General and administrative	6,074	7,530	7,512	11,510
Impairment charges	—	4,849	—	4,849
Management fee	18,622	10,323	34,838	18,804
Performance participation allocation	18,331	8,333	30,896	15,162
Depreciation and amortization	26,226	23,115	52,063	46,152
Total expenses	79,263	60,851	142,512	109,265

Other income (expense)
Income from unconsolidated real estate affiliates	76,077	40,094	185,464	73,394
Gain (loss) on dispositions of real estate	—	714	(2,180)	714
Interest expense	(22,739)	(31,838)	(42,913)	(69,103)
Interest income	24,154	2,854	44,334	6,099
Other (expense) income, net	(2,970)	751	(3,813)	515
Total other income (expense), net	74,522	12,575	180,892	11,619
Net income before income taxes	$61,356	$15,478	$170,530	$31,596
Income tax (benefit) expense	(198)	1,108	81	1,412
Net income	61,554	14,370	170,449	30,184
Net income attributable to non-controlling interests	(3,206)	(1,234)	(9,733)	(2,917)
Net income attributable to ORENT shareholders	$58,348	$13,136	$160,716	$27,267
Net income per common share – basic	$0.11	$0.04	$0.31	$0.10
Net income per common share – diluted	$0.11	$0.04	$0.31	$0.10
Weighted-average common shares outstanding, basic	545,932,592	292,992,195	510,324,741	265,106,090
Weighted-average common shares outstanding, diluted	577,685,020	321,947,289	541,697,950	293,952,425

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$61,554	$14,370	$170,449	$30,184
Other comprehensive income:
Change in unrealized (loss) gain on derivative instruments	(6,820)	3,230	(21,044)	24,642
Change in unrealized (loss) gain on AFS investments in real estate debt	(1,327)	(134)	(2,869)	100
Foreign currency translation adjustment	34,209	(3,032)	37,417	(10,078)
Other comprehensive income	26,062	64	13,504	14,664
Comprehensive income	87,616	14,434	183,953	44,848
Comprehensive income attributable to non-controlling interests	(4,692)	(1,351)	(10,487)	(4,598)
Comprehensive income attributable to ORENT shareholders	$82,924	$13,083	$173,466	$40,250
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2025	$2,120	$245	$40	$2,503	$4,814,831	$(29,943)	$(163,412)	$4,626,384	$250,501	$4,876,885
Common shares issued	309	100	5	359	785,074	—	—	785,847	—	785,847
Offering costs	—	—	—	—	(25,699)	—	—	(25,699)	—	(25,699)
Distribution reinvestment	21	2	1	21	45,458	—	—	45,503	—	45,503
Common share repurchases	(19)	—	—	(100)	(116,109)	—	—	(116,228)	—	(116,228)
Converted common shares	(2)	—	—	2	—	—	—	—	—	—
Amortization of restricted share grants	—	—	—	—	47	—	—	47	—	47
Net income (Net income of $585 allocated to redeemable NCI)	—	—	—	—	—	—	58,348	58,348	2,621	60,969
Other comprehensive income (Other comprehensive income of $75 allocated to redeemable NCI)	—	—	—	—	—	24,575	—	24,575	1,198	25,773
Distributions declared on common shares ($0.1750 gross per share)	—	—	—	—	—	—	(90,038)	(90,038)	—	(90,038)
Redeemable common share measurement adjustment	—	—	—	—	(146)	—	—	(146)	—	(146)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	65	65
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(9,826)	(9,826)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(498)	—	—	(498)	—	(498)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(1,311)	—	—	(1,311)	1,082	(229)
Balance at June 30, 2025	$2,429	$347	$46	$2,785	$5,501,647	$(5,368)	$(195,102)	$5,306,784	$245,641	$5,552,425

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2024	$1,172	$—	$3	$1,331	$2,461,018	$16,087	$(157,716)	$2,321,895	$256,444	$2,578,339
Common shares issued	287	19	9	287	609,628	—	—	610,230	—	610,230
Offering costs	—	—	—	—	(18,900)	—	—	(18,900)	—	(18,900)
Distribution reinvestment	11	—	—	11	22,784	—	—	22,806	—	22,806
Common share repurchases	(12)	—	—	(12)	(24,062)	—	—	(24,086)	—	(24,086)
Amortization of restricted share grants	—	—	—	—	47	—	—	47	—	47
Net income (Net income of $83 allocated to redeemable NCI)	—	—	—	—	—	—	13,136	13,136	1,151	14,287
Other comprehensive loss (Other comprehensive loss of $13 allocated to redeemable NCI)	—	—	—	—	—	(52)	—	(52)	129	77
Distributions declared on common shares ($0.1751 gross per share)	—	—	—	—	—	—	(48,466)	(48,466)	—	(48,466)
Redeemable common share measurement adjustment	—	—	—	—	(9)	—	—	(9)	—	(9)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	45	45
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(5,988)	(5,988)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(312)	—	—	(312)	—	(312)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(2,807)	—	—	(2,807)	2,606	(201)
Balance at June 30, 2024	$1,458	$19	$12	$1,617	$3,047,387	$16,035	$(193,046)	$2,873,482	$254,387	$3,127,869
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$1,870	$152	$18	$2,192	$4,149,362	$(18,118)	$(187,297)	$3,948,179	$249,319	$4,197,498
Common shares issued	572	192	27	680	1,494,890	—	—	1,496,361	—	1,496,361
Offering costs	—	—	—	—	(46,930)	—	—	(46,930)	—	(46,930)
Distribution reinvestment	39	3	1	40	84,822	—	—	84,905	—	84,905
Common share repurchases	(44)	—	—	(135)	(177,180)	—	—	(177,359)	—	(177,359)
Converted common shares	(8)	—	—	8	—	—	—	—	—	—
Amortization of restricted share grants	—	—	—	—	117	—	—	117	—	117
Net income (Net income of $1,568 allocated to redeemable NCI)	—	—	—	—	—	—	160,716	160,716	8,165	168,881
Other comprehensive income (Other comprehensive income of $182 allocated to redeemable NCI)	—	—	—	—	—	12,750	—	12,750	572	13,322
Distributions declared on common shares ($0.3500 gross per share)	—	—	—	—	—	—	(168,521)	(168,521)	—	(168,521)
Redeemable common share measurement adjustment	—	—	—	—	(19)	—	—	(19)	—	(19)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	119	119
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(15,029)	(15,029)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(462)	—	—	(462)	—	(462)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(2,953)	—	—	(2,953)	2,495	(458)
Balance at June 30, 2025	$2,429	$347	$46	$2,785	$5,501,647	$(5,368)	$(195,102)	$5,306,784	$245,641	$5,552,425

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$921	$—	$45	$1,016	$1,948,355	$3,052	$(132,638)	$1,820,751	$256,715	$2,077,466
Common shares issued	538	19	14	555	1,141,524	—	—	1,142,650	—	1,142,650
Offering costs	—	—	—	—	(32,980)	—	—	(32,980)	—	(32,980)
Distribution reinvestment	19	—	—	20	40,077	—	—	40,116	—	40,116
Common share repurchases	(20)	—	—	(20)	(40,933)	—	—	(40,973)	—	(40,973)
Converted common shares	—	—	(47)	46	1	—		—	—	—
Amortization of restricted share grants	—	—	—	—	(287)	—	—	(287)	—	(287)
Net income (Net income of $187 allocated to redeemable NCI)	—	—	—	—	—	—	27,267	27,267	2,730	29,997
Other comprehensive income (Other comprehensive income of $83 allocated to redeemable NCI)	—	—	—	—	—	12,983	—	12,983	1,598	14,581
Distributions declared on common shares ($0.3500 gross per share)	—	—	—	—	—	—	(87,675)	(87,675)	—	(87,675)
Redeemable common share measurement adjustment	—	—	—	—	(24)	—	—	(24)	—	(24)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	83	83
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(14,135)	(14,135)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(437)	—	—	(437)	—	(437)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(7,909)	—	—	(7,909)	7,396	(513)
Balance at June 30, 2024	$1,458	$19	$12	$1,617	$3,047,387	$16,035	$(193,046)	$2,873,482	$254,387	$3,127,869
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$170,449	$30,184

Adjustments to reconcile net income to cash provided by operating activities:
Management fee	34,838	18,804
Performance participation allocation	30,896	15,162
Depreciation and amortization	52,063	46,152
Amortization of tenant lease inducement	1,515	777
Straight-line rent adjustment	(10,405)	(9,118)
Accretion of tenant loan receivable	(3,337)	(6,204)
Amortization of below-market lease intangibles	(178)	(123)
Amortization of deferred financing costs	2,956	2,330
Debt extinguishment expense	257	—
Capitalized interest on real estate under development	(1,665)	—
Impairment charges	—	4,849
Income from unconsolidated real estate affiliates	(185,464)	(73,394)
Distribution of earnings from unconsolidated real estate affiliates	81,779	46,240
Loss on dispositions of real estate	2,180	(714)
Lease right of use asset amortization	327	327
Net loss (gain) on derivative instruments not designated as hedges	6,648	(1,189)
Net unrealized gain on investments in real estate debt	(1,979)	—
Net unrealized loss on fair value of DST financing obligation	338	—
Amortization of off-market caps	89	4,396
Amortization of restricted shares	235	207
Non-cash interest expense on affiliate line of credit	—	4,693
Provision for current expected credit losses	(2,848)	742
Other	—	(95)
Change in assets and liabilities:
Decrease in other assets	(5,761)	(6,318)
Decrease in due to affiliates	(545)	(1,006)
Increase (decrease) in accounts payable and accrued expenses	1,326	(7,896)
Increase in other liabilities	1,171	4,931
Net cash provided by operating activities	174,885	73,737

Cash flows from investing activities:
Acquisitions of real estate	(37,936)	(55,671)
Payments for real estate under development	(15,518)	—
Proceeds from disposition of real estate	137,322	5,260
Acquisitions of intangible assets	(3,744)	(9,128)
Capital improvements to real estate	(552)	(1,448)
Investments in leases - financing receivable	(74,133)	(43,378)
Purchase of investments in real estate debt	(525,811)	(45,775)
Sale of investments in real estate debt	260,724	16,733
Investment in unconsolidated real estate affiliates	(1,245,281)	(559,325)
Sale of investment in unconsolidated real estate affiliates	190,398	—
Return of capital from investment in unconsolidated real estate affiliates	57,165	—
Cash flows from off-market interest rate swaps and caps	—	4,820
Net cash used in investing activities	(1,257,366)	(687,912)

Cash flows from financing activities:
Proceeds from issuance of common shares	1,490,400	1,138,233
Payment of distributions to common shareholders	(85,787)	(46,121)
Proceeds from issuance of non-controlling interests	120	—
Payment of distributions to non-controlling interests	(10,853)	(9,786)
Repurchase of common shares	(223,398)	(40,973)
Redemption of non-controlling interests	(1,163)	(724)
Proceeds from DST Program	106,272	12,940
Borrowings under secured financings of investments in real estate debt	115,276	—
Repayment of affiliate line of credit	—	(200,000)
Borrowings under term loan credit facility	84,500	70,000
Borrowings under revolving credit facility	480,000	463,555
Repayment of revolving credit facility	(726,950)	(353,822)
Borrowings under mortgage notes	57,750	43,000
Repayment of mortgage notes	—	(139,854)
Repayment of other borrowings	—	(287,544)
Payment of deferred financing costs	(34,383)	(2,357)
Net cash provided by financing activities	1,251,784	646,547
Net change in cash and cash equivalents and restricted cash	169,303	32,372
Cash and cash equivalents and restricted cash, beginning of period	162,787	136,670
Effects of currency translation on cash, cash equivalents, and restricted cash	(959)	1,103
Cash and cash equivalents and restricted cash, end of period	$331,131	$170,145

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet
Cash and cash equivalents	$283,348	$101,571
Restricted cash	47,783	68,574
Total cash and cash equivalents and restricted cash	$331,131	$170,145

Supplemental disclosures:
Interest paid	$39,215	$64,565
Income taxes paid	$765	$1,228
Accrued unpaid amounts for real estate under development	$6,066	$—
Accrued unpaid amounts for capital improvements to real estate	$2,417	$11,920
Accrued unpaid amounts for other intangible assets	$28,334	$36,138

Non-cash investing and financing activities:
Contribution of real estate assets for investment in unconsolidated real estate affiliate	$142,357	$—
Assumption of other borrowings in conjunction with investments in unconsolidated real estate affiliates	$—	$287,444
Issuance of redeemable Class I Shares as interest payment for the affiliate line of credit	$—	$7,081
Issuance of redeemable Class I Shares as settlement of the management fee	$31,874	$16,544
Redeemable non-controlling interest issued as settlement of performance participation allocation	$28,284	$5,371
Allocation to redeemable non-controlling interest	$462	$437
Allocation to redeemable common shares	$19	$24
Distribution reinvestment	$84,822	$40,077
Accrued distributions for common shareholders	$31,066	$17,418
Accrued distributions for non-controlling interests	$1,874	$1,696
Accrued shareholder servicing fees	$134,625	$78,477
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands)
1.    Organization and Nature of the Business
Blue Owl Real Estate Net Lease Trust (formerly, Oak Street Net Lease Trust) (“we”, “us”, “our”, “ORENT”, and the “Company”) was formed on April 4, 2022 as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl Capital Inc. (“Blue Owl”) on August 9, 2022. The Company invests primarily in a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors across the United States and Canada, and to a lesser extent, Europe. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP (formerly OakTrust Operating Partnership L.P.), a Delaware limited partnership (“NLT OP” or “Operating Partnership”). Substantially all of the Company’s business is conducted through NLT OP. As of June 30, 2025, ORENT owns 94.6% of NLT OP. The Company and NLT OP are externally managed by an adviser, Blue Owl Real Estate Capital LLC (formerly, Oak Street Real Estate Capital, LLC) (“Blue Owl Real Assets” or “Adviser”), a subsidiary of Blue Owl. The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and board of trustees (the “Board of Trustees”).
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
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and its management does not distinguish the principal business, or group the operations, by geography, property type, lease classification, investment type, or any other grouping for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment as of June 30, 2025.
As of June 30, 2025, the Company owned 215 investments in real estate, 15 investments in real estate leases, and 17 build-to-suit assets currently in development, including industrial, retail, and office properties. Additionally, the Company holds interest in nine joint ventures that are included in investments in unconsolidated real estate affiliates, including STORE Capital LLC and Waterparks LLC (collectively “STORE”). STORE owns 3,404 properties which are leased to 661 tenants on a triple-net lease basis. The Company also holds investments in real estate debt which consist of securities and loans (refer to Note 6 - Investments in Real Estate Debt).
On September 1, 2022, the Company commenced the offering of its common shares through a continuous private placement offering (“Private Offering”), under Regulation D of the Securities Act of 1933, as amended (the “1933 Act”). As of June 30, 2025, the Company is authorized to issue an unlimited number of each of its four classes of shares of its common shares (Class S shares, Class N shares, Class D shares, and Class I shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. The initial offering price for shares sold through the Private Offering was $10.00 per share. The Company conducts periodic closings and sells shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the audit committee of the Board of Trustees, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable based on the information available as of June 30, 2025. However, uncertainty over the current global economic environment conditions, including the persistence of elevated inflation and interest rate volatility, in conjunction with global economic and geopolitical uncertainty, including the ongoing conflicts in Eastern Europe, the Middle East, and the North Africa region and the U.S. government’s imposition of tariffs and the counter-tariffs imposed by other countries, and the impact on the Company’s operations may cause actual results to differ materially from those estimates.
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
Investments in Unconsolidated Real Estate Affiliates
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates, as this election aligns the accounting for GAAP and the calculation of monthly NAV for these investments. The Company therefore reports these investments at fair value in Investments in unconsolidated real estate affiliates on the Condensed Consolidated Balance Sheets. Changes in the fair value of equity method investments under the FVO are recorded as Income from unconsolidated real estate affiliates in the Condensed Consolidated Statements of Operations.
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
Distributions received from equity method investments are classified using the nature of distributions approach. Distributions received are classified based on the nature of the activity or activities that generated the distributions as a return on the investment, which are classified as cash inflows from operating activities, or a return of investment, which are classified as cash inflows from investing activities. Transaction costs associated with the equity method investments are expensed as incurred. Investments made, including the transaction costs, for equity method investments are classified as cash outflows from investing activities in the Condensed Consolidated Statements of Cash Flows.
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
Valuation of assets and liabilities measured at fair value
Certain of the Company’s investments in real estate debt and FVO equity method investments are reported at fair value. As of June 30, 2025, the Company’s investments in real estate debt reported at fair value, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as term, revolver, senior and mezzanine loans secured by real estate assets, presented collectively as commercial real estate loans. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its pro rata share of the investments’ equity at fair value. The investments’ underlying real estate holdings and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying real estate holdings is generally determined using the income capitalization valuation method. As of June 30, 2025, the weighted average capitalization rate utilized, excluding real estate under development, was 7.0%. The fair value of the underlying debt is determined by discounting the future contractual cash flows to the present value using current market interest rates. As of June 30, 2025, the weighted average interest rate utilized was 5.5%.
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
The following table details the Company’s assets measured at fair value on a recurring basis:

	June 30, 2025			December 31, 2024
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investments in unconsolidated real estate affiliates	$—	$2,986,233	$2,986,233	$—	$1,742,086	$1,742,086
Investments in real estate debt	484,960	277,568	762,528	505,537	113,939	619,476
Interest rate hedging derivatives (1)	618	—	618	13,546	—	13,546
Foreign currency hedging derivatives (1)	6,625	—	6,625	3,661	—	3,661
Total	$492,203	$3,263,801	$3,756,004	$522,744	$1,856,025	$2,378,769

Liabilities:
Interest rate hedging derivatives (2)	$9,563	$—	$9,563	$1,922	$—	$1,922
Foreign currency hedging derivatives (2)	12,243	—	12,243	2,630	—	2,630
DST financing obligation (2)	—	158,024	158,024	—	52,123	52,123
Total	$21,806	$158,024	$179,830	$4,552	$52,123	$56,675
(1) Included within Other assets within the Condensed Consolidated Balance Sheets.
(2) Included within Other liabilities within the Condensed Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Investments in real estate debt	Investments in unconsolidated real estate affiliates	Total Assets	DST Financing Obligation
Balance as of December 31, 2024	$113,939	$1,742,086	$1,856,025	$52,123
Purchases	190,427	1,387,700	1,578,127	—
Sales	(28,777)	(190,398)	(219,175)	—
Distributions received	—	(138,708)	(138,708)	—
DST Program proceeds	—	—	—	106,272
Included in net income
Realized gain on sale of DST Interests	—	—	—	(709)
Unrealized loss on fair value of DST financing obligation	—	—	—	338
Gain on fair value of investments in real estate debt	1,979	—	1,979	—
Income from unconsolidated real estate affiliates measured at fair value	—	185,553	185,553	—
Balance as of June 30, 2025	$277,568	$2,986,233	$3,263,801	$158,024
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

Valuation of liabilities not measured at fair value
As of June 30, 2025 and December 31, 2024, the fair value of the Company’s unsecured term loan credit facility, unsecured revolving credit facility, mortgages payable, and unsecured senior notes was $401 above and $910 below carrying value, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 9 – Debt.
Allowance for Credit Losses
The Company analyzes its Investments in leases - Financing receivables, net, certain of its investments in real estate debt which are held-to-maturity and its investment in loans receivable, which are included within Investments in real estate debt in our Condensed Consolidated Balance Sheets, for potential credit losses under the current expected credit losses (“CECL”) model. The allowance for credit losses is measured, considering the Company’s ownership of the leased asset, using a probability of default method based on the lessee’s and borrower’s respective credit ratings, the expected value related to releasing underlying assets or collateral, our historical loss experiences, and other factors related to other sale-leasebacks accounted for as financing receivables, our investments in real estate debt held-to-maturity, and our investments in loans receivable. Included in our model are factors that incorporate forward-looking information. Changes in the allowance for credit losses are subsequently included in the Company’s Condensed Consolidated Statements of Operations within General and administrative expenses and as a reduction to Investments in leases - Financing receivables, net and Investments in real estate debt on our Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the Company has recorded an allowance for credit losses of $18,422 and $22,934, respectively, related to its Investments in leases - Financing receivables, net. As of June 30, 2025, the Company has recorded an allowance for credit losses of $1,665 related to its investments in real estate debt designated as held-to-maturity. The Company did not record an allowance for credit losses related to its investments in real estate debt designated as held-to-maturity as of December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company has not recorded an allowance for credit losses related to its investments in loans receivable. Refer to Note 6 - Investments in Real Estate Debt for additional information.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the expense caption an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in ASU 2024-03 apply to all PBEs, including entities that file or furnish financial statements with the SEC, inclusive of brokers and dealers in securities and voluntary filers. The ASU should be adopted prospectively, however, retrospective adoption is permitted. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income - Expense Disaggregation Disclosures, which clarified the effective date of ASU 2024-03. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Entities may elect to apply the amendments either prospectively or retrospectively. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.
In May 2025, the FASB issued ASU 2025-03 Business Combinations (Topic 805) and Consolidation (810): Determining the Accounting Acquired in the Acquisition of a Variable Interest Entity, which revises guidance in ASC 805 on identifying the accounting acquired in a business combination in which the legal acquiree is a variable interest entity (VIE). The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not. Under ASU 2025-03, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a VOE. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the adoption date. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.
3.     Acquisitions and Dispositions
Acquisitions
The following tables set forth the acquisition values, number of properties, and total rentable square feet of gross leasable area (“GLA”) of the Company for the six months ended June 30, 2025 and 2024. For acquisitions not denominated in USD, the amounts have been presented in USD at the prevailing foreign exchange rate on the acquisition date:

	Six Months Ended June 30, 2025
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Retail	$114,438	19	196

	Six Months Ended June 30, 2024
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)(1)
Industrial	$54,761	22	5,657
Retail	10,023	1	954
Total	$64,784	23	6,611
(1) The square footage for the retail property and a portion of industrial properties relates to build-to-suit assets.

The following table details the purchase price allocation for the properties acquired during the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024
Buildings	$27,939	$13,461
Land and land improvements	8,594	13,178
Construction in process	—	29,017
Financing receivables	74,133	40,257
In-place lease intangibles	1,614	4,080
Other lease intangibles	2,158	5,142
Below-market lease intangible liabilities	—	(94)
Total Purchase Price	$114,438	$105,041
Dispositions
During the six months ended June 30, 2025, the Company contributed 15 LV Petroleum properties and a mortgage loan with a net value of $279,679 to LVP Portfolio Master REIT LLC (“LV Petroleum JV”) in exchange for a 50.9% ownership interest in LV Petroleum JV and cash proceeds of $137,322. In conjunction with the contribution, the Company recognized a loss on disposition of $2,180 due to the reversal of non-cash accretion of tenant loan receivables. The properties were previously accounted for as failed sale-leaseback transactions and primarily included within Investments in leases - Financing receivables. See Note 5 - Investments in Unconsolidated Real Estate Affiliates for additional information.
During the six months ended June 30, 2024, the Company disposed of one retail property and one parcel of excess land at an industrial property for total net proceeds of $5,260 and recognized a net gain on dispositions of $714.
4.    Investments in Real Estate, net
Investments in real estate, net consisted of the following:

	June 30, 2025	December 31, 2024
Buildings	$2,521,411	$2,441,729
Land and land improvements	624,162	603,069
Furniture, fixtures and equipment	1,374	—
Construction in process	41,399	110,728
Total	3,188,346	3,155,526
Accumulated depreciation	(208,278)	(159,217)
Investments in real estate, net	$2,980,068	$2,996,309
Assets of $16,124 relating to build-to-suit properties previously acquired in sale leaseback transactions were placed into service during the six months ended June 30, 2025, including $13,344 previously classified as construction in progress and $2,780 previously classified as investments in real estate debt. As of June 30, 2025, the assets are presented as $2,857 of land, $9,867 of building, and $3,400 of land improvements. No construction in progress was placed into service during the six months ended June 30, 2024.
The total rentable square feet of GLA of the Company was 19,292 and 15,373 thousand square feet as of June 30, 2025 and 2024, respectively, of which approximately 99% and 99% was leased, respectively.
5.    Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties. As of June 30, 2025 and December 31, 2024, investments in unconsolidated real estate affiliates were $2,991,603 and $1,747,787, respectively.
Oracle
On April 9, 2025, the Company made an indirect investment of $308,212 through BOREC Longhorn Member LLC in Longhorn JV, LLC (“Oracle 1-2 JV”). Oracle 1-2 JV was formed to facilitate the investment of BOREC Longhorn Member LLC and Crusoe Abilene, LLC to fund the development of a two-building data center leased to Oracle America,

Inc. in a build-to-suit arrangement. BOREC Longhorn Member LLC owns 92.3% of Oracle 1-2 JV. The Company holds a 48% membership interest in BOREC Longhorn Member LLC. The Company has elected to account for the investment using the FVO under ASC 825. Subsequent to its initial investment, the Company contributed an additional $1,466 to BOREC Longhorn Member LLC. Additionally, during the period from the Company’s initial investment through June 30, 2025, the Company received $3,797 in distributions from BOREC Longhorn Member LLC.
On May 16, 2025, the Company made an indirect investment of $31,534 through Blue Owl B3 and B4 Aggregator LLC (“B3-B4 Aggregator”) to acquire an indirect 9.1% interest in Longhorn JV 3, LLC and Longhorn JV 4, LLC (collectively, “Oracle 3-4 JV”), and the Company made an indirect investment of $361,586 through Blue Owl B5 B6 B7 B8 Aggregator LLC (“B5-B8 Aggregator”) to acquire an indirect 92.5% interest in Longhorn JV 5, LLC, Longhorn JV 6, LLC, Longhorn JV 7, LLC, and Longhorn JV 8, LLC (collectively, “Oracle 5-8 JV”). Oracle 3-4 JV and Oracle 5-8 JV were formed as joint ventures with affiliates of Crusoe Abilene, LLC to facilitate the development of six additional data center buildings leased to Oracle America, Inc. in build-to-suit arrangements. Subsequent to its initial investment, the Company contributed an additional $28,734 and $231,462 to B3-B4 Aggregator and B5-B8 Aggregator, respectively. Additionally, B3-B4 Aggregator and B5-B8 Aggregator made distributions of $1,285 and $1,155, respectively, of which the Company received $117 and $1,068, respectively. The Company subsequently sold a portion of its investment in B5-B8 Aggregator to other vehicles managed by Blue Owl Real Assets for $190,398. As of June 30, 2025, the Company holds a 9.1% and 58.1% membership interest in B3-B4 Aggregator and B5-B8 Aggregator, respectively. As of June 30, 2025, B3-B4 Aggregator owns a weighted average interest of 90.7% in Oracle 3-4 JV and B5-B8 Aggregator owns a weighted average of 90.4% in Oracle 5-8 JV. The Company has elected to account for the investments using the FVO under ASC 825.
LV Petroleum
During the six months ended June 30, 2025, the Company contributed 15 of its LV Petroleum assets and a mortgage loan for cash proceeds of $137,322 and a 50.9% interest in LV Petroleum JV, a joint venture with Blue Owl Promote G II LLC, valued at $142,357. The Company has elected to account for the investment using the FVO under ASC 825. During the six months ended June 30, 2025, LV Petroleum JV made distributions of $118,365, of which the Company received $60,248, including return of capital distributions of $57,165.
CoreWeave
On August 27, 2024, the Company made an indirect investment of $11,812 through BOREC Spider Member LLC in Project Spider JV LLC (“CoreWeave CTP-02 JV”). CoreWeave CTP-02 JV was formed to facilitate the investment of BOREC Spider Member LLC and AREP Chirisa CTP2 JV LLC to fund the development of a single-story data center leased to CoreWeave, Inc. in a build-to-suit arrangement. As part of its investment in CoreWeave CTP-02 JV, BOREC Spider Member LLC has agreed to fund its 95% share of the estimated total development cost of $726,895 through pro-rata capital contributions over the course of approximately 23 months, including amounts funded as of June 30, 2025. The Company holds a 15% membership interest in BOREC Spider Member LLC. The Company has elected to account for the investment using FVO under ASC 825. During the six months ended June 30, 2025, the Company contributed an additional $6,088 to BOREC Spider Member LLC to fund capital calls initiated by CoreWeave CTP-02 JV. Additionally, BOREC Spider Member LLC made distributions of $16,814, of which the Company received $2,522.
On May 23, 2025, the Company made an indirect investment of $4,538 through BOREC Spider Member III LLC in Project Spider III JV LLC (“CoreWeave CTP-03 JV”). CoreWeave CTP-03 JV was formed to facilitate the investment of BOREC Spider Member III LLC and AREP Chirisa CTP3 JV LLC to fund the development of a single-story data center leased to CoreWeave, Inc. in a build-to-suit arrangement. As part of its investment in CoreWeave CTP-03 JV, BOREC Spider Member III LLC has agreed to fund its 95% share of the estimated total development cost of $746,114 through pro-rata capital contributions over the course of approximately 26 months, including amounts funded as of June 30, 2025. The Company holds an 11.3% membership interest in BOREC Spider Member III LLC. The Company has elected to account for the investment using FVO under ASC 825. During the six months ended June 30, 2025, the Company contributed an additional $2,267 to fund capital calls initiated by CoreWeave CTP-03 JV to BOREC Spider Member III LLC.
STORE
On February 3, 2023, the Company made an indirect investment through Ivory OSREC OS Aggregator LLC (“OS Aggregator”) in STORE, a publicly traded REIT invested in net-lease real estate, in an all-cash, take-private transaction. The Company has elected to account for the investment using the FVO under ASC 825. In connection with closing of the initial investment, OS Aggregator signed a Forward Interest Purchase Agreement (the “FIPA”) pursuant to which it agreed to purchase additional indirect interests in STORE such that OS Aggregator would own, in aggregate, an indirect 25%

membership interest in STORE prior to the first anniversary of the closing of the initial investment, representing an aggregate additional investment of approximately $1,063,000 as of the signing date.
On February 6, 2024, subsidiaries of the Company entered into promissory notes with SuNNNy Days, LLC, an affiliate of GIC Private Limited (“GIC”), to borrow $287,844 (the “FIPA Loan”) in exchange for assignment of ownership of the remaining units OS Aggregator was required to purchase under the FIPA. Such assignment resulted in OS Aggregator reaching an indirect 25% membership interest in STORE and meeting the obligations of the FIPA. The FIPA Loan had an interest rate of 9.0% and a term of 18 months, with a maturity date of August 1, 2025. During the year ended December 31, 2024, the Company repaid the FIPA Loan through the use of proceeds from the issuance of common shares.
On February 24, 2025, the Company, through OS Aggregator, and other vehicles managed by Blue Owl Real Assets (together with the Company, “Blue Owl Vehicles”) entered into a Membership Interest Purchase Agreement, pursuant to which Blue Owl Vehicles acquired an additional 26% indirect interest (the “Transaction”) in STORE, resulting in a total 51% indirect ownership interest in STORE. In conjunction with the Transaction, the Company funded an additional $252,145, plus its pro rata share of transaction costs, through OS Aggregator to acquire an additional 2.5% indirect interest in STORE. Following the close of the Transaction, the Company’s investment represented 18.9% of indirect ownership interest in STORE. Additionally, the Company has agreed to fund up to a maximum of $474,150 for incremental indirect interests in STORE. As of June 30, 2025, the remaining maximum funding from the Company for indirect interest in STORE as part of this transaction is $263,088.
During the six months ended June 30, 2025, OS Aggregator made distributions of $105,390, of which the Company received $69,980. As of June 30, 2025, the Company owns a 62.6% interest in OS Aggregator. The initial and incremental investments made by the Company and affiliates of the Company in OS Aggregator were $2,970,455, representing 30.2% ownership percentage of interest in STORE. As of June 30, 2025, the fair value of the Company’s investment in STORE was $2,027,622, representing an 18.9% ownership percentage of interest in STORE.
The Company has determined that STORE is considered a significant subsidiary under SEC Regulation S-X Rule 10-01(b) as of June 30, 2025.
The following table provides summarized income statement information of STORE for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total revenue	$308,668	$272,464	$612,552	$542,323
Net income	$29,072	$166,364	$81,746	$345,107
The following tables detail the Company’s investments in unconsolidated real estate affiliates:

	Ownership Percentage		Carrying Amount of Investment
Investment	June 30, 2025 (1)	December 31, 2024	June 30, 2025	December 31, 2024
STORE Capital LLC	18.9%	16.4%	$2,027,622	$1,704,458
Blue Owl NL Opportunity Credit REIT E LLC ("Fleet Farm JV") (2)	49.1%	49.1%	5,370	5,701
Blue Owl NL Opportunity Credit Holdings REIT LLC ("Tenneco JV") (3)	50.9%	50.9%	31,478	28,808
CoreWeave JVs (4)	12.9%	14.3%	18,031	8,820
LV Petroleum JV	50.9%	—%	127,933	—
Oracle JVs (5)	45.5%	—%	781,169	—
Total			$2,991,603	$1,747,787

	ORENT's Share of Unconsolidated Entities' Income (Loss)
	Three Months Ended		Six Months Ended
Investment	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
STORE Capital LLC	$51,631	$36,205	$141,002	$68,242
Fleet Farm JV (2)	(25)	33	(95)	174
Tenneco JV (3)	3,320	3,856	3,647	4,978
CoreWeave JVs (4)	(414)	—	(1,160)	—
LV Petroleum JV	8,008	—	28,513	—
Oracle JVs (5)	13,557	—	13,557	—
	$76,077	$40,094	$185,464	$73,394
(1)    Ownership percentages reflect weighted average ownership as of June 30, 2025.
(2)     On August 12, 2022, the Company formed Fleet Farm JV, a joint venture in which the Company holds a 49.1% interest and accounts for using the equity method of accounting. As of June 30, 2025, the joint venture wholly owns two assets that are 100% leased to a single tenant under a triple-net lease.
(3)    On June 5, 2023, the Company formed Tenneco JV, a joint venture in which the Company holds a 50.9% interest and accounts for using the FVO under ASC 825. As of June 30, 2025, the joint venture wholly owns six assets that are 100% leased to a single tenant under triple-net leases.
(4)    Includes CoreWeave CTP-02 JV and CoreWeave CTP-03 JV, of which the Company owns 14.3% and 10.8%, respectively, as of June 30, 2025.
(5)    Includes Oracle 1-2 JV, Oracle 3-4 JV and Oracle 5-8 JV, of which the Company owns 44.3%, 8.2%, and 52.5%, respectively, as of June 30, 2025.

6.    Investments in Real Estate Debt
The Company’s investments in real estate debt as of June 30, 2025, consist of $484,960 in CMBS, $277,568 in commercial real estate loans, $154,582 in Horizontal Risk Retention Interests (“HRRs”), and $18,181 in investments in loans receivable.
The following tables detail the Company’s investments in real estate debt held at fair value:

	June 30, 2025
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS (3)	SOFR + 4%	2/28/2034	$484,775	$485,671	$484,960
Commercial real estate loans	10%	10/14/2029	277,484	275,589	277,568
Total investments in real estate debt (4)	9%		$762,259	$761,260	$762,528
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.
(2)The weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)Includes investments pledged as collateral under a secured financing agreement. See Note 9 - Debt for additional information.
(4)Total investments in real estate debt per the tables above exclude our investments in HRRs and loans receivable, described below.

	December 31, 2024
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 4%	4/29/2036	$503,280	$503,379	$505,537
Commercial real estate loans	12%	4/5/2028	114,089	113,939	113,939
Total investments in real estate debt (3)	9%		$617,369	$617,318	$619,476

(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.
(2)The weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)Total investments in real estate debt per the tables above exclude our investments in HRRs and loans receivable, described below.

The following table details the credit rating of the Company’s investments in real estate debt held at fair value:

	June 30, 2025			December 31, 2024
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Aaa	$20,001	$20,032	3%	$25,695	$25,675	4%
Aa3	—	—	—%	6,072	6,091	1%
AA-	4,992	4,976	1%	21,437	21,441	3%
A-	56,197	56,201	7%	91,631	91,848	15%
A3	—	—	—%	8,189	8,262	1%
Baa3	—	—	—%	3,007	3,037	—%
BBB	7,008	7,030	1%	12,017	12,032	2%
BBB-	54,519	54,432	7%	84,391	84,886	14%
Ba2	31,638	31,704	4%	31,646	31,674	5%
BB+	6,496	6,514	1%	6,629	6,656	1%
BB	19,482	19,367	3%	17,348	17,548	3%
Ba3	10,012	10,040	1%	40,057	40,357	7%
BB-	155,202	153,709	20%	115,158	115,528	19%
B1	69,991	70,787	9%	—	—	—%
B-	50,133	50,168	7%	40,102	40,502	7%
Unrated	275,589	277,568	36%	113,939	113,939	18%
Total	$761,260	$762,528	100%	$617,318	$619,476	100%
The following table provides the activity for the real estate-related securities for the six months ended June 30, 2025:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities as of December 31, 2024	$503,379	$2,158	$505,537
Face value of real estate-related securities acquired	213,813	—	213,813
Sale of real estate-related securities	(232,504)	—	(232,504)
Realized gain on sale of real estate-related securities	556	—	556
Interest income associated with real estate-related securities	427	—	427
Unrealized loss on real estate securities	—	(2,869)	(2,869)
Real estate-related securities as of June 30, 2025	$485,671	$(711)	$484,960
The following tables detail the Company’s HRR investments which are classified as held-to-maturity and presented at amortized cost. The carrying value of the HRR investments as of June 30, 2025 is net of an allowance for credit losses of $1,665. The Company did not record an allowance for credit losses related to its HRR investments as of December 31, 2024. The Company has the intent and ability to hold its HRR investments until maturity.

	June 30, 2025
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Carrying Value
HRRs	SOFR+6%	10/8/2029	$156,600	$156,247	$154,582

	December 31, 2024
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Carrying Value
HRRs	SOFR+7%	12/15/2029	$48,800	$48,941	$48,941
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.

(2)The weighted average maturity date is based on the fully extended maturity date of the instrument.

Other Investments
During the year ended December 31, 2024, the Company acquired land related to build-to-suit properties in sale leaseback transactions for a total purchase price of $28,827 which is being accounted for as an investment in loans receivable and held at amortized cost, as the related lease is not deemed to have commenced until the constructed assets are made available for use by the lessee. Direct costs associated with originating loans are deferred and amortized as an adjustment to interest income over the term of the related loan receivable. During the six months ended June 30, 2025, the Company placed three build-to-suit properties in service and contributed properties for an interest in LV Petroleum JV, including two of its build-to-suit properties with a balance of $6,623. See Note 4 - Investments in Real Estate, net and Note 5 - Investments in Unconsolidated Real Estate Affiliates for additional information. As of June 30, 2025 and December 31, 2024, the Company held 17 and 22 investments in loans receivable related to build-to-suit arrangements with a total balance of $18,181 and $27,635, respectively, which are included within Investments in real estate debt in the Condensed Consolidated Balance Sheets.
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
The proceeds received from the DSTs are accounted for as financing obligation liabilities on the Condensed Consolidated Balance Sheets. The sale of Interests in a DST Property is accounted for as a failed sale-leaseback transaction due to the FMV Buyback Option retained by NLT OP and in accordance with ASC 842, the property remains on the Company’s Condensed Consolidated Balance Sheets. The Company has elected to account for the DST financing obligations using the FVO in accordance with ASC 825 and applies the FVO for each financial obligation recognized as Interests are sold, thus the election is occurring on an instrument-by-instrument basis. When the FVO is elected for a financial obligation, the Company subsequently measures the instrument at fair value and separately presents the changes in fair value resulting from instrument specific credit risk, if any, in other comprehensive income. The impact of changes in fair value other than those related to instrument specific credit risk are recorded in earnings, which represents a debit or credit entry, with the offset recorded as an adjustment to the financial obligation each reporting period.
Under the applicable master lease agreements, the Company is responsible for ongoing property management and for making fixed payments to the DSTs regardless of whether the DST Properties’ cash flows are sufficient to cover the payment. Accordingly, a holder of the DST’s beneficial interest receives a fixed payment from the Company and the potential for capital appreciation through the FMV Buyback Option. In exchange for these payments, the Company is entitled to receive the operating cash flows from the properties. For financial reporting purposes, the DST entities are not consolidated by the Company, but the underlying DST Properties and related mortgage debt are included in the condensed consolidated financial statements due to the resulting failed sale-leaseback transactions. The DST Property operations, including rental revenues and property operating expenses associated with the underlying property of each master lease and the master lease payment expense, are included in the respective line items on the Condensed Consolidated Statements of Operations.
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
During the six months ended June 30, 2025, the Company sold one industrial asset, net of a $57,750 mortgage loan, to a DST as part of its second DST Offering of $60,900, and sold 13 industrial assets to a DST as part of its third DST Offering of $95,540. See Note 9 - Debt for additional information regarding the mortgage loan. The Company did not sell or contribute any assets to a DST during the year ended December 31, 2024. A wholly owned subsidiary of the Company leased back the assets held in the DSTs in accordance with master lease agreements.
The following tables provide details on the Company’s DST Program activity:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net proceeds from DST Interests sold (1)	$67,133	$8,462	$106,272	$12,940
Master lease payments (2)	$3,215	$1,119	$4,518	$2,270
Distributions from the Company’s DST Interests	$1,283	$911	$1,808	$1,995
(1)     Net proceeds from DST Interests sold for the three and six months ended June 30, 2025 are net of total upfront fees at closing of $1,631 and $2,409, of which the Company earned $1,117 and $1,911, respectively. Net proceeds from DST Interests sold for the three and six months ended June 30, 2024 are net of total upfront fees earned at closing of $45 and $135, of which the Company earned $45 and $129, respectively. The upfront fees earned at closing by the Company are included within Other (expense) income, net on the Condensed Consolidated Statements of Operations.
(2)    We account for payments made to the DSTs under the master lease as a reduction of our financial obligations prior to remeasuring the fair value.

	June 30, 2025	December 31, 2024
DST financing obligation (1)	$158,024	$52,123
(1)    The DST financing obligation is included within Other liabilities on the Condensed Consolidated Balance Sheets.

From inception of the DST Program through June 30, 2025, the Company has raised gross proceeds of $160,910.
8.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following:

		June 30, 2025			December 31, 2024
	Weighted Average Life (Years)	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net
Intangible lease assets
In-place lease intangibles	14.6	$109,933	$(20,077)	$89,856	$107,642	$(15,978)	$91,664
Other lease intangibles (1)	14.8	86,348	(9,439)	76,909	82,696	(6,259)	76,437
Total intangible lease assets	14.7	$196,281	$(29,516)	$166,765	$190,338	$(22,237)	$168,101
(1)    Includes total tenant lease inducement balance of $61,586 and $60,676 as of June 30, 2025 and December 31, 2024.

Amortization expense related to the intangible lease assets for the three months ended June 30, 2025 was $3,561, of which $2,797 and $764 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. Amortization expense related to the intangible leases assets for the six months ended June 30, 2025 $7,072, of which $5,557 and $1,515 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. The amount included in rental revenue is related to tenant inducements and is a reduction to revenue.

Amortization expense related to the intangible lease assets for the three months ended June 30, 2024 was $2,571, of which $2,203 and $368 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. Amortization expense related to the intangible lease assets for the six months ended June 30, 2024 was $5,127, of which $4,350 and $777 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. The amount included in rental revenue is related to tenant inducements and is a reduction to revenue.
The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of June 30, 2025 is as follows:

	In-Place Tenant Lease Intangible Assets	Other Lease Intangibles
2025 (remaining)	$4,053	$3,109
2026	8,107	6,217
2027	8,107	6,217
2028	8,107	6,217
2029	8,106	6,216
2030	8,107	6,217
Thereafter	45,269	42,716
Total	$89,856	$76,909
As of June 30, 2025 and December 31, 2024, the gross carrying amount of the Company’s below market lease intangibles was $5,931 and $5,931, with accumulated amortization of $697 and $519, respectively. The below market lease intangibles, net of accumulated amortization, are included in Other liabilities within our Condensed Consolidated Balance Sheets.

9.    Debt
The following table details the mortgage notes and credit facilities of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate(1)(2)	Weighted Average Maturity Date	Maximum Facility Size	June 30, 2025	December 31, 2024
Mortgage notes & credit facilities:
Unsecured term loan credit facility	S + 1.35%	6/12/2030	$1,250,000	$1,250,000	$1,165,500
Unsecured revolving credit facility	S + 1.40%	6/12/2029	$2,485,000	—	246,950
Fixed rate mortgages	4.99%	8/25/2029	N/A	106,291	99,098
Variable rate mortgages	S + 1.88%	3/27/2028	N/A	107,309	129,824
Deferred financing costs, net				(45,354)	(13,624)
Total Mortgage notes & credit facilities, net:				$1,418,246	$1,627,748

Unsecured senior notes
Unsecured senior notes	6.35%	2/2/2030	N/A	$130,000	$130,000
Deferred financing costs, net				(3,478)	(3,655)
Unsecured senior notes, net:				$126,522	$126,345

Secured financings of investments in real estate debt
Secured financings of investments in real estate debt	S + 1.61%	8/20/2025	N/A	$115,276	$—
__________________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of June 30, 2025, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating rate debt. See further discussion of outstanding interest rate swaps below.
(2)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.

Mortgage Notes and Credit Facilities
On June 12, 2025, the Company entered into an amended and restated credit agreement, which amends and restates the credit agreement dated August 11, 2022. The amended and restated credit agreement provides for, among other things, (a) an upsize of the senior unsecured term loan facility from $1,165,500 to $1,250,000, (b) an upsize of the aggregate principal amount of the senior unsecured revolving credit facility from $724,500 to $2,485,000, (c) an upsize of the accordion feature, subject to the satisfaction of various conditions, which could bring total commitments from up to $3,200,000 to up to $5,000,000, (d) an extension of the revolving credit scheduled maturity date from August 2026 to June 2029, (e) an extension of the initial term loan scheduled maturity date from August 2027 to June 2030, and (f) the amendment of certain financial and other covenants.
The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is SOFR plus 0.10% or the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, and (c) 1.0%, as applicable. The weighted average interest rate for the unsecured term loan credit facility for the six months ended June 30, 2025 was 5.68% (unhedged) and 5.02% (hedged).
The unsecured revolving credit facility consists of USD (“USD Revolver”) and Alternative (“Alternative Revolver”) denominated currencies, and bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) adjusted floating rate, and (d) 1.0%. The adjusted floating rate for the USD Revolver is SOFR plus 0.10%, while the Alternative Revolver is EURIBOR for Euro borrowings, and CORRA plus 0.30% for Canadian Dollar borrowings. The weighted average interest rate for the unsecured revolving credit facility for the six months ended June 30, 2025 was 5.75% (unhedged) and 4.75% (hedged). During the six months ended June 30, 2025, the Company earned an additional $277 of income as a result of over hedging on our interest rate swaps. We believe the interest rate swaps are still highly effective.

During the six months ended June 30, 2025, the Company entered into a variable rate mortgage note of $57,750 secured by a property contributed to a DST as part of our DST Program. The interest on the mortgage and any amounts received or owed under the interest rate swap are borne by such DST and are not consolidated in the Company’s Condensed Consolidated Financial Statements. Additionally, the Company contributed a variable rate mortgage note of $84,500 for interest in a joint venture. Refer to Note 3 - Acquisitions and Dispositions for additional information.
The following table details the Company’s interest rate swaps as of June 30, 2025:

Notional Balance	Fixed Rate
Mortgage notes & credit facilities:
Unsecured term loan credit facility
$700,000	3.65%
$250,000	3.42%
$145,500	4.23%
$100,000	3.67%
$54,500	3.40%
Unsecured revolving credit facility
$100,000	3.25%
$45,500	3.40%
Variable rate mortgages
$48,923	3.74%
Unsecured Senior Notes
On August 28, 2024, NLT OP entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $29,000 of 6.24% Senior Notes, Series A, due August 28, 2028, $38,500 of 6.32% Senior Notes, Series B, due August 28, 2029, $39,500 of 6.40% Senior Notes, Series C, due August 28, 2030 and $23,000 of 6.43% Senior Notes, Series D, due August 28, 2031 (collectively, the “Notes”), to qualified institutional investors in a private placement. Interest on the notes is due semi-annually on the 28th day of February and August of each year beginning on February 28, 2025. Proceeds from the issuance of the notes were used to pay down existing indebtedness of the Company and for other general purposes.
Secured Financings of Investments in Real Estate Debt
During the six months ended June 30, 2025, the Company entered into financing agreements secured by $199,885 of its CMBS investments under a master repurchase agreement. The terms of the master repurchase agreement provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company, and may require the Company to provide additional collateral in the form of cash or securities if the market value of such financed investment declines. The master repurchase agreement has no set maturity date, with each borrowing having initial terms of one to three months.The Company has the option to continuously extend the maturity of outstanding balances for additional one to three month terms upon each interim maturity date.
As of June 30, 2025, the Company’s total secured financings of investments in real estate debt outstanding was $115,276 with a weighted average maturity date of August 20, 2025, and a weighted average interest rate of SOFR + 1.61%, the relevant floating benchmark rate. As of December 31, 2024, the Company did not have any secured financings of investments in real estate debt outstanding. The Company’s secured financings of investments in real estate debt are included within Other Liabilities within the Condensed Consolidated Balance Sheets. As of June 30, 2025, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.
The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loan and revolving credit facilities, unsecured senior notes agreements and secured financings of investments in real estate debt. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and tangible net worth thresholds, among others. As of June 30, 2025, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.

The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of June 30, 2025:

Year	Amount
2025 (remaining)	$115,276
2026	49,559
2027	—
2028	29,000
2029	144,791
2030	1,347,250
Thereafter	23,000
Total	$1,708,876

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
Interest Rate Contracts
Certain of the Company’s financing transactions expose the Company to interest rate risks, which include exposure to variable interest rates on certain unsecured loans and loans secured by the Company’s real estate and variable rate investments in real estate debt where the Company is the lender. The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s financing and to limit the Company’s exposure to the future variability of interest rates. To mitigate this risk, the Company enters into derivative financial instruments with counterparties it believes to have appropriate credit ratings and that are major financial institutions with which the Company and its affiliates may also have other financial relationships.
The Company’s objective in using interest rate derivatives is to add stability to our interest expense and interest income, and to manage our exposure to interest rate fluctuations. To accomplish this objective, we use interest rate swap and interest rate cap contracts to manage our exposure on the variable rate interest debt and variable rate investments in real estate debt. The Company has designated these derivative financial instruments as cash flow hedges as defined under GAAP as of June 30, 2025.
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
The Company enters into currency options that give it the right, but not the obligation, to sell the foreign currency amount in exchange for a functional currency amount within a limited time at a contracted price. The contracts may also be net settled in cash, based on differentials in the foreign currency exchange rate and the strike price. The Company uses currency options as an economic hedge of foreign currency exposure related to the Company’s non-U.S. investments.
The following table details the Company’s outstanding derivatives:

			Notional Amount
Financial Instruments	Number of Instruments	Weighted Average Maturity Date	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps	8	3/3/2028	$1,507,923	$1,425,130
Derivatives not designated as hedging instruments
Foreign currency forward contracts (1)	8	1/1/2030	435,219	131,037
Foreign currency option contracts (1)	2	11/30/2028	104,370	104,370
Total			$2,047,512	$1,660,537
__________________
(1)The notional amount reflects the balance we expect to settle at the maturity date based on the contractual strike price at trade execution.

The fair value of our derivative financial instruments and their classification on our Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 are detailed below.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2025	December 31, 2024	Balance Sheet Location	June 30, 2025	December 31, 2024
Derivatives Designated as Hedging Instruments
Interest rate swaps	Other Assets	$618	$13,546	Other Liabilities	$9,563	$1,922
Total Derivatives Designated as Hedging Instruments		$618	$13,546		$9,563	$1,922

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Other Assets	$160	$808	Other Liabilities	$12,243	$2,630
Foreign currency option contracts	Other Assets	6,465	2,853	Other Liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$6,625	$3,661		$12,243	$2,630
The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations during the three months ended June 30, 2025 and 2024:

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	June 30, 2025	June 30, 2024		June 30, 2025	June 30, 2024
Interest rate swaps - Investments	$(238)	$—	Interest Income	$43	$—
Interest rate swaps - Borrowings	(4,148)	8,272	Interest Expense	2,391	5,223
Interest rate caps	—	2,429	Interest Expense	—	2,248
Total Derivatives Designated as Hedging Instruments	$(4,386)	$10,701		$2,434	$7,471
The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations during the six months ended June 30, 2025 and 2024:

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	June 30, 2025	June 30, 2024		June 30, 2025	June 30, 2024
Interest rate swaps - Investments	$(1,025)	$—	Interest Income	$58	$—
Interest rate swaps - Borrowings	(15,259)	33,981	Interest Expense	4,702	10,365
Interest rate caps	—	5,656	Interest Expense	—	4,630
Total Derivatives Designated as Hedging Instruments	$(16,284)	$39,637		$4,760	$14,995
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024:

		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Income Statement Location	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Foreign currency forward contracts	Other Income (Expense)	$(8,435)	$963	$(10,260)	$2,897
Foreign currency option contracts	Other Income (Expense)	3,175	(375)	3,612	(1,708)
Total Derivatives Not Designated as Hedging Instruments		$(5,260)	$588	$(6,648)	$1,189
11.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	June 30, 2025	December 31, 2024
Accrued ongoing servicing fees	$134,625	$101,890
Accrued management fee	12,673	9,710
Performance participation allocation	18,331	15,719
Advanced organization and offering costs	8,591	9,677
Other advanced expenses (1)	3,635	3,095
Total	$177,855	$140,091
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
The management fee may be paid, at the Adviser’s election, in cash, Class I shares or Class I OP Units. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense. During the three and six months ended June 30, 2025, the Company incurred management fees of $18,622 and $34,838, respectively. During the three and six months ended June 30, 2024, the Company incurred management fees of $10,323 and $18,804, respectively.
During the six months ended June 30, 2025 and 2024, the Company issued 3,124,371 and 1,624,473 shares, respectively, to the Adviser as payment for management fees. Management fees of $12,673 and $9,710 were accrued and unpaid as of June 30, 2025 and December 31, 2024, respectively. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Additionally, in connection with the DST Program, the Company will pay the Adviser a management fee equal to 1.25% of the total consideration received by the Company or its affiliate for selling Interests to third-party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests and any proceeds from any loans secured directly or indirectly by the DST Properties, per annum payable monthly. The Adviser has waived the fee for the current DST Offerings.
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Investment Advisory Agreement, Blue Owl Oak Trust Carry LLC, a controlled subsidiary of Blue Owl, and Blue Owl Real Estate Net Lease Trust CPV LP (formerly, Oak Trust Carry Participant Vehicle LP), controlled by senior and other officers of Blue Owl (each a “Special Limited Partner”) holds a performance participation interest in NLT OP that entitles them to receive an allocation of NLT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Investment Advisory Agreement. Under the NLT OP agreement, the Special Limited Partners are entitled to an allocation from NLT OP equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation allocation is measured on a calendar year basis and is paid quarterly in OP Units, ORENT shares, or cash, at the election of the Special Limited Partner. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partners are only entitled to the performance participation allocation fee provided that the Investment Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in our Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company recognized $18,331 and $30,896, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2024, the Company recognized $8,333 and $15,162, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2025 and 2024, the Company issued 2,773,439 and 528,732 Class I OP Units to the Special Limited Partners as payment of performance participation allocation at the respective NAV per unit. During the six months ended June 30, 2025, 113,979 Class I OP Units originally issued as payment of performance participation allocation were redeemed. During the six months ended June 30, 2024, 20,439 Class I OP Units originally issued as payment of performance participation allocation were redeemed. As of June 30, 2025 and December 31, 2024, there were 6,468,614 and 3,809,153 Class I OP Units outstanding, respectively, issued as payment of the performance participation allocation expense.
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
Accrued interest - affiliate line of credit
During the six months ended June 30, 2024, the Company issued 695,189 Class I shares to our affiliate, Blue Owl Capital Holdings LP, as payment for interest on the revolving promissory note. During the year ended December 31, 2024, the Company repaid the outstanding balance under the affiliate line of credit as well as the remaining accrued interest through the use of proceeds from the issuance of common shares and cash flows from operations.
Common Shares Held by Affiliates
As of June 30, 2025 and December 31, 2024, ORENT affiliates and their employees owned 9,095,239 and 13,109,016 ORENT Class I shares, respectively. The aggregate amount of Class I shares owned by ORENT affiliates and their employees was $93,188 and $133,696, based on the NAV per share/unit as of June 30, 2025 and December 31, 2024, respectively.
During the six months ended June 30, 2025, the Adviser submitted 4,511,171 Class I shares, previously issued as payment for management fees and interest on the affiliate line of credit, for repurchase by the Company for a total of

$46,000. During the six months ended June 30, 2024, the Adviser did not submit any shares for repurchase. Additionally, during the six months ended June 30, 2025, Blue Owl Real Estate Fund V OP (SH) LP (“Fund V”), a fund also managed by the Adviser, redeemed 2,777,242 Class I shares for a total of $28,402. The shares represent all of the shares previously issued by the Company as consideration for properties acquired from Fund V during the year ended December 31, 2022.
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
The following table details the components of operating lease income from leases in which the Company is the lessor.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Base rent (1)	$46,001	$39,108	$91,164	$79,773
Straight-line rental revenue, net (2)	5,280	4,006	10,405	9,118
Variable lease payments (3)	5,854	5,541	11,223	10,657
Amortization of above/below market lease intangibles	89	62	178	123
Total Rental revenue	$57,224	$48,717	$112,970	$99,671

__________________
(1)Consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments.
(3)Consists of reimbursement of common area maintenance (“CAM”) and real estate taxes, as well as amortization of tenant inducements.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of June 30, 2025.

Year	Future Minimum Rents (1)
2025 (remaining)	$93,248
2026	189,004
2027	191,820
2028	194,788
2029	196,231
2030	199,224
Thereafter	1,753,215
Total	$2,817,530
(1)     Excludes future minimum rents related to leases with build-to-suit arrangements and other leases where the rent commencement date is based on future events and therefore not fixed at June 30, 2025.

Lessor – Financing receivables
In accordance with ASC 842, certain of the Company’s sales-type lease contracts are accounted for as failed sale-leaseback transactions and were recorded as an Investments in leases - Financing receivables. During the three and six months ended June 30, 2025, the Company recognized interest income of $8,873 and $19,180, respectively. During the three and six months ended June 30, 2024, the Company recognized interest income of $15,037 and $29,571, respectively. Interest income is recognized on an effective interest basis at a constant rate of return over the term of the applicable leases. Cash received from the sales-type leasing agreements was $11,396 and $21,313 during the six months ended June 30, 2025 and 2024, respectively.
All of the lease payments are on a triple net basis to the tenant and the Company has rights in accordance with the individual lease agreements to protect the value of our leased properties. As of June 30, 2025, the future minimum payments of sales-type lease receivables were as follows:

Year	Future Minimum Payments
2025 (remaining)	$14,605
2026	29,820
2027	30,623
2028	31,448
2029	32,295
2030	33,165
Thereafter	1,211,619
Total lease payment receivable	1,383,575
Less deferred interest income	1,047,105
Less allowance for credit losses	18,422
Total Investments in leases - Financing receivables	$318,048
The following table reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024
Balance, beginning of period	$22,934	$16,638
Current period change in credit allowance	2,687	742
Reduction in allowance resulting from dispositions	(7,199)	—
Balance, end of period	$18,422	$17,380
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
The following tables detail the amortized cost basis of our Investments in leases - Financing receivable by the credit quality indicator as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	B2	Caa2	Total
Investments in leases - Financing receivable	$114,410	$222,060	$336,470

	December 31, 2024
	B2	Caa2	Total
Investments in leases - Financing receivable	$342,849	$215,358	$558,207
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
Lessee - DST Program Master Lease
As of June 30, 2025, the Company has contributed 16 assets to DSTs as part of its DST Offerings. The assets are leased back to the Company by a wholly owned subsidiary of the Company under the master lease agreement. The following table presents the undiscounted future minimum rent payment obligation of the wholly owned subsidiary:

Year	Future Minimum Payments
2025 (remaining)	$8,204
2026	16,408
2027	16,408
2028	16,566
2029	16,814
2030	17,871
Thereafter	280,746
Total	$373,017
13.    Equity and Non-Controlling Interest
Authorized Capital
As of June 30, 2025, the Company had the authority to issue an unlimited number of preferred shares and four classes of common shares including Class S shares, Class N shares, Class D shares, and Class I shares. Each class of common shares and preferred shares has a par value of $0.01. The Company’s Board of Trustees has the ability to establish the preferences and rights of each class of common shares or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.
Common Shares
The following table details the movement in the Company’s outstanding shares of common shares:

	Three Months Ended June 30, 2025
	Class S	Class N	Class D	Class I	Total
March 31, 2025	212,038,904	24,524,850	3,974,835	250,368,354	490,906,943
Common shares issued	30,889,872	9,997,313	569,138	35,687,916	77,144,239
Distribution reinvestment	2,056,780	215,206	58,174	2,133,686	4,463,846
Common shares repurchased	(1,880,837)	—	—	(9,490,692)	(11,371,529)
Common shares converted(1)	(177,787)	—	—	176,681	(1,106)
June 30, 2025	242,926,932	34,737,369	4,602,147	278,875,945	561,142,393
__________________
(1)During the three months ended June 30, 2025, 177,787 Class S Shares with a value of $1,808 were converted into 176,681 Class I shares based on the respective period’s NAV per share.

	Six Months Ended June 30, 2025
	Class S	Class N	Class D	Class I	Total
December 31, 2024	186,966,766	15,155,627	1,751,905	219,267,018	423,141,316
Common shares issued	57,263,539	19,233,410	2,751,066	67,811,709	147,059,724
Distribution reinvestment	3,872,107	348,332	99,176	4,019,764	8,339,379
Common shares repurchased	(4,416,206)	—	—	(12,977,149)	(17,393,355)
Common shares converted(1)	(759,274)	—	—	754,603	(4,671)
June 30, 2025	242,926,932	34,737,369	4,602,147	278,875,945	561,142,393
__________________
(1)During the six months ended June 30, 2025, 759,274 Class S Shares with a value of $7,703 were converted into 754,603 Class I shares based on the respective period’s NAV per share.

Redeemable Common Shares
In connection with the Company’s payment of interest on its Affiliate line of credit and management fee, the Adviser holds Class I common shares. See Note 11 – Related Party Transactions for further details on the affiliate line of credit and management fee. The Adviser and Blue Owl Capital Holdings LP have the ability to redeem the Class I shares for cash at their election, therefore the Company has classified these Class I shares as Redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, we have issued 11,542,484 and 8,418,113 Redeemable common shares, respectively. As of June 30, 2025 and December 31, 2024, 4,177,066 and 5,563,867 Redeemable common shares, respectively, remained outstanding. See Note 11 - Related Party Transactions for further details on the redemption of Redeemable common shares.
The Redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $146 and $19 during the three and six months ended June 30, 2025, respectively, and $9 and $24 during the three and six months ended June 30, 2024, respectively.
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
During the three months ended June 30, 2025, the Company repurchased 11,371,529 shares of common shares for a total of $116,228, and converted 523,138 Class I OP Units to Class I shares with a value of $5,336. The Company did not repurchase any OP Units for cash during the three months ended June 30, 2025.
During the six months ended June 30, 2025 the Company repurchased 17,393,355 shares of common shares for a total of $177,359, and converted 584,422 Class I OP Units to Class I shares with a value of $5,961. The Company did not repurchase any OP Units for cash during the six months ended June 30, 2025.
During the three months ended June 30, 2024, the Company repurchased 2,372,508 shares of common shares for a total of $24,086, and converted 105,744 Class I OP Units to Class I shares with a value of $1,075. The Company repurchased 37,933 OP Units for cash with a value of $385.
During the six months ended June 30, 2024, the Company repurchased 4,044,367 shares of common shares for a value of $40,974, and converted 429,046 Class I OP Units to Class I shares with a total value of $4,416. The Company repurchased 50,593 OP Units for cash with a value of $516.
The Company had no unfulfilled repurchase requests during the six months ended June 30, 2025 and 2024.
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
The following table details the aggregate distributions declared for each applicable class of common shares for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025				June 30, 2024
	Class S	Class N	Class D	Class I	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.1750	$0.1750	$0.1750	$0.1750	$0.1751	$0.0584	$0.1751	$0.1751
Shareholder servicing fee per common share	(0.0216)	(0.0127)	(0.0064)	—	(0.0215)	(0.0043)	(0.0064)	—
Net distributions declared per common share	$0.1534	$0.1623	$0.1686	$0.1750	$0.1536	$0.0541	$0.1687	$0.1751
The following table details the aggregate distributions declared for each applicable class of common shares for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025				June 30, 2024
	Class S	Class N	Class D	Class I	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.3500	$0.3500	$0.3500	$0.3500	$0.3500	$0.0584	$0.3500	$0.3500
Shareholder servicing fee per common share	(0.0430)	(0.0254)	(0.0128)	—	(0.0428)	(0.0043)	(0.0125)	—
Net distributions declared per common share	$0.3070	$0.3246	$0.3372	$0.3500	$0.3072	$0.0541	$0.3375	$0.3500
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
Redeemable Non-controlling Interest
In connection with payment of its performance participation allocation, the Special Limited Partners hold Class I OP Units. See Note 11 - Related Party Transactions for further details of the Special Limited Partners’ performance participation interest. Because the Special Limited Partners have the ability to redeem their Class I OP Units for Class I shares in the Company or cash at their election, the Company has classified these Class I OP Units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets.

The following table details the redeemable non-controlling interest activity related to the Special Limited Partners for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024
Balance, beginning of period	$39,952	$17,976
Settlement of prior performance participation allocation	28,284	5,371
Repurchases	(1,163)	(208)
Net income allocation	1,568	188
Other comprehensive income allocation	182	83
Distributions	(1,906)	(672)
Fair value allocation	462	437
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	460	512
Balance, end of period	$67,839	$23,687
During the six months ended June 30, 2025 and 2024, the Company issued Class I OP Units to the Special Limited Partners as payment of the performance participation allocation. As of June 30, 2025, 134,418 OP Units had been redeemed for cash, and 6,718 OP Units had been exchanged for Class I shares in the Company.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in-Capital and Redeemable Non-controlling Interest of $498 and $462 during the three and six months ended June 30, 2025, respectively, and $312 and $437 during the three and six months ended June 30, 2024, respectively.
Share-Based Compensation
During the six months ended June 30, 2025 and 2024, we awarded independent members of the Board of Trustees 39,255 and 38,683 shares of restricted Class I shares, respectively. The restricted Class I shares are subject to a vesting period of 13.5 months. The Company incurred total share-based compensation expense of approximately $106 and $235 for the three and six months ended June 30, 2025, respectively, and $94 and $207 for the three and six months ended June 30, 2024, respectively.
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
During the year ended December 31, 2024, the Company acquired 23 investments related to build-to-suit arrangements. As of June 30, 2025, the Company has placed four of the assets in service and contributed two of the assets for interest in LV Petroleum JV. The Company has paid and/or accrued $56,936 in construction costs and estimates the total future commitments to complete the construction for the 17 remaining assets to be $35,104. As of June 30, 2025, the remaining maximum contractual funding is $70,728. Additionally, as of June 30, 2025, the Company estimates its pro rata capital contributions to LV Petroleum JV required to complete construction of the two build-to-suit assets to be $9,467.
During the year ended December 31, 2024, the Company made an indirect investment through BOREC Spider Member LLC in CoreWeave CTP-02 JV, which will construct an asset under a build-to-suit arrangement. During the three months ended June 30, 2025, the Company made an indirect investment through BOREC Spider Member III LLC in CoreWeave CTP-03 JV, which will construct another asset under a build-to-suit arrangement leased to CoreWeave, Inc. See Note 5 - Investments in Unconsolidated Real Estate Affiliates for additional discussion.

During the year ended December 31, 2024, the Company, through BOREC Longhorn NLT Aggregator LLC, was admitted as a member to BOREC Longhorn Member LLC, a member of Oracle 1-2 JV, which was formed for the purpose of constructing assets under a build-to-suit arrangement. As a member of BOREC Longhorn Member LLC, the Company has provided a guarantee to Oracle 1-2 JV and to Crusoe Abilene, LLC to fund the construction of the assets. As of June 30, 2025, the Company had met the maximum contractual funding obligation and does not expect to fund any future commitments to complete the construction of the build-to-suit asset.
During the three months ended June 30, 2025, the Company, through B3-B4 Aggregator and B5-B8 Aggregator, invested in Oracle 3-4 JV and Oracle 5-8 JV, respectively, which were formed for the purpose of constructing assets under build-to-suit arrangements. As a member of these joint ventures, the Company has agreed to fund its pro rata share of costs to fund the construction of the assets. The Company does not expect to make any additional contributions to Oracle 3-4 JV as the development costs have been fully funded as of June 30, 2025. As of June 30, 2025, the Company estimates that it will contribute $173,449 to Oracle 5-8 JV to fund its future commitments to complete the construction of the build-to-suit asset.
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
All classes of common shares are allocated net income (loss) at the same rate per share and receive the same gross distribution per share.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$61,554	$14,370	$170,449	$30,184
Net income attributable to non-controlling interests	(3,206)	(1,234)	(9,733)	(2,917)
Net income attributable to ORENT shareholders	$58,348	$13,136	$160,716	$27,267

Net income attributable to dilutive OP units	3,206	1,234	9,733	2,917
Net income attributable to ORENT shareholders - dilutive	$61,554	$14,370	$170,449	$30,184

Weighted average number of common shares outstanding - basic	545,932,592	292,992,195	510,324,741	265,106,090
Effect of dilutive unvested grants of restricted Class I shares	39,255	38,683	39,255	38,683
Effect of dilutive OP units	31,713,173	28,916,411	31,333,954	28,807,652
Weighted average shares of common shares outstanding - dilutive	577,685,020	321,947,289	541,697,950	293,952,425

Net income per common share - basic	$0.11	$0.04	$0.31	$0.10
Net income per common share - diluted	$0.11	$0.04	$0.31	$0.10
The computation of diluted net income per common share for the three and six months ended June 30, 2025 includes 39,255 dilutive restricted Class I shares and 31,713,173 and 31,333,954 dilutive OP Units, respectively. The computation of diluted net income per common share for three and six months ended June 30, 2024 includes 38,683 dilutive restricted Class I shares and 28,916,411 and 28,807,652 dilutive OP Units, respectively.
16.    Segment Reporting
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors.
The Company has one operating segment and one reportable segment as of June 30, 2025. The CODM specifically reviews consolidated net income and certain significant expenses excluding non-cash items on a consolidated basis to allocate resources accordingly. The following table details our segment financial results for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total segment revenues	$66,097	$63,754	$132,150	$129,242
Segment expenses
Fund level expenses (1)	4,451	5,770	10,360	10,768
Management fees	18,622	10,323	34,838	18,804
Performance participation allocation	18,331	8,333	30,896	15,162
Interest expense (2)	21,259	28,496	40,528	62,429
Other segment income, net (3)	(57,922)	(4,646)	(155,002)	(9,517)
Income tax (benefit) expense	(198)	1,108	81	1,412
Consolidated segment net income	$61,554	$14,370	$170,449	$30,184
(1)    Fund level expenses are equal to total general and administrative expenses adjusted to exclude the CECL allowance.
(2)    Interest expense excludes non-cash items such as amortization expense related to our deferred financing fees.
(3)     Other segment income, net includes rental property operating expenses, CECL allowance, depreciation and amortization, income from unconsolidated real estate affiliates, loss on dispositions, interest income, and other (income) expense, net.

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
For the three and six months ended June 30, 2025, the Company incurred an income tax benefit of $198 and income tax expense of $81, respectively. For the three and six months ended June 30, 2024, the Company incurred income tax expense of $1,108 and $1,412, respectively. The Company’s income tax expense is related to its foreign entities and its DST Program held through a TRS.
The components of income tax (benefit) expense for three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Current Expense
U.S. Federal	$62	$74	$62	$112
U.S. State	11	32	11	73
Foreign	310	906	726	906
Total current expense	$383	$1,012	$799	$1,091
Deferred Tax (Benefit) Expense
U.S. Federal	$(530)	$62	$(689)	$219
U.S. State	(139)	34	(195)	102
Foreign	88	—	166	—
Total deferred tax (benefit) expense	$(581)	$96	$(718)	$321
Total income tax (benefit) expense, net	$(198)	$1,108	$81	$1,412

Income tax expense is higher than the expected pretax book income of the TRS at the 21% federal statutory rate as a result of fair value adjustments on interest rate swaps and gains on sales of DST interests, as well as the impact of state and local taxes.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for GAAP purposes and the amount used for income tax purposes. As of June 30, 2025, the Company had a deferred tax asset related to its DST Program of $914 included within Other assets in the Condensed Consolidated Balance Sheet primarily related to amortization of organizational expense, fair value adjustments on interest rate swaps, and gains on sales of DST interests. As of June 30, 2025, the Company had a net deferred tax liability related to its foreign entities of $1,557 included within Other liabilities in the Condensed Consolidated Balance Sheet comprised of a deferred tax asset of $304 and a deferred liability of $1,861, primarily related to temporary differences on real property and straight-line rent adjustments, respectively. As of December 31, 2024, the Company had a net deferred tax asset related to its DST Program of $29 included within Other assets in the Condensed Consolidated Balance Sheet comprised of a deferred tax asset of $383 related to amortization of organizational expenses and a deferred tax liability of $354 for basis differences in real property. As of December 31, 2024, the Company had a net deferred tax liability related to its foreign entities of $1,176 included within Other liabilities in the Condensed Consolidated Balance Sheet comprised of a deferred tax asset of $170 related to temporary differences on property and a deferred tax liability of $1,346, primarily related to straight-line rent adjustments.
Income taxes paid (received) for the six months ended June 30, 2025 were $765, comprised of $28 U.S. Federal, $141 U.S. State, and $596 Foreign, of which $605 and $(9) relate to the U.K. and Canadian jurisdictions, respectively.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities. The Company is generally no longer subject to state or local examinations by tax authorities for tax years prior to 2022.
18.    Subsequent Events
In preparation of the accompanying Condensed Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after June 30, 2025 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from June 30, 2025 through the date the financial statements were issued.
Proceeds from the Issuance of Common Shares
From July 1, 2025 through the date the financial statements were issued, the Company sold an aggregate of 46,083,030 shares of its common shares (consisting of 20,724,150 Class S shares, 4,244,482 Class N shares, 1,242,791 Class D shares, and 19,871,608 Class I shares) resulting in net proceeds of $470,672 to the Company as payment for such shares.

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
The Company is a non-listed, perpetual life real estate investment trust (“REIT”) that qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to Shareholders and maintain our qualification as a REIT.
As of June 30, 2025, we have received net proceeds of $5,821,901 from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class N, Class D, and Class I units of NLT OP (“OP Units”). NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
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
As of June 30, 2025, the Company has raised proceeds of $160,910 from its DST program including $2,433 of upfront fees earned at closing. As of June 30, 2025, approximately 100%, 74%, and 30% of the interests in our first, second, and third DST Offering, respectively, have been sold to third parties. As a result of the FMV Buyback Option, the sale of DST Interests is offset by a financing obligation liability. The Company has elected to account for its DST financing obligation using the FVO, and as such, the liability is remeasured at fair value on a recurring basis.
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
During the three months ended June 30, 2025, the U.S. government’s imposition of tariffs and the counter-tariffs imposed by other countries, in conjunction with global economic and geopolitical uncertainty including the ongoing conflicts in Eastern Europe, the Middle East, and the North Africa region, continued to weigh on industry deal activity. In addition, any continued fluctuation in the value of the U.S. dollar against other currencies may affect our non-U.S. real-estate and real estate-related investments. It remains difficult to predict the full impact of recent events and any future changes in interest rates, currency exchange rates or inflation.
Industry valuations and transaction volumes remain under pressure due to a combination of the announcement of tariffs, increased vacancy rates, and uncertainty around future capital availability. In contrast, our real assets business, focused on triple net lease, continued to deploy significant capital. Our investors continue to benefit from the inflation-mitigating characteristics of the net lease structure, highly predictable net rent growth, and long-duration contractual income across the portfolio.
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
Q2 2025 Highlights (Results of Operations)

Operating Results
•Declared monthly net distributions on our common shares totaling $90,031 for the three months ended June 30, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class N	Class D	Class I
Annualized Distribution Rate(1)	6.04%	6.33%	6.71%	6.83%
Year-to-Date Total Return, without upfront selling commissions(2)	3.51%	3.67%	3.85%	3.95%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	0.01%	1.63%	2.32%	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	6.88%	7.33%	7.14%	7.99%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	5.59%	5.39%	6.57%	N/A
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
Investments
•Acquired three retail properties with a total purchase price of $9,357 during the three months ended June 30, 2025. These acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets.
•Invested $193,957 in real estate debt, consisting of commercial mortgage-backed securities (“CMBS”) investments and commercial real estate loans, including mezzanine loans, and sold $236,876 of real estate debt during the three months ended June 30, 2025.
•Made an indirect investment of $4,538 through BOREC Spider Member III LLC to acquire a 10.8% membership interest in CoreWeave CTP-03 JV, which was formed to facilitate the development of an industrial property leased to CoreWeave in a build-to-suit arrangement.
•Made indirect investments in joint ventures formed to facilitate the development of data centers leased to Oracle America, Inc. in build-to-suit arrangements. Total contributions to Oracle 1-2 JV, Oracle 3-4 JV, and Oracle 5-8 JV during the three months ended June 30, 2025 were $309,677, $60,269, and $593,048, respectively. During the three months ended June 30, 2025, we sold a portion of our interest in Oracle 5-8 JV for $190,398.
Capital Activity and Financings
•Raised net proceeds of $780,509 from the sale of our common shares and repurchased 11,860,450 of our common shares for $121,173 during the three months ended June 30, 2025.
•Amended its credit facility agreement as follows: (i) term loan capacity was increased from $1,165,500 to $1,250,000 and maturity date was extended from August 2027 to June 2030, and (ii) revolving credit facility capacity was increased from $724,500 to $2,485,000 and maturity date was extended from August 2026 to June 2029. The amendment also updates certain financial and other covenants.
•Incurred net unsecured credit facility debt of $6,500.
•Incurred borrowings under secured financings of investments in real estate debt of $115,276, which are secured by certain of the Company’s CMBS investments.
Overall Portfolio
•As of June 30, 2025, our portfolio consisted of investments in real estate (45%), investments in leases (5%), investments in real estate debt (12%), and investments in unconsolidated real estate affiliates (38%), based on fair value.

•Our 247 wholly owned properties as of June 30, 2025, consisted of Industrial (69%), Retail (24%), Land (1%), and Office (6%) assets, based on fair value.
•Our investments in real estate debt as of June 30, 2025, consisted of CMBS, commercial real estate loans, Horizontal Risk Retention Interests (“HRRs”), and investments in loans receivable related to land at build-to-suit properties. For further details on credit ratings and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.
•As of June 30, 2025, our investments in unconsolidated real estate affiliates consisted of equity investments in STORE, Fleet Farm JV, Tenneco JV, CoreWeave CTP-02 JV, CoreWeave CTP-03 JV, LV Petroleum JV, Oracle 1-2 JV, Oracle 3-4 JV, and Oracle 5-8 JV of $2,027,622, $5,370, $31,478, $11,256, $6,775, $127,933, $356,599, $57,373 and $367,197, respectively.
Investment Portfolio
Real Estate Investments
The following chart describes the diversification of our wholly owned investments in real estate by property type based on fair value as of June 30, 2025:

Property Type (1)
(1)    Property Type weighting is measured as the asset value of our wholly owned real estate investments for each sector category against the total asset value of real estate investments. “Real estate investments” excludes properties held within joint ventures, including the Company’s investment in STORE.
The following table provides a summary of our wholly owned portfolio as of June 30, 2025, including Investments in real estate and Investments in leases – financing receivables:

Property Type (1)	Number of Properties	Sq. Feet (in thousands)	Occupancy Rate (3) (4)	Average Effective Annual Base Rent Per Leased Sq. Foot	Gross Asset Value (2)	Annual Base Rent	Percentage of Total Revenue
Industrial	65	18,389	100%	7.6	$2,626,402	$140,556	66%
Retail	177	2,182	100%	24.8	902,296	54,016	25%
Land	1	215	N/A	0.0	40,000	—	—%
Office	4	1,006	100%	19.9	265,190	20,015	9%

Total	247	21,792	$3,833,888	$214,587	100%
__________
(1)Excludes properties owned by unconsolidated real estate affiliates.
(2)Based on fair value as of June 30, 2025.
(3)Occupancy rate is calculated as the percentage of square footage leased.
(4)Land investments are excluded from Occupancy Rate. Build-to-suit investments are included in Occupancy Rate to the extent a lease has been executed.

Real Estate and Leases
The following table provides information regarding our wholly owned real estate property types as of June 30, 2025:

Property Type and Investment (1)	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Sq. Feet (in thousands)	Occupancy Rate (2)(7)
Industrial:
Amazon	5	Various	Aug. - Dec. 2022	100%	4,964	100%
Dorel Industries	1	Cornwall, ON	November 2022	100%	492	100%
EquipmentShare.com (3) (4)	31	Various	Oct. - Nov. 2022	100%	780	100%
Magna International	1	Bowling Green, KY	September 2022	100%	1,176	100%
Paradigm (4)	3	Various	October 2022	100%	314	100%
Whirlpool (4)	1	Amana, IA	November 2022	100%	1,572	100%
Tenneco	5	Various	December 2022	100%	2,150	100%
LOC Performance	2	Various	March 2023	100%	990	100%
QVC	2	Various	January 2023	100%	2,166	100%
Save Mart (4)	2	Various	September 2023	100%	555	100%
Quanta Cloud	1	San Jose, CA	June 2024	100%	91	100%
General Mills	1	Belvidere, IL	July 2024	100%	1,318	100%
Hillenbrand	2	Various	September 2024	100%	712	100%
Air Distribution Technologies	7	Various	July 2024	100%	1,097	100%
Johnson Controls	1	Seattle, WA	September 2022	100%	12	100%
Retail:
Cracker Barrel	53	Various	September 2022	100%	537	100%
Ramoco Fuels NC LLC (5)	27	Various	September 2023	100%	94	100%
Walgreen Co.	29	Various	September 2022	100%	426	100%
Maverick Gaming	11	Various	Sep. 2022 - Jun. 2023	100%	317	100%
Save Mart	10	Various	July 2023	100%	475	100%
N&L Investments (5)	8	Various	September 2022	100%	22	100%
JK Petroleum (5) (6)	5	Various	September 2022	100%	24	100%
Abbasi (5) (6)	10	Various	September 2022	100%	35	100%
World Fuel Services, Inc (5) (6)	5	Various	September 2022	100%	62	100%
Dollar General	10	Various	Dec. 2024 - May 2025	100%	113	100%
Tractor Supply	1	Brookville, PA	January 2025	100%	22	100%
Starbucks	2	Various	Feb. - Mar. 2025	100%	4	100%
Washington Trust	4	Various	January 2025	100%	27	100%
MedVet	2	Various	June 2025	100%	24	100%
Office:
Chubb	2	Whitehouse, NJ	November 2022	100%	429	100%
Energy Center	1	Houston, TX	October 2022	100%	524	100%
EquipmentShare.com	1	Columbia, MO	October 2022	100%	53	100%
Land:
HOF Village Waterpark	1	Canton, OH	November 2022	100%	215	N/A
Total	247				21,792
__________________
(1)Excludes properties owned by unconsolidated real estate affiliates, including STORE.
(2)Land investments are excluded from Occupancy Rate.
(3)Includes build-to-suit assets currently in development.
(4)Includes properties sold or contributed to the DST Program that remain consolidated under GAAP.
(5)Properties previously leased to SQRL Holdings.
(6)Includes leases that have not commenced as of June 30, 2025.

(7)Occupancy Rate is calculated as the percentage of square footage leased.

Lease Expirations
The following schedule details the expiring leases at our wholly owned real estate properties by annualized base rent and square footage as of June 30, 2025:

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Square Feet (in thousands)	% of Total Square Feet Expiring
2025 (remaining)	—	$—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	1	1,985	1%	191	1%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	2	10,686	5%	1,187	5%
2033	17	10,963	5%	1,551	7%
2034	15	13,904	6%	1,857	9%
Thereafter	170	177,049	83%	17,006	78%
Total	205	$214,587	100%	21,792	100%
(1)     Excludes executed leases and build-to-suit properties for which leases have not commenced as of June 30, 2025.

STORE
As of June 30, 2025, the Company holds an 18.9% ownership interest in STORE, which owns 3,404 properties in the United States, leased to 661 tenants in various industries on a triple-net basis. We initially acquired the investment in STORE in February 2023 with incremental interests purchased throughout 2023, 2024, and the six months ended June 30, 2025. We have determined that STORE is a significant subsidiary under SEC Regulation S-X 10-01(b) as of June 30, 2025. Accordingly, the Company is required to include STORE’s summarized statement of operations information for the three and six months ended June 30, 2025 and 2024. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—5. Investments in Unconsolidated Real Estate Affiliates” for the summarized statement of operations.
Investments in Real Estate Debt
The Company’s investments in real estate debt as of June 30, 2025, consist of $484,960 in CMBS, $277,568 in commercial real estate loans, $154,582 in HRRs, and $18,181 in investments in loans receivable.
The following table details our investments in real estate debt held at fair value as of June 30, 2025:

Type of Security/Loan	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS (3)	SOFR + 4%	2/28/2034	$484,775	$485,671	$484,960
Commercial real estate loans	10%	10/14/2029	277,484	275,589	277,568
Total investments in real estate debt (4)	9%		$762,259	$761,260	$762,528
__________________
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.
(2)The weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)Includes investments pledged as collateral under a secured financing agreement.
(4)Total investments in real estate debt per the tables above exclude our investments in HRRs and loans receivable, which are presented below.

The following tables detail the Company’s HRR investments which are classified as held-to-maturity and presented at amortized cost. The carrying value of the HRR investments as of June 30, 2025 is net of an allowance for credit losses of $1,665. The Company did not record an allowance for credit losses related to its HRR investments as of December 31, 2024. The Company has the intent and ability to hold its HRR investments until maturity.

	June 30, 2025
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Carrying Value
HRRs	SOFR + 6%	10/8/2029	$156,600	$156,247	$154,582

	December 31, 2024
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Carrying Value
HRRs	SOFR + 7%	12/15/2029	$48,800	$48,941	$48,941
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.
(2)The weighted average maturity date is based on the fully extended maturity date of the instrument.

Other Investments
During the year ended December 31, 2024, the Company acquired land related to build-to-suit properties in sale leaseback transactions for a total purchase price of $28,827 which is being accounted for as an investment in loans receivable and are held at amortized cost, as the related lease is not deemed to have commenced until the constructed assets are substantially complete. Direct costs associated with originating loans are deferred and amortized as an adjustment to interest income over the term of the related loan receivable. During the six months ended June 30, 2025, the Company placed three build-to-suit properties in service and contributed properties for an interest in LV Petroleum JV, including two of its build-to-suit properties with a balance of $6,623. See Note 4 - Investments in Real Estate, net and Note 5 - Investments in Unconsolidated Real Estate Affiliates for additional information. As of June 30, 2025 and December 31, 2024, the Company held 17 and 22 investments in loans receivable related to build-to-suit arrangements with a total balance of $18,181 and $27,635, respectively, which are included within Investments in real estate debt in the Condensed Consolidated Balance Sheets.

Results of Operations
The following table sets forth the results of our operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	$
Revenues
Rental revenue	$57,224	$48,717	$8,507
Income from investments in leases - Financing receivables	8,873	15,037	(6,164)
Total revenues	66,097	63,754	2,343

Expenses
Rental property operating	10,010	6,701	3,309
General and administrative	6,074	7,530	(1,456)
Impairment charges	—	4,849	(4,849)
Management fee	18,622	10,323	8,299
Performance participation allocation	18,331	8,333	9,998
Depreciation and amortization	26,226	23,115	3,111
Total expenses	79,263	60,851	18,412
Other income (expense)
Income from unconsolidated real estate affiliates	76,077	40,094	35,983
Gain on dispositions of real estate	—	714	(714)
Interest expense	(22,739)	(31,838)	9,099
Interest income	24,154	2,854	21,300
Other (expense) income, net	(2,970)	751	(3,721)
Total other income (expense), net	74,522	12,575	61,947
Net income before income taxes	$61,356	$15,478	$45,878
Income tax (benefit) expense	(198)	1,108	(1,306)
Net income	61,554	14,370	47,184
Net income attributable to non-controlling interests	(3,206)	(1,234)	(1,972)
Net income attributable to ORENT shareholders	$58,348	$13,136	$45,212
Net income per common share – basic	$0.11	$0.04
Net income per common share – diluted	$0.11	$0.04
Weighted-average common shares outstanding, basic	545,932,592	292,992,195
Weighted-average common shares outstanding, diluted	577,685,020	321,947,289
Rental revenue
Rental revenue from our income property operations was $57,224 for the three months ended June 30, 2025 and $48,717 for the three months ended June 30, 2024. The increase in revenues is primarily due to an increase from 182 properties classified as Investments in real estate as of June 30, 2024 to 215 properties as of June 30, 2025, as well as contractual rent increases across the existing portfolio from June 30, 2024 to June 30, 2025.
Income from investments in leases - Financing receivables
Income from investments in leases - Financing receivables was $8,873 for the three months ended June 30, 2025 and $15,037 for the three months ended June 30, 2024. The decrease in revenues is primarily due to revenue from properties that were sold and leases that were terminated during 2024.

Rental property operating
Rental property operating expenses were $10,010 for the three months ended June 30, 2025, and $6,701 for the three months ended June 30, 2024. The increase in expenses is primarily the result of our increased property count compared to the prior year.
General and administrative
General and administrative expenses were $6,074 for the three months ended June 30, 2025 and $7,530 for the three months ended June 30, 2024. The decrease is primarily due to a decrease in legal fees.
Impairment charges
During the three months ended June 30, 2024, the Company recognized $4,849 of impairment charges related to lease intangibles and straight-line rent receivable for properties previously leased to SQRL Holdings. The Company did not recognize any impairment charges during the three months ended June 30, 2025.
Management fee
The management fee for the three months ended June 30, 2025 and 2024 was $18,622 and $10,323, respectively. The increase is primarily due to an increase in NAV.
Performance participation allocation
Performance participation allocation for the three months ended June 30, 2025 and 2024 was $18,331 and $8,333, respectively. The increase was due to an increase in NAV in excess of the required 5% return.
Depreciation and amortization
Depreciation and amortization was $26,226 for the three months ended June 30, 2025 and $23,115 for the three months ended June 30, 2024. The increase in depreciation and amortization during the periods presented is due to an increase from 182 properties classified as Investments in real estate as of June 30, 2024 to 215 properties as of June 30, 2025.
Income from unconsolidated real estate affiliates
Income from unconsolidated real estate affiliates was $76,077 for the three months ended June 30, 2025, and $40,094 for the three months ended June 30, 2024. The increase in income from unconsolidated real estate affiliates is primarily due to an increase in the Company’s investment in STORE, as well as income from its investments in LV Petroleum JV and its Oracle joint ventures.
Gain on dispositions of real estate
During the three months ended June 30, 2024, the Company recognized a net gain on dispositions of real estate of $714 resulting from the disposition of one retail property and a parcel of excess land at one industrial property for total proceeds of $5,260. The Company did not dispose of any properties during the three months ended June 30, 2025.
Interest expense
Interest expense was $22,739 for the three months ended June 30, 2025, and $31,838 for the three months ended June 30, 2024. The decrease in expense was primarily due to a decrease in outstanding borrowings under the Company’s credit facility and mortgage notes, as well as a decrease in interest related to the affiliate line of credit, which was repaid in full in 2024.
Interest income
Interest income was $24,154 and $2,854 for the three months ended June 30, 2025 and 2024, respectively. The increase in interest income in the current year was primarily due to acquisitions of investments in real estate debt in the current year, as well as an increase in interest earned on the Company’s deposits with banks.
Other (expense) income, net
Other expense, net was $2,970 for the three months ended June 30, 2025, compared to other income, net of $751 for the three months ended June 30, 2024. The increase in expense in the current year was primarily due to losses on our foreign currency derivatives, partially offset by income related to our commercial real estate loans.

The following table sets forth the results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	$
Revenues
Rental revenue	$112,970	$99,671	$13,299
Income from investments in leases - Financing receivables	19,180	29,571	(10,391)
Total revenues	132,150	129,242	2,908

Expenses
Rental property operating	17,203	12,788	4,415
General and administrative	7,512	11,510	(3,998)
Impairment charges	—	4,849	(4,849)
Management fee	34,838	18,804	16,034
Performance participation allocation	30,896	15,162	15,734
Depreciation and amortization	52,063	46,152	5,911
Total expenses	142,512	109,265	33,247
Other income (expense)
Income from unconsolidated real estate affiliates	185,464	73,394	112,070
(Loss) gain on dispositions of real estate	(2,180)	714	(2,894)
Interest expense	(42,913)	(69,103)	26,190
Interest income	44,334	6,099	38,235
Other (expense) income, net	(3,813)	515	(4,328)
Total other income (expense), net	180,892	11,619	169,273
Net income before income taxes	$170,530	$31,596	$138,934
Income tax (benefit) expense	81	1,412	(1,331)
Net income	170,449	30,184	140,265
Net income attributable to non-controlling interests	(9,733)	(2,917)	(6,816)
Net income attributable to ORENT shareholders	$160,716	$27,267	$133,449
Net income per common share – basic	$0.31	$0.10
Net income per common share – diluted	$0.31	$0.10
Weighted-average common shares outstanding, basic	510,324,741	265,106,090
Weighted-average common shares outstanding, diluted	541,697,950	293,952,425
Rental revenue
Rental revenue from our income property operations was $112,970 for the six months ended June 30, 2025 and $99,671 for the six months ended June 30, 2024. The increase in revenues is primarily due to an increase from 182 properties classified as Investments in real estate as of June 30, 2024 to 215 properties as of June 30, 2025, as well as contractual rent increases across the existing portfolio from June 30, 2024 to June 30, 2025.
Income from investments in leases - Financing receivables
Income from investments in leases - Financing receivables was $19,180 for the six months ended June 30, 2025 and $29,571 for the six months ended June 30, 2024. The decrease in revenues is primarily due to revenue from properties that were sold and leases that were terminated during 2024, partially offset by revenue from the LV Petroleum properties that were wholly owned prior to their contribution to LV Petroleum JV during the six months ended June 30, 2025, which were not included in the six months ended June 30, 2024.
Rental property operating expenses
Rental property operating expenses were $17,203 for the six months ended June 30, 2025, and $12,788 for the six months ended June 30, 2024. The increase in expenses is primarily the result of our increased property count compared to the prior year.
General and administrative expenses
General and administrative expenses were $7,512 for the six months ended June 30, 2025 and $11,510 for the six months ended June 30, 2024. The decrease in respective General and administrative expenses is primarily due to a favorable credit allowance adjustment under the current expected credit losses (“CECL”) model during the six months ended June 30, 2025.
Impairment charges
During the six months ended June 30, 2024, the Company recognized $4,849 of impairment charges related to lease intangibles and straight-line rent receivables for properties previously leased to SQRL Holdings. The Company did not recognize any impairment charges during the six months ended June 30, 2024.
Management fee
The management fee for the six months ended June 30, 2025 and 2024 was $34,838 and $18,804, respectively. The increase was primarily due to an increase in NAV.
Performance participation allocation
Performance participation allocation for the six months ended June 30, 2025 and 2024 was $30,896 and $15,162, respectively. The increase was due to an increase in NAV in excess of the required 5% return.
Depreciation and amortization
Depreciation and amortization was $52,063 for the six months ended June 30, 2025 and $46,152 for the six months ended June 30, 2024. The increase in depreciation and amortization during the periods presented is due to an increase from 182 properties classified as Investments in real estate as of June 30, 2024 to 215 properties as of June 30, 2025.
Income from unconsolidated real estate affiliates
Income from unconsolidated real estate affiliates was $185,464 for the six months ended June 30, 2025, and $73,394 for the six months ended June 30, 2024. The increase in income from unconsolidated real estate affiliates is primarily due to an increase in the Company’s investment in STORE, as well as income from its investments in LV Petroleum JV and its Oracle joint ventures.
(Loss) gain on dispositions of real estate
During the six months ended June 30, 2025, the Company recognized a loss on dispositions of real estate of $2,180 due to the reversal of non-cash accretion of tenant loan receivables related to the contribution of 15 LV Petroleum properties to LV Petroleum JV. During the six months ended June 30, 2024, the Company recognized a net gain on dispositions of real estate of $714 resulting from the disposition of one retail property and a parcel of excess land at one industrial property for total proceeds of $5,260.
Interest expense
Interest expense was $42,913 for the six months ended June 30, 2025, and $69,103 for the six months ended June 30, 2024. The decrease in expense was primarily due to a decrease in outstanding borrowings under the Company’s credit facility and mortgage notes, as well as a reduction in interest related to the affiliate line of credit and the FIPA loan, which were repaid in full in 2024.
Interest income
Interest income was $44,334 and $6,099 for the six months ended June 30, 2025 and 2024, respectively. The increase in interest income in the current year was primarily due to acquisitions of investments in real estate debt in the current year, as well as an increase in interest earned on our deposits with banks.
Other (expense) income, net
Other expense, net was $3,813 for the six months ended June 30, 2025, compared to other income, net of $515 for the six months ended June 30, 2024. The increase in expense in the current year was primarily due to losses on the Company’s foreign currency derivatives, offset by income related to our commercial real estate loans.

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
Our total NAV presented in the following tables includes the NAV of our Class S, Class N, Class D, and Class I common shares, as well as the partnership interests of NLT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of June 30, 2025:

Components of NAV	June 30, 2025
Cash and cash equivalents	$283,348
Restricted cash	47,783
Investments in real estate	3,285,785
Investments in leases - Financing receivables	314,913
Investments in real estate debt	937,324
Intangible assets	210,468
Investments in unconsolidated real estate affiliates	2,992,034
Other assets	46,157
Mortgage notes and credit facility	(1,418,647)
Unsecured senior notes, net	(126,522)
Due to affiliates	(34,639)
Accounts payable and accrued expenses	(99,957)
Other liabilities	(332,945)
Net Asset Value	$6,105,102
Number of outstanding shares/units	597,438,011

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2025 (dollars are in thousands except for per share amounts):

NAV per share	Class S Shares	Class N Shares	Class D Shares	Class I Shares (1)	Third - Party Operating Partnership Units (2)	Total
NAV	$2,473,162	$356,485	$46,282	$2,900,094	$329,079	$6,105,102
Number of outstanding shares/units	242,926,932	34,737,369	4,602,147	283,053,011	32,118,552	597,438,011
NAV Per Share/Unit as of June 30, 2025	$10.1807	$10.2623	$10.0566	$10.2458	$10.2458
__________________
(1)Includes 4,177,066 Class I Shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of NLT OP held by the Special Limited Partners and parties other than the Company.
The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of June 30, 2025:

Property Type	Capitalization Rate (1)
Industrial	5.7%
Land (2)	N/A
Office	7.6%
Retail	6.5%
__________________
(1)Excludes properties owned by unconsolidated real estate affiliates.
(2)The valuation of our land investment as of June 30, 2025 is based on a regression analysis using relevant characteristics of the property and available market real estate sales values.

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our wholly owned property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Land	Office	Retail
Capitalization Rate	0.25 % Decrease	+3.7%	N/A	+3.5%	+6.4%
(weighted average)	0.25 % Increase	(3.5)%	N/A	(3.3)%	(2.1)%

The following table reconciles shareholders’ equity and NLT OP partner’s capital per our Consolidated Balance Sheet to our NAV (in thousands):

June 30, 2025
Shareholders' equity	$5,306,784
Non-controlling interests attributable to NLT OP	245,390
Redeemable non-controlling interests	67,839
Redeemable common shares	42,797
Total partners' capital of NLT OP under GAAP	5,662,810
Adjustments:
Accrued shareholder servicing fee	132,714
Accrued organization and offering costs	8,591
Accumulated depreciation and amortization under GAAP	238,642
Allowance for credit losses under GAAP	20,087
Unrealized net real estate and real estate debt appreciation	115,067
Accrued interest on financing receivables	(22,487)
Straight-line rent	(51,412)
Deferred tax impact	1,090
NAV	$6,105,102
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
•The Adviser agreed to advance certain organization and offering costs on our behalf through September 1, 2023. Such costs are being reimbursed to the Adviser on a pro-rata basis over a 60-month period beginning September 1, 2023. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
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
Distributions
Beginning September 21, 2022, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.1750 and $0.3500 per share for the three and six months ended June 30, 2025. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the six months ended June 30, 2025 and 2024:

Record Date	Class S	Class N	Class D	Class I
January 31, 2025	$0.0512	$0.0541	$0.0562	$0.0583
February 28, 2025	0.0512	0.0541	0.0562	0.0583
March 31, 2025	0.0512	0.0541	0.0562	0.0584
April 30, 2025	0.0512	0.0541	0.0562	0.0583
May 31, 2025	0.0511	0.0541	0.0562	0.0583
June 30, 2025	0.0511	0.0541	0.0562	0.0584
Total	$0.3070	$0.3246	$0.3372	$0.3500

Record Date	Class S	Class N	Class D	Class I
January 31, 2024	$0.0512	$—	$0.0563	$0.0583
February 29, 2024	0.0512	—	0.0563	0.0583
March 31, 2024	0.0512	—	0.0562	0.0583
April 30, 2024	0.0512	—	0.0562	0.0583
May 31, 2024	0.0512	—	0.0562	0.0584
June 30, 2024	0.0512	0.0541	0.0563	0.0584
Total	$0.3072	$0.0541	$0.3375	$0.3500
The following table details our distributions declared for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended				Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$47,181	49%	$30,678	57%	$90,465	50%	$55,789	57%
Reinvested in shares	48,399	51%	22,851	43%	89,016	50%	41,968	43%
Total distributions	$95,580	100%	$53,529	100%	$179,481	100%	$97,757	100%
Sources of Distributions
Cash flows from operating activities	$95,580	100%	$53,529	100%	$179,481	100%	$97,757	100%
Offering proceeds	—	—%	—	—%	—	—%	—	—%
Total sources of distributions	$95,580	100%	$53,529	100%	$179,481	100%	$97,757	100%

Cash flows from operating activities (1)	$89,834		$36,833		$174,885		$73,737
Adjusted cash flows from operating activities (1) (2)	$96,272		$36,974		$183,693		$73,878
Funds from Operations (2)	$83,274		$38,072		$212,088		$72,842
Adjusted Funds from Operations (2)	$90,293		$39,084		$165,769		$73,975
______________
(1)Excluding $20,988 of cash paid during the year ended December 31, 2024 for tenant lease inducements at properties previously under construction in accordance with their lease agreements, and including rent and preferred equity distributions from our build-to-suit arrangements for which rent has not commenced as of June 30, 2025, our inception to date cash flows from operating activities have funded 100% of our distributions. The payments were made using construction escrows acquired in 2022 and held in Restricted cash on the Consolidated Balance Sheets as of December 31, 2023 and 2022.
(2)Represents non-GAAP supplemental measures. See “Adjusted cash flows from operating activities” below for descriptions and reconciliations of these amounts to GAAP cash flows from operating activities. See "Funds from Operations and Adjusted Funds from Operations" below for a description of Funds from Operations and Adjusted Funds from Operations. Refer to below for reconciliations of these amounts to GAAP net income attributable to ORENT shareholders and for consideration on how to review these metrics.

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
The following table presents a reconciliation of our net cash flows provided by operating activities to our adjusted cash flows from operating activities:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net cash flows provided by operating activities	$89,834	$36,833	$174,885	$73,737
Build-to-suit rent and preferred equity distributions	6,438	141	8,808	141
Adjusted net cash flows provided by operating activities	$96,272	$36,974	$183,693	$73,878
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
The following table presents a reconciliation of net income (loss) attributable to ORENT shareholders to FFO and AFFO attributable to ORENT shareholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income attributable to ORENT shareholders	$58,348	$13,136	$160,716	$27,267
Adjustments to arrive at FFO:
Depreciation and amortization	26,226	23,115	52,063	46,152
Impairment charges	—	4,849	—	4,849
Loss (gain) on dispositions of real estate	—	(714)	2,180	(714)
Amount attributable to investment in unconsolidated affiliates	149	149	298	298
Amount attributable to non-controlling interests for above adjustments	(1,449)	(2,463)	(3,169)	(5,010)
FFO attributable to ORENT shareholders	83,274	38,072	212,088	72,842
Adjustments to arrive at AFFO:
Straight-line rental income	(5,280)	(4,006)	(10,405)	(9,118)
Amortization of ground lease and below market lease intangibles	74	102	149	204
Unrealized loss (gain) on foreign currency derivatives	5,260	(588)	6,648	(1,189)
Unrealized gain from changes in fair value of financial instruments	(1,152)	134	(1,979)	(100)
Adjustment for investments accounted for under fair value option	(24,195)	(13,122)	(96,455)	(22,121)
Unrealized (gain) loss from changes in fair value of DST financing obligation	(236)	319	879	560
Provision for (recovery of) credit losses	1,623	1,760	(2,848)	742
Accretion of tenant loan receivable	(1,653)	(4,167)	(3,337)	(7,803)
Performance participation allocation	18,331	8,333	30,896	15,162
Management fee	18,622	10,323	34,838	18,804
Interest on affiliate line of credit	—	1,862	—	5,420
Organization costs	—	36	—	(113)
Debt extinguishment fees	257	—	257	—
Amortization of deferred financing costs	1,650	3,395	2,993	6,726
Shareholder servicing fees	(5,517)	(2,931)	(10,117)	(5,242)

Amount attributable to investment in unconsolidated affiliate	(36)	(49)	(71)	(98)
Amount attributable to non-controlling interests for above adjustments	(729)	(389)	2,233	(701)
AFFO attributable to ORENT shareholders	$90,293	$39,084	$165,769	$73,975
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $283,348 and $2,485,000 available under our credit facility as of June 30, 2025. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $1,490,400 for the six months ended June 30, 2025, as well as through the ability to sell our liquid CMBS investments with a fair value of $484,960 as of June 30, 2025. Additionally, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate.
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
Capital Resources
As of June 30, 2025, our indebtedness included loans secured by our properties, unsecured credit facilities, and unsecured senior notes. The following table is a summary of our indebtedness as of June 30, 2025 (in thousands):

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)(2)	Weighted Average Maturity Date	Maximum Facility Size	June 30, 2025	December 31, 2024
Mortgage notes & credit facility:
Unsecured term loan credit facility	S + 1.35%	6/12/2030	$1,250,000	$1,250,000	$1,165,500
Unsecured revolving credit facility	S + 1.40%	6/12/2029	$2,485,000	—	246,950
Fixed rate mortgages	4.99%	8/25/2029	N/A	106,291	99,098
Variable rate mortgages	S + 1.88%	3/27/2028	N/A	107,309	129,824
Deferred financing costs, net				(45,354)	(13,624)
Total Mortgage notes & credit facility, net:				1,418,246	1,627,748

Unsecured senior notes
Unsecured senior notes	6.35%	2/2/2030	N/A	$130,000	$130,000
Deferred financing costs, net				(3,478)	(3,655)
Unsecured senior notes, net				$126,522	$126,345

Secured financings of investments in real estate debt	S + 1.61%	8/20/2025	N/A	$115,276	$—

Total indebtedness				$1,660,044	$1,754,093
_______________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of June 30, 2025, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating rate debt. See further discussion of outstanding interest rate swaps below.
(2)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.

Mortgage Notes and Credit Facilities
On June 12, 2025, the Company entered into an amended and restated credit agreement, which amends and restates the credit agreement dated August 11, 2022. The amended and restated credit agreement provides for, among other things, (a) an upsize of the senior unsecured term loan facility from $1,165,500 to $1,250,000, (b) an upsize of the aggregate principal amount of the senior unsecured revolving credit facility from $725 to $2,485,000, (c) an upsize of the accordion feature, subject to the satisfaction of various conditions, which could bring total commitments from up to $3,200,000 to up to $5,000,000, (d) an extension of the revolving credit scheduled maturity date from August 2026 to June 2029, (e) an extension of the initial term loan scheduled maturity date from August 2027 to June 2030, and (f) the amendment of certain financial and other covenants.
The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is SOFR plus 0.10% or the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, and (c) 1.0%, as applicable. The weighted average interest rate for the unsecured term loan credit facility for the six months ended June 30, 2025 was 5.68% (unhedged) and 5.02% (hedged).
The unsecured revolving credit facility consists of USD (“USD Revolver”) and Alternative (“Alternative Revolver”) denominated currencies, and bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) adjusted floating rate, and (d) 1.0%. The adjusted floating rate for the USD Revolver is SOFR plus 0.10%, while the Alternative Revolver is EURIBOR for Euro borrowings, and CORRA plus 0.30% for Canadian Dollar borrowings. The weighted average interest rate for the unsecured revolving credit facility for the six months ended June 30, 2025 was 5.75% (unhedged) and 4.75% (hedged). During the six months ended June 30, 2025, the Company earned an additional $277 of income as a result of over hedging on our interest rate swaps. We believe the interest rate swaps are still highly effective.
During the six months ended June 30, 2025, the Company entered into a variable rate mortgage note of $57,750 secured by a property contributed to a DST as part of our DST Program. The interest on the mortgage and any amounts received or owed under the interest rate swap are borne by such DST and are not consolidated in the Company’s

Condensed Consolidated Financial Statements. Additionally, the Company contributed a variable rate mortgage note of $84,500 for interest in a joint venture. Refer to Note 3 - Acquisitions and Dispositions for additional information.
The following table details the Company’s interest rate swaps as of June 30, 2025:

Notional Balance	Fixed Rate
Mortgage notes & credit facilities:
Unsecured term loan credit facility
$700,000	3.65%
$250,000	3.42%
$145,500	4.23%
$100,000	3.67%
$54,500	3.40%
Unsecured revolving credit facility
$100,000	3.25%
$45,500	3.40%
Variable rate mortgages
$48,923	3.74%
Unsecured Senior Notes
On August 28, 2024, NLT OP entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $29,000 of 6.24% Senior Notes, Series A, due August 28, 2028, $38,500 of 6.32% Senior Notes, Series B, due August 28, 2029, $39,500 of 6.40% Senior Notes, Series C, due August 28, 2030 and $23,000 of 6.43% Senior Notes, Series D, due August 28, 2031 (collectively, the “Notes”), to qualified institutional investors in a private placement. Interest on the notes is due semi-annually on the 28th day of February and August of each year beginning on February 28, 2025. Proceeds from the issuance of the notes were used to pay down existing indebtedness of the Company and for other general purposes.
Secured Financings of Investments in Real Estate Debt
During the six months ended June 30, 2025, the Company entered into financing agreements secured by $199,885 of its CMBS investments under a master repurchase agreement. The terms of the master repurchase agreement provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company, and may require the Company to provide additional collateral in the form of cash or securities if the market value of such financed investment declines. The master repurchase agreement has no set maturity date, with each borrowing having initial terms of one to three months.The Company has the option to continuously extend the maturity of outstanding balances for additional one to three month terms upon each interim maturity date.
As of June 30, 2025, the Company’s total secured financings of investments in real estate debt outstanding was $115,276 with a weighted average maturity date of August 20, 2025, and a weighted average interest rate of SOFR + 1.61%, the relevant floating benchmark rate. As of December 31, 2024, the Company did not have any secured financings of investments in real estate debt outstanding. The Company’s secured financings of investments in real estate debt are included within Other Liabilities within the Condensed Consolidated Balance Sheets. As of June 30, 2025, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.
On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering. As of June 30, 2025, the Company is authorized to issue an unlimited number of each of its four classes of shares of its common shares (Class S shares, Class N shares, Class D shares, and Class I shares).
As of August 5, 2025, we had received net proceeds of $6,264,534 from selling an aggregate 615,907,104 common shares in the private offering (consisting of 265,907,009 Class S shares, 38,538,419 Class N shares, 10,500,658 Class D shares, and 300,961,017 Class I shares).
Cash Flows
Cash flows provided by operating activities was $174,885 for the six months ended June 30, 2025 compared to $73,737 for the six months ended June 30, 2024. The change in cash flows provided by operating activities was primarily due to an increase in interest income from investments in real estate debt and distributions of earnings from unconsolidated real estate affiliates.
Cash flows used in investing activities was $1,257,366 for the six months ended June 30, 2025 compared to $687,912 for the six months ended June 30, 2024. The change in cash flows used in investing activities was primarily due to an increase in investing activity related to unconsolidated real estate affiliates, real estate debt, and properties classified as financing receivables.
Cash flows provided by financing activities was $1,251,784 for the six months ended June 30, 2025 compared to $646,547 for the six months ended June 30, 2024. The change in cash flows provided by financing activities was primarily due to an increase in proceeds received from the issuance of common shares, proceeds from its DST program, and a decrease in net payments of principal on debt, partially offset by increased repurchases on common shares.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. There have been no material changes to our Critical Accounting Policies, including significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions, which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent Accounting Pronouncements
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—2. Summary of Significant Accounting Policies and Estimates” for a discussion concerning recent accounting pronouncements.
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of June 30, 2025 (in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$1,708,876	$164,835	$—	$1,481,541	$62,500
Organizational and offering costs	8,591	2,713	5,426	452	—
Total	$1,717,467	$167,548	$5,426	$1,481,993	$62,500
The Company has future commitments to fund the construction of wholly owned assets and assets held at joint ventures under build-to-suit arrangements. As of June 30, 2025, the Company estimates that its total remaining future commitments to complete the construction of the assets is $241,968 which it expects to fund over the next six months. Additionally, the Company has agreed to fund up to a maximum of $263,088 for incremental indirect interests in STORE.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk with respect to our variable-rate indebtedness as an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of floating rate financings with staggered maturities and through interest rate hedging agreements to fix all or a portion of our variable rate debt. As of June 30, 2025, the outstanding principal balance of our indebtedness was $1.7 billion and consisted of mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and unsecured senior notes.
Certain of our mortgage notes, term loan credit facilities, and unsecured revolving credit facilities are variable rate and indexed to SOFR, one-month SOFR, and one-month SONIA (collectively, the “Reference Rates”). For the three and six months ended June 30, 2025, a 10 basis point increase in each of the Reference Rates would have resulted in an inconsequential increase in interest expense as a result of our interest rate swap and interest rate cap contracts which hedge our risk of changing interest rates. Our exposure to interest rate risk may vary in future periods as the amounts and terms of our interest rate hedging agreements change over time as we implement our hedging program.
Investments in Real Estate Debt
As of June 30, 2025 and December 31, 2024, we held $935.3 million and $696.1 million of investments in real estate debt, of which $762.5 million and $619.5 million are reported at fair value on our Condensed Consolidated Balance Sheets, respectively. Our investments in real estate debt consist of floating rate and fixed rate debt. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and six months ended June 30, 2025, a 50 basis point increase or decrease in the Reference Rates would have resulted in an increase or decrease of $0.9 and $1.7 million, respectively, to income from investments in real estate debt.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of June 30, 2025 and December 31, 2024, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $76.3 million and $61.9 million, respectively.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of June 30, 2025, we were not involved in any material legal proceedings.
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

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration (4)
April 2025 (1)	29,330,100	$294,295
May 2025 (2)	24,397,084	243,654
June 2025 (3)	29,027,460	291,386
Total	82,754,644	$829,335

(1)    Includes 11,465,695 of Class S common shares, 5,149,122 of Class N common shares, 320,982 of Class D common shares, and 12,394,301 of Class I common shares. Class I common shares include 532,404 of common shares issued to the Adviser as payment of management fees.
(2)    Includes 9,868,270 of Class S common shares, 1,992,555 of Class N common shares, 292,867 of Class D common shares, and 12,243,392 of Class I common shares. Class I common shares include 550,536 of common shares issued to the Adviser as payment of management fees.
(3)    Includes 11,612,686 of Class S common shares, 3,075,933 of Class N common shares, 13,464 of Class D common shares, and 14,325,377 of Class I common shares. Class I common shares include 581,713 of common shares issued to the Adviser as payment of management fees.
(4)    Includes upfront selling commissions for Class S, Class N and Class D shares of $3,327.

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
The following table sets forth purchases by the Company of its common shares during the three months ended June 30, 2025.

Repurchase Request Deadline	Total Number of Common Shares Purchased (1)	Average Price per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(3)
June 5, 2025	11,860,450	$10.2166	11,371,529	$—
Total	11,860,450	$10.2166	11,371,529	$—
_______________
(1)Includes 488,921 Class I shares previously issued to the adviser as payment of management fees and interest on the affiliate line of credit. The shares were repurchased at the then-current transaction price resulting in a total repurchase of $5,000.
(2)Repurchase pricing date was April 30, 2025.
(3)Repurchases are limited as set forth in our Share Repurchase Plan described above. All requests under the Share Repurchase Plan were satisfied.

From Inception through June 30, 2025, 6,609,750 Class I OP Units in the Operating Partnership were issued to the Special Limited Partners. Subsequent to initial issuance, 4,570,954 Class I OP Units were distributed to participants in the Special Limited Partners, with the remaining 2,038,796 Class I OP Units held directly by the Special Limited Partners as of June 30, 2025.
From Inception through June 30, 2025, the Company issued 11,542,484 Class I shares to the Adviser as payment of management fees and interest on the affiliate loan. As of June 30, 2025, the Company has repurchased 7,365,417 Class I shares previously issued to the Adviser. As of June 30, 2025, the Adviser held 6,620,006 Class I shares, including shares previously purchased by the Adviser. The repurchase of any Class I OP Units held by the Special Limited Partner or Class I shares held by the Adviser acquired as payment of management fee and interest earned by the Adviser occurs outside of our Share Repurchase Plan.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act).
ITEM 6.     EXHIBITS

(b)Exhibits

3.1	Certificate of Trust of the Company, dated March 31, 2022 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)
3.2
Certificate of Amendment to Certificate of Trust of Blue Owl Real Estate Net Lease Trust, effective July 6, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

3.3
Third Amended and Restated Declaration of Trust of Blue Owl Real Estate Net Lease Trust, dated as of April 19, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

3.4
Second Amended and Restated Bylaws of Blue Owl Real Estate Net Lease Trust, dated as of July 6, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

4.1
Fourth Amended and Restated Share Repurchase Plan, dated April 19, 2024 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

4.2	Amended and Restated Distribution Reinvestment Plan of the Company (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)
10.1
Amended and Restated Credit Agreement, dated as of June 12, 2025, by and among Blue Owl NLT Operating Partnership LP, KeyBank National Association, as agent for the Lenders, and the lenders from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2025 and incorporated herein by reference)

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
Date: August 7, 2025