Form 10-Q
period 2025-09-30
Blue Owl Real Estate Net Lease Trust
filed 2025-11-07
CIK 1944366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2025, the issuer had the following shares outstanding: 298,180,211 Class S shares, 46,482,389 Class N shares, 9,076,737 Class D shares, and 347,881,756 Class I shares.

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

PART I - FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$3,013,029	$2,996,309
Investments in unconsolidated real estate affiliates (includes $3,596,236 and $1,742,086 reported at fair value as of September 30, 2025 and December 31, 2024, respectively)	3,601,501	1,747,787
Investments in leases – Financing receivables, net	371,242	535,273
Investments in real estate debt (includes $1,158,962 and $619,476 reported at fair value as of September 30, 2025 and December 31, 2024, respectively)	1,533,831	696,052
Intangible assets, net	166,665	168,101
Cash and cash equivalents	374,834	112,718
Restricted cash	47,207	50,069
Other assets	82,928	71,279
Total assets	$9,191,237	$6,377,588

Liabilities and Equity
Mortgage notes and credit facilities, net	$1,418,554	$1,627,748
Unsecured senior notes, net	126,593	126,345
Other borrowings, net	322,510	—
Due to affiliates	212,279	140,091
Accounts payable and accrued expenses	117,912	100,564
Other liabilities	466,893	88,442
Total liabilities	2,664,741	2,083,190

Redeemable non-controlling interests	87,882	39,952
Redeemable common shares	6,880	56,948

Equity
Common shares — Class S, $0.01 par value per share, 273,269,795 and 186,966,766 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,733	1,870
Common shares — Class N, $0.01 par value per share, 40,849,554 and 15,155,627 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	408	152
Common shares — Class D, $0.01 par value per share, 7,419,241 and 1,751,905 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	74	18
Common shares — Class I, $0.01 par value per share, 317,596,028 and 219,267,018 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3,173	2,192
Additional paid-in capital	6,279,292	4,149,362
Accumulated earnings and cumulative distributions	(103,746)	(187,297)
Accumulated other comprehensive loss	(14,681)	(18,118)
Total Shareholders' Equity	6,167,253	3,948,179
Non-controlling interests	264,481	249,319
Total equity	6,431,734	4,197,498
Total liabilities and equity	$9,191,237	$6,377,588
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Rental revenue	$56,908	$52,684	$169,878	$152,355
Income from investments in leases - Financing receivables	9,054	17,133	28,234	46,704
Total revenues	65,962	69,817	198,112	199,059

Expenses
Rental property operating	8,997	6,513	26,200	19,301
General and administrative	10,737	6,732	18,249	18,242
Impairment charges	—	—	—	4,849
Management fee	21,361	12,330	56,199	31,134
Performance participation allocation	36,140	7,440	67,036	22,602
Depreciation and amortization	26,561	24,489	78,624	70,641
Total expenses	103,796	57,504	246,308	166,769

Other income (expense)
Income from unconsolidated real estate affiliates	231,342	22,811	416,806	96,205
Gain (loss) on dispositions of real estate	—	42,906	(2,180)	43,620
Interest expense	(27,399)	(27,602)	(70,312)	(96,705)
Interest income	29,519	5,345	73,853	11,444
Other income (expense), net	8,956	(4,344)	5,143	(3,829)
Total other income, net	242,418	39,116	423,310	50,735
Net income before income taxes	$204,584	$51,429	$375,114	$83,025
Income tax expense	521	1,026	602	2,438
Net income	204,063	50,403	374,512	80,587
Net income attributable to non-controlling interests	(10,988)	(3,629)	(20,721)	(6,546)
Net income attributable to ORENT shareholders	$193,075	$46,774	$353,791	$74,041
Net income per common share – basic	$0.31	$0.13	$0.65	$0.25
Net income per common share – diluted	$0.31	$0.13	$0.65	$0.25
Weighted-average common shares outstanding, basic	617,009,847	357,017,433	546,277,237	295,966,833
Weighted-average common shares outstanding, diluted	651,859,673	386,191,878	578,822,053	324,923,336

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$204,063	$50,403	$374,512	$80,587
Other comprehensive income:
Change in unrealized loss on derivative instruments	(1,198)	(35,237)	(22,242)	(10,595)
Change in unrealized gain on AFS investments in real estate debt	3,456	244	587	344
Foreign currency translation adjustment	(12,096)	7,306	25,321	(2,772)
Other comprehensive (loss) income	(9,838)	(27,687)	3,666	(13,023)
Comprehensive income	194,225	22,716	378,178	67,564
Comprehensive income attributable to non-controlling interests	(10,462)	(1,519)	(20,949)	(6,117)
Comprehensive income attributable to ORENT shareholders	$183,763	$21,197	$357,229	$61,447
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2025	$2,429	$347	$46	$2,785	$5,501,647	$(5,368)	$(195,102)	$5,306,784	$245,641	$5,552,425
Common shares issued	314	58	15	390	802,397	—	—	803,174	—	803,174
Offering costs	—	—	—	—	(25,040)	—	—	(25,040)	—	(25,040)
Distribution reinvestment	23	3	1	24	51,419	—	—	51,470	—	51,470
Common share repurchases	(19)	—	—	(29)	(55,195)	—	—	(55,243)	—	(55,243)
Converted common shares	(14)	—	12	3	(1)	—	—	—	—	—
Amortization of restricted share grants	—	—	—	—	59	—	—	59	—	59
Net income (Net income of $2,394 allocated to redeemable NCI)	—	—	—	—	—	—	193,075	193,075	8,594	201,669
Other comprehensive loss (Other comprehensive loss of $115 allocated to redeemable NCI)	—	—	—	—	—	(9,313)	—	(9,313)	(410)	(9,723)
Distributions declared on common shares ($0.1750 gross per share)	—	—	—	—	—	—	(101,719)	(101,719)	—	(101,719)
Redeemable common share measurement adjustment	—	—	—	—	(265)	—	—	(265)	—	(265)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	17,167	17,167
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(6,466)	(6,466)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(806)	—	—	(806)	—	(806)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	5,077	—	—	5,077	(45)	5,032
Balance at September 30, 2025	$2,733	$408	$74	$3,173	$6,279,292	$(14,681)	$(103,746)	$6,167,253	$264,481	$6,431,734

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2024	$1,458	$19	$12	$1,617	$3,047,387	$16,035	$(193,046)	$2,873,482	$254,387	$3,127,869
Common shares issued	211	64	—	322	604,600	—	—	605,197	—	605,197
Offering costs	—	—	—	—	(15,302)	—	—	(15,302)	—	(15,302)
Distribution reinvestment	13	—	—	15	28,522	—	—	28,550	—	28,550
Common share repurchases	(32)	—	—	(42)	(74,436)	—	—	(74,510)	—	(74,510)
Amortization of restricted share grants	—	—	—	—	47	—	—	47	—	47
Net income (Net income of $392 allocated to redeemable NCI)	—	—	—	—	—	—	46,774	46,774	3,237	50,011
Other comprehensive loss (Other comprehensive loss of $186 allocated to redeemable NCI)	—	—	—	—	—	(25,578)	—	(25,578)	(1,923)	(27,501)
Distributions declared on common shares ($0.1750 gross per share)	—	—	—	—	—	—	(59,012)	(59,012)	—	(59,012)
Redeemable common share measurement adjustment	—	—	—	—	23	—	—	23	—	23
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	44	44
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(9,560)	(9,560)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(161)	—	—	(161)	—	(161)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(2,558)	—	—	(2,558)	2,323	(235)
Balance at September 30, 2024	$1,650	$83	$12	$1,912	$3,588,122	$(9,543)	$(205,284)	$3,376,952	$248,508	$3,625,460
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Changes in Equity
(in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$1,870	$152	$18	$2,192	$4,149,362	$(18,118)	$(187,297)	$3,948,179	$249,319	$4,197,498
Common shares issued	886	250	42	1,070	2,297,287	—	—	2,299,535	—	2,299,535
Offering costs	—	—	—	—	(71,970)	—	—	(71,970)	—	(71,970)
Distribution reinvestment	62	6	2	64	136,241	—	—	136,375	—	136,375
Common share repurchases	(63)	—	—	(164)	(232,375)	—	—	(232,602)	—	(232,602)
Converted common shares	(22)	—	12	11	(1)	—	—	—	—	—
Amortization of restricted share grants	—	—	—	—	176	—	—	176	—	176
Net income (Net income of $3,962 allocated to redeemable NCI)	—	—	—	—	—	—	353,791	353,791	16,759	370,550
Other comprehensive income (Other comprehensive income of $67 allocated to redeemable NCI)	—	—	—	—	—	3,437	—	3,437	162	3,599
Distributions declared on common shares ($0.5250 gross per share)	—	—	—	—	—	—	(270,240)	(270,240)	—	(270,240)
Redeemable common share measurement adjustment	—	—	—	—	(284)	—	—	(284)	—	(284)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	17,286	17,286
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(21,495)	(21,495)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(1,268)	—	—	(1,268)	—	(1,268)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	2,124	—	—	2,124	2,450	4,574
Balance at September 30, 2025	$2,733	$408	$74	$3,173	$6,279,292	$(14,681)	$(103,746)	$6,167,253	$264,481	$6,431,734

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$921	$—	$45	$1,016	$1,948,355	$3,052	$(132,638)	$1,820,751	$256,715	$2,077,466
Common shares issued	749	83	14	877	1,746,124	—	—	1,747,847	—	1,747,847
Offering costs	—	—	—	—	(48,282)	—	—	(48,282)	—	(48,282)
Distribution reinvestment	32	—	—	35	68,599	—	—	68,666	—	68,666
Common share repurchases	(52)	—	—	(62)	(115,369)	—	—	(115,483)	—	(115,483)
Converted common shares	—	—	(47)	46	1	—		—	—	—
Amortization of restricted share grants	—	—	—	—	(240)	—	—	(240)	—	(240)
Net income (Net income of $579 allocated to redeemable NCI)	—	—	—	—	—	—	74,041	74,041	5,967	80,008
Other comprehensive loss (Other comprehensive loss of $103 allocated to redeemable NCI)	—	—	—	—	—	(12,595)	—	(12,595)	(325)	(12,920)
Distributions declared on common shares ($0.5250 gross per share)	—	—	—	—	—	—	(146,687)	(146,687)	—	(146,687)
Redeemable common share measurement adjustment	—	—	—	—	(1)	—	—	(1)	—	(1)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	127	127
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(23,695)	(23,695)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(598)	—	—	(598)	—	(598)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(10,467)	—	—	(10,467)	9,719	(748)
Balance at September 30, 2024	$1,650	$83	$12	$1,912	$3,588,122	$(9,543)	$(205,284)	$3,376,952	$248,508	$3,625,460
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income	$374,512	$80,587

Adjustments to reconcile net income to cash provided by operating activities:
Management fee	56,199	31,134
Performance participation allocation	67,036	22,602
Depreciation and amortization	78,624	70,641
Amortization of tenant lease inducement	2,280	1,289
Straight-line rent adjustment	(15,603)	(14,017)
Accretion of tenant loan receivable	(4,997)	(9,372)
Amortization of below-market lease intangibles	(267)	(238)
Amortization of deferred financing costs	5,643	3,851
Debt extinguishment expense	257	—
Capitalized interest on real estate under development	(2,291)	—
Impairment charges	—	4,849
Income from unconsolidated real estate affiliates	(416,806)	(96,205)
Distribution of earnings from unconsolidated real estate affiliates	150,151	76,306
Net loss (gain) on dispositions of real estate	2,180	(43,620)
Lease right of use asset amortization	491	491
Net loss on derivative instruments not designated as hedges	634	258
Net unrealized gain on investments in real estate debt	(3,353)	—
Net unrealized loss on fair value of DST financing obligation	(691)	—
Amortization of off-market caps	135	5,577
Amortization of restricted shares	341	301
Non-cash interest expense on affiliate line of credit	—	4,693
Provision for current expected credit losses	1,813	3,056
Other	—	(96)
Change in assets and liabilities:
Increase in other assets	(11,758)	(14,416)
Decrease in due to affiliates	(1,514)	(860)
Decrease in accounts payable and accrued expenses	(3,265)	(6,026)
Increase in other liabilities	1,464	10,549
Net cash provided by operating activities	281,215	131,334

Cash flows from investing activities:
Acquisitions of real estate	(54,363)	(208,341)
Payments for real estate under development	(21,109)	(62,573)
Proceeds from disposition of real estate	137,322	8,094
Acquisitions of intangible assets	(5,319)	(21,595)
Capital improvements to real estate	(552)	(1,685)
Investments in leases - financing receivable	(129,092)	(150,388)
Proceeds from dispositions of investment in leases - financing receivables	—	248,799
Purchase of investments in real estate debt	(1,024,341)	(129,284)
Sale of investments in real estate debt	335,031	25,493
Investment in unconsolidated real estate affiliates	(2,083,573)	(571,137)
Sale of investment in unconsolidated real estate affiliates	559,965	—
Return of capital from investment in unconsolidated real estate affiliates	78,962	—
Cash flows from off-market interest rate swaps and caps	—	7,090
Net cash used in investing activities	(2,207,069)	(855,527)

Cash flows from financing activities:
Proceeds from issuance of common shares	2,291,862	1,738,437
Payment of distributions to common shareholders	(137,995)	(78,055)
Proceeds from issuance of non-controlling interests	186	—
Payment of distributions to non-controlling interests	(16,753)	(14,778)
Repurchase of common shares	(335,048)	(115,483)
Redemption of non-controlling interests	(1,163)	(767)
Proceeds from DST Program	202,448	24,431
Borrowings under secured financings of investments in real estate debt	328,305	—
Repayment of borrowings under secured financings of investments in real estate debt	(4,747)	—
Repayment of affiliate line of credit	—	(200,000)
Borrowings under term loan credit facility	84,500	70,000
Borrowings under revolving credit facility	923,000	1,257,900
Repayment of revolving credit facility	(1,169,950)	(1,236,312)
Proceeds from unsecured senior notes	—	130,000
Borrowings under mortgage notes	57,750	43,000
Repayment of mortgage notes	—	(494,902)
Payment of debt extinguishment fees	—	(3,327)
Repayment of other borrowings	—	(287,544)
Payment of deferred financing costs	(36,651)	(4,498)
Net cash provided by financing activities	2,185,744	828,102
Net change in cash and cash equivalents and restricted cash	259,890	103,909
Cash and cash equivalents and restricted cash, beginning of period	162,787	136,670
Effects of currency translation on cash, cash equivalents, and restricted cash	(636)	(89)
Cash and cash equivalents and restricted cash, end of period	$422,041	$240,490

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet
Cash and cash equivalents	$374,834	$113,372
Restricted cash	47,207	127,118
Total cash and cash equivalents and restricted cash	$422,041	$240,490

Supplemental disclosures:
Interest paid	$68,228	$99,879
Income taxes paid	$1,281	$1,004
Accrued unpaid amounts for real estate under development	$22,044	$19,463
Accrued unpaid amounts for capital improvements to real estate	$—	$18,779
Accrued unpaid amounts for other intangible assets	$30,183	$51,786

Non-cash investing and financing activities:
Contribution of real estate assets for investment in unconsolidated real estate affiliate	$142,357	$—
Assumption of other borrowings in conjunction with investments in unconsolidated real estate affiliates	$—	$287,444
Issuance of NLT OP units as consideration for acquisitions of real estate	$17,100	$—
Issuance of redeemable Class I Shares as interest payment for the affiliate line of credit	$—	$7,081
Issuance of redeemable Class I Shares as settlement of the management fee	$51,345	$27,551
Redeemable non-controlling interest issued as settlement of performance participation allocation	$46,616	$13,685
Allocation to redeemable non-controlling interest	$1,268	$598
Allocation to redeemable common shares	$284	$1
Distribution reinvestment	$136,241	$68,599
Accrued distributions for common shareholders	$35,131	$20,540
Accrued distributions for non-controlling interests	$2,066	$1,716
Accrued shareholder servicing fees	$150,277	$89,711
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
1.    Organization and Nature of the Business
Blue Owl Real Estate Net Lease Trust (formerly, Oak Street Net Lease Trust) (“we”, “us”, “our”, “ORENT”, and the “Company”) was formed on April 4, 2022 as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl Capital Inc. (“Blue Owl”) on August 9, 2022. The Company invests primarily in a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors across the United States and Canada, and to a lesser extent, Europe. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP (formerly OakTrust Operating Partnership L.P.), a Delaware limited partnership (“NLT OP” or “Operating Partnership”). Substantially all of the Company’s business is conducted through NLT OP. As of September 30, 2025, ORENT owns 94.8% of NLT OP. The Company and NLT OP are externally managed by an adviser, Blue Owl Real Estate Capital LLC (formerly, Oak Street Real Estate Capital, LLC) (“Blue Owl Real Assets” or “Adviser”), a subsidiary of Blue Owl. The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and board of trustees (the “Board of Trustees”).
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
The Company’s principal business is the acquisition, ownership, financing, and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and its management does not distinguish the principal business, or group the operations, by geography, property type, lease classification, investment type, or any other grouping for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment as of September 30, 2025.
As of September 30, 2025, the Company owned 222 investments in real estate, 16 investments in real estate leases, and 14 build-to-suit assets currently in development, including industrial, retail, and office properties. Additionally, the Company holds interest in 11 joint ventures, one of which is consolidated under the voting interest model and 10 that are included in investments in unconsolidated real estate affiliates, including STORE Capital LLC and Waterparks LLC (collectively “STORE”). As of September 30, 2025, STORE owns 3,564 properties leased to 672 tenants on a triple-net lease basis. The Company also holds investments in real estate debt which consist of securities and loans (refer to Note 6 - Investments in Real Estate Debt).
On September 1, 2022, the Company commenced the offering of its common shares through a continuous private placement offering (“Private Offering”), under Regulation D of the Securities Act of 1933, as amended (the “1933 Act”). As of September 30, 2025, the Company is authorized to issue an unlimited number of each of its four classes of shares of its common shares (Class S shares, Class N shares, Class D shares, and Class I shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. The initial offering price for shares sold through the Private Offering was $10.00 per share. The Company conducts periodic closings and sells shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the audit committee of the Board of Trustees, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
The Company consolidates NLT OP and BORMW Quantum Shore JV LLC (“PsiQuantum JV”) under the VIE and VOE models, respectively. The Company consolidates these entities as it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.
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
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable based on the information available as of September 30, 2025. However, uncertainty over the current global economic environment conditions, including the persistence of elevated inflation and interest rate volatility, in conjunction with global economic and geopolitical uncertainty, including the ongoing conflicts in Eastern Europe, the Middle East, and the North Africa region and the U.S. government’s imposition of tariffs and the counter-tariffs imposed by other countries, and the impact on the Company’s operations may cause actual results to differ materially from those estimates.
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
Valuation of assets and liabilities measured at fair value
Certain of the Company’s investments in real estate debt and FVO equity method investments are reported at fair value. As of September 30, 2025, the Company’s investments in real estate debt reported at fair value, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as term, revolver, senior and mezzanine loans secured by real estate assets, presented collectively as commercial real estate loans. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its pro rata share of the investments’ equity at fair value. The investments’ underlying real estate holdings, debt investments, and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying real estate holdings is generally determined using the income capitalization valuation method. As of September 30, 2025, the weighted average capitalization rate utilized to value the underlying real estate held in unconsolidated joint ventures, excluding real estate under development, was 7.0%. The fair value of the underlying debt investments and debt is determined by discounting the future contractual cash flows to the present value using current market interest rates. As of September 30, 2025, the weighted average interest rate utilized to value the underlying debt investments was 6.8% and the weighted average interest rate utilized to value the underlying debt was 5.7%.
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
The following table details the Company’s assets measured at fair value on a recurring basis:

	September 30, 2025			December 31, 2024
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investments in unconsolidated real estate affiliates	$—	$3,596,236	$3,596,236	$—	$1,742,086	$1,742,086
Investments in real estate debt	767,089	391,873	1,158,962	505,537	113,939	619,476
Interest rate hedging derivatives (1)	374	—	374	13,546	—	13,546
Foreign currency hedging derivatives (1)	9,991	—	9,991	3,661	—	3,661
Total	$777,454	$3,988,109	$4,765,563	$522,744	$1,856,025	$2,378,769

Liabilities:
Interest rate hedging derivatives (2)	$10,559	$—	$10,559	$1,922	$—	$1,922
Foreign currency hedging derivatives (2)	9,594	—	9,594	2,630	—	2,630
DST financing obligation (2)	—	252,840	252,840	—	52,123	52,123
Total	$20,153	$252,840	$272,993	$4,552	$52,123	$56,675
(1) Included within Other assets within the Condensed Consolidated Balance Sheets.
(2) Included within Other liabilities within the Condensed Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Investments in real estate debt	Investments in unconsolidated real estate affiliates	Total Assets	DST Financing Obligation
Balance as of December 31, 2024	$113,939	$1,742,086	$1,856,025	$52,123
Purchases	333,385	2,225,992	2,559,377	—
Sales	(58,803)	(559,965)	(618,768)	—
Distributions received	—	(228,770)	(228,770)	—
DST Program proceeds	—	—	—	202,448
Included in net income
Realized gain on sale of DST Interests	—	—	—	(1,040)
Unrealized loss on fair value of DST financing obligation	—	—	—	(691)
Gain on fair value of investments in real estate debt	3,352	—	3,352	—
Income from unconsolidated real estate affiliates measured at fair value	—	416,893	416,893	—
Balance as of September 30, 2025	$391,873	$3,596,236	$3,988,109	$252,840
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
Valuation of liabilities not measured at fair value
As of September 30, 2025 and December 31, 2024, the fair value of the Company’s unsecured term loan credit facility, unsecured revolving credit facility, mortgages payable, unsecured senior notes, and other borrowings was $1,325 above and $910 below carrying value, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 9 – Debt.
Allowance for Credit Losses
The Company analyzes its Investments in leases - Financing receivables, net, certain of its investments in real estate debt which are held-to-maturity and its investment in loans receivable, which are included within Investments in real estate debt in our Condensed Consolidated Balance Sheets, for potential credit losses under the current expected credit losses (“CECL”) model. The allowance for credit losses is measured, considering the Company’s ownership of the leased asset, using a probability of default method based on the lessee’s and borrower’s respective credit ratings, the expected value related to releasing underlying assets or collateral, our historical loss experiences, and other factors related to other sale-leasebacks accounted for as financing receivables, our investments in real estate debt held-to-maturity, and our investments in loans receivable. Included in our model are factors that incorporate forward-looking information. Changes in the allowance for credit losses are subsequently included in the Company’s Condensed Consolidated Statements of Operations within General and administrative expenses and as a reduction to Investments in leases - Financing receivables, net and Investments in real estate debt on our Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the Company has recorded an allowance for credit losses of $22,471 and $22,934, respectively, related to its Investments in leases - Financing receivables, net. As of September 30, 2025, the Company has recorded an allowance for credit losses of $2,276 related to its investments in real estate debt designated as held-to-maturity. The Company did not record an allowance for credit losses related to its investments in real estate debt designated as held-to-maturity as of December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company has not recorded an allowance for credit losses related to its investments in loans receivable. Refer to Note 6 - Investments in Real Estate Debt for additional information.

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
3.     Acquisitions and Dispositions
Acquisitions
The following tables set forth the acquisition values, number of properties, and total rentable square feet of gross leasable area (“GLA”) of the Company for the nine months ended September 30, 2025 and 2024. For acquisitions not denominated in USD, the amounts have been presented in USD at the prevailing foreign exchange rate on the acquisition date:

	Nine Months Ended September 30, 2025
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands) (3)
Industrial (1) (2)	$41,726	2	530
Retail	127,969	22	220
Land	54,959	1	16,369
Total	$224,654	25	17,119
(1) The Company issued $17,100 of OP Units as consideration for the acquisition of one of the industrial properties.
(2) Includes assets held in a consolidated joint venture further described below.
(3) A portion of the square footage for the industrial properties includes properties relates to build-to-suit assets.

	Nine Months Ended September 30, 2024
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)(1)
Industrial	$248,930	29	3,183
Retail	176,321	7	144
Total	$425,251	36	3,327
(1) The square footage for the retail property and a portion of industrial properties relates to build-to-suit assets.

The following table details the purchase price allocation for the properties acquired during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Buildings	$46,511	$160,219
Land and land improvements (1)	20,836	48,122
Construction in process (1)	20,155	48,050
Financing receivables	129,092	147,266
In-place lease intangibles	3,660	13,964
Other lease intangibles	4,467	15,121
Below-market lease intangible liabilities	(67)	(7,491)
Total Purchase Price	$224,654	$425,251
(1) Includes assets held in a consolidated joint venture further described below.

During the nine months ended September 30, 2025, the Company contributed land of $3,480 in exchange for a 99% ownership interest in PsiQuantum JV. PsiQuantum JV was formed to facilitate the funding and development of a quantum computing facility leased to PsiQuantum in a build-to-suit arrangement. The Company consolidates the joint venture under the voting interest model. Refer to Note 14 - Commitments and Contingencies for additional information.

Dispositions
During the nine months ended September 30, 2025, the Company contributed 15 LV Petroleum properties and a mortgage loan with a net value of $279,679 to LVP Portfolio Master REIT LLC (“LV Petroleum JV”) in exchange for a 50.9% ownership interest in LV Petroleum JV and cash proceeds of $137,322. In conjunction with the contribution, the Company recognized a loss on disposition of $2,180 due to the reversal of non-cash accretion of tenant loan receivables. The properties were previously accounted for as failed sale-leaseback transactions and primarily included within Investments in leases - Financing receivables. See Note 5 - Investments in Unconsolidated Real Estate Affiliates for additional information.
During the nine months ended September 30, 2024, the Company disposed of one retail property, one industrial property, one land property and one parcel of excess land at an industrial property for total net proceeds of $256,813 and recognized a net gain on dispositions of $43,620.
4.    Investments in Real Estate, net
Investments in real estate, net consisted of the following:

	September 30, 2025	December 31, 2024
Buildings	$2,539,609	$2,441,729
Land and land improvements	640,694	603,069
Construction in process	62,685	110,728
Furniture, fixtures and equipment	1,374	—
Total	3,244,362	3,155,526
Accumulated depreciation	(231,333)	(159,217)
Investments in real estate, net	$3,013,029	$2,996,309
Assets of $31,294 relating to build-to-suit properties previously acquired in sale leaseback transactions were placed into service during the nine months ended September 30, 2025, including $25,722 previously classified as construction in progress and $5,572 previously classified as investments in real estate debt. As of September 30, 2025, the assets are presented as $5,652 of land, $19,099 of building, and $6,543 of land improvements.
Assets of $5,603 relating to one build-to-suit property previously acquired in a sale leaseback transaction were placed into service during the nine months ended September 30, 2024, including $4,813 previously classified as construction in progress and $790 previously classified as investments in real estate debt. As of September 30, 2024, the assets are presented as $894 of land, $3,699 of building, and $1,010 of land improvements.
The total rentable square feet of GLA of the Company was 19,875 and 18,244 thousand square feet as of September 30, 2025 and 2024, respectively, of which approximately 99% and 99% was leased, respectively.
5.    Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties. As of September 30, 2025 and December 31, 2024, investments in unconsolidated real estate affiliates were $3,601,501 and $1,747,787, respectively.
Poseidon
On July 22, 2025, the Company made an indirect investment of $176,506 through OT Liquid Investor LLC, a subsidiary of the Company, for a 51.0% interest in BO Poseidon JV LLC (“Poseidon JV”). Poseidon JV was formed as a joint venture with PCSD PR CAP VII M Private Limited to facilitate investment in a loan collateralized by the investment of funds managed by Blackstone Infrastructure Partners in Safe Harbor Marinas. The Company has elected to account for the investment using the FVO under ASC 825. During the nine months ended September 30, 2025, the Company contributed an additional $2,435 to fund capital calls and has received $3,226 in distributions from Poseidon JV.
Oracle
On April 9, 2025, the Company made an indirect investment of $308,212 through BOREC Longhorn Member LLC in Longhorn JV, LLC (“Oracle 1-2 JV”). Oracle 1-2 JV was formed to facilitate the investment of BOREC Longhorn Member LLC and Crusoe Abilene, LLC to fund the development of a two-building data center leased to Oracle America, Inc. in a build-to-suit arrangement. BOREC Longhorn Member LLC owns 92.3% of Oracle 1-2 JV. The Company holds a

48% membership interest in BOREC Longhorn Member LLC. Subsequent to its initial investment, the Company contributed an additional $1,466 to BOREC Longhorn Member LLC. Additionally, during the period from the Company’s initial investment through September 30, 2025, the Company received $9,679 in distributions from BOREC Longhorn Member LLC. The Company has elected to account for the investment using the FVO under ASC 825.
On May 16, 2025, the Company made an indirect investment of $31,534 through Blue Owl B3 and B4 Aggregator LLC (“B3-B4 Aggregator”) to acquire an indirect 9.1% interest in Longhorn JV 3, LLC and Longhorn JV 4, LLC (collectively, “Oracle 3-4 JV”), and the Company made an indirect investment of $361,586 through Blue Owl B5 B6 B7 B8 Aggregator LLC (“B5-B8 Aggregator”) to acquire an indirect 92.5% interest in Longhorn JV 5, LLC, Longhorn JV 6, LLC, Longhorn JV 7, LLC, and Longhorn JV 8, LLC (collectively, “Oracle 5-8 JV”). Oracle 3-4 JV and Oracle 5-8 JV were formed as joint ventures with affiliates of Crusoe Abilene, LLC to facilitate the development of six additional data center buildings leased to Oracle America, Inc. in build-to-suit arrangements. During the nine months ended September 30, 2025, the Company contributed an additional $28,480 and $410,657 to B3-B4 Aggregator and B5-B8 Aggregator, respectively. Additionally, B3-B4 Aggregator and B5-B8 Aggregator made distributions of $174,654 and $19,989, respectively, of which the Company received $15,908, including return of capital distributions of $14,668, and $13,061, respectively. The Company subsequently sold a portion of its investment in B5-B8 Aggregator to other vehicles managed by Blue Owl Real Assets for $559,964. As of September 30, 2025, the Company holds a 9.1% and 21.2% membership interest in B3-B4 Aggregator and B5-B8 Aggregator, respectively. As of September 30, 2025, B3-B4 Aggregator owns a weighted average interest of 90.7% in Oracle 3-4 JV and B5-B8 Aggregator owns a weighted average of 90.7% in Oracle 5-8 JV. The Company has elected to account for the investments using the FVO under ASC 825.
LV Petroleum
During the nine months ended September 30, 2025, the Company contributed 15 of its LV Petroleum assets and a mortgage loan for cash proceeds of $137,322 and a 50.9% interest in LV Petroleum JV, a joint venture with Blue Owl Promote G II LLC, valued at $142,357. The Company also contributed an additional $43,774 to LV Petroleum JV to fund of the acquisition of three additional assets and $19,789 to fund capital calls initiated by LV Petroleum JV. During the nine months ended September 30, 2025, LV Petroleum JV made distributions of $124,972, of which the Company received $63,611, including return of capital distributions of $57,795. The Company has elected to account for the investment using the FVO under ASC 825.
CoreWeave
On August 27, 2024, the Company made an indirect investment of $11,812 through BOREC Spider Member LLC in Project Spider JV LLC (“CoreWeave CTP-02 JV”). CoreWeave CTP-02 JV was formed to facilitate the investment of BOREC Spider Member LLC and AREP Chirisa CTP2 JV LLC to fund the development of a single-story data center leased to CoreWeave, Inc. in a build-to-suit arrangement. As part of its investment in CoreWeave CTP-02 JV, BOREC Spider Member LLC has agreed to fund its 95% share of the estimated total development cost of $726,895 through pro-rata capital contributions over the course of approximately 23 months, including amounts funded as of September 30, 2025. The Company holds a 15% membership interest in BOREC Spider Member LLC. During the nine months ended September 30, 2025, the Company contributed an additional $8,671 to BOREC Spider Member LLC to fund capital calls initiated by CoreWeave CTP-02 JV. Additionally, BOREC Spider Member LLC made distributions of $18,818, of which the Company received $2,823. The Company has elected to account for the investment using FVO under ASC 825.
On May 23, 2025, the Company made an indirect investment of $4,538 through BOREC Spider Member III LLC in Project Spider III JV LLC (“CoreWeave CTP-03 JV”). CoreWeave CTP-03 JV was formed to facilitate the investment of BOREC Spider Member III LLC and AREP Chirisa CTP3 JV LLC to fund the development of a single-story data center leased to CoreWeave, Inc. in a build-to-suit arrangement. As part of its investment in CoreWeave CTP-03 JV, BOREC Spider Member III LLC has agreed to fund its 95% share of the estimated total development cost of $746,114 through pro-rata capital contributions over the course of approximately 26 months, including amounts funded as of September 30, 2025. The Company holds an 11.3% membership interest in BOREC Spider Member III LLC. During the nine months ended September 30, 2025, the Company contributed an additional $4,999 to fund capital calls initiated by CoreWeave CTP-03 JV to BOREC Spider Member III LLC. Additionally, BOREC Spider Member III LLC made distributions of $67, of which the Company received $8. The Company has elected to account for the investment using FVO under ASC 825.
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
On February 24, 2025, the Company, through OS Aggregator, and other vehicles managed by Blue Owl Real Assets (together with the Company, “Blue Owl Vehicles”) entered into a Membership Interest Purchase Agreement, pursuant to which Blue Owl Vehicles acquired an additional 26% indirect interest (the “Transaction”) in STORE, resulting in a total 51% indirect ownership interest in STORE. In conjunction with the Transaction, the Company funded an additional $252,145, plus its pro rata share of transaction costs, through OS Aggregator to acquire an additional 2.5% indirect interest in STORE. Additionally, the Company agreed to fund up to a maximum of $474,150 for incremental indirect interests in STORE. During the nine months ended September 30, 2025, OS Aggregator sold indirect interests in STORE to Ivory OSREC OS Co-Invest Aggregator LLC for $337,000, and the Company contributed an additional $263,069 to acquire additional indirect interest in STORE through OS Aggregator. As of September 30, 2025, there were no remaining additional fundings for incremental indirect interests in STORE required from the Company related to the Transaction.
During the nine months ended September 30, 2025, the Company contributed an additional $165,774 to fund capital calls initiated by STORE and other expenses and OS Aggregator made distributions of $171,901, of which the Company received $111,826. As of September 30, 2025, the Company owns a 64.5% interest in OS Aggregator. The initial and incremental investments made by the Company and affiliates of the Company in OS Aggregator were $3,555,630, representing 30.8% ownership percentage of interest in STORE. As of September 30, 2025, the fair value of the Company’s investment in STORE was $2,442,812, representing an 22.4% ownership percentage of interest in STORE.
The Company has determined that STORE is considered a significant subsidiary under SEC Regulation S-X Rule 10-01(b) as of September 30, 2025.
The following table provides summarized income statement information of STORE for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total revenue	$305,624	$277,253	$911,339	$819,576
Net income	$33,754	$185,160	$113,178	$530,267
The following tables detail the Company’s investments in unconsolidated real estate affiliates:

	Ownership Percentage (1)		Carrying Amount of Investment
Investment	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
STORE Capital LLC	22.4%	16.4%	$2,442,812	$1,704,458
Blue Owl NL Opportunity Credit REIT E LLC ("Fleet Farm JV") (2)	49.1%	49.1%	5,265	5,701
Blue Owl NL Opportunity Credit Holdings REIT LLC ("Tenneco JV") (3)	50.9%	50.9%	31,959	28,808
CoreWeave JVs (4)	14.0%	14.3%	32,617	8,820
LV Petroleum JV	50.9%	—%	191,186	—
Oracle JVs (5)	35.4%	—%	718,587	—
Poseidon JV	51.0%	—%	179,075	—
Total			$3,601,501	$1,747,787

	ORENT's Share of Unconsolidated Entities' Income (Loss)
	Three Months Ended		Nine Months Ended
Investment	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
STORE Capital LLC	$28,190	$22,655	$169,192	$90,897
Fleet Farm JV (2)	2	(232)	(93)	(58)
Tenneco JV (3)	1,006	691	4,653	5,669
CoreWeave JVs (4)	16,709	(303)	15,549	(303)
LV Petroleum JV	20,363	—	48,876	—
Oracle JVs (5)	161,712	—	175,269	—
Poseidon JV	3,360	—	3,360	—
	$231,342	$22,811	$416,806	$96,205
(1)    Ownership percentages reflect weighted average ownership as of September 30, 2025.
(2)     On August 12, 2022, the Company formed Fleet Farm JV, a joint venture in which the Company holds a 49.1% interest and accounts for using the equity method of accounting. As of September 30, 2025, the joint venture wholly owns two assets that are 100% leased to a single tenant under a triple-net lease.
(3)    On June 5, 2023, the Company formed Tenneco JV, a joint venture in which the Company holds a 50.9% interest and accounts for using the FVO under ASC 825. As of September 30, 2025, the joint venture wholly owns six assets that are 100% leased to a single tenant under triple-net leases.
(4)    Includes CoreWeave CTP-02 JV and CoreWeave CTP-03 JV, of which the Company owns 14.3% and 10.8%, respectively, as of September 30, 2025.
(5)    Includes Oracle 1-2 JV, Oracle 3-4 JV and Oracle 5-8 JV, of which the Company owns 44.3%, 8.2%, and 19.2%, respectively, as of September 30, 2025.

6.    Investments in Real Estate Debt
The Company’s investments in real estate debt as of September 30, 2025, consist of $767,089 in CMBS, $391,873 in commercial real estate loans, $359,492 in Horizontal Risk Retention Interests (“HRRs”), and $15,377 in investments in loans receivable.
The following tables detail the Company’s investments in real estate debt held at fair value:

	September 30, 2025
Type of Security/Loan	Weighted Average Coupon(1) (2)	Weighted Average Maturity Date (3)	Face Amount	Cost Basis	Fair Value
CMBS (4)	SOFR + 4%	1/17/2035	$761,933	$764,344	$767,089
Commercial real estate loans (5)	10%	2/25/2030	391,758	388,521	391,873
Total investments in real estate debt (6)	9%		$1,153,691	$1,152,865	$1,158,962
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.
(2)The weighted average coupon for our CMBS includes both floating and fixed rate investments. Fixed rate CMBS represent a spread over SOFR for purposes of the weighted average calculation.
(3)The weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Includes investments pledged as collateral under a secured financing agreement. See Note 9 - Debt for additional information.
(5)Certain commercial real estate loans include future funding obligations to borrower. See Note 14 - Commitments and Contingencies.
(6)Total investments in real estate debt per the tables above exclude our investments in HRRs and loans receivable, described below.

	December 31, 2024
Type of Security/Loan	Weighted Average Coupon(1) (2)	Weighted Average Maturity Date (3)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 4%	4/29/2036	$503,280	$503,379	$505,537
Commercial real estate loans	12%	4/5/2028	114,089	113,939	113,939
Total investments in real estate debt (4)	9%		$617,369	$617,318	$619,476

(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.
(2)The weighted average coupon for our CMBS includes both floating and fixed rate investments. Fixed rate CMBS represent a spread over SOFR for purposes of the weighted average calculation.

(3)The weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Total investments in real estate debt per the tables above exclude our investments in HRRs and loans receivable, described below.

The following table details the credit rating of the Company’s investments in real estate debt held at fair value:

	September 30, 2025			December 31, 2024
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Aaa	$20,000	$20,043	2%	$25,695	$25,675	4%
Aa3	—	—	—%	6,072	6,091	1%
AA-	3,393	3,389	—%	21,437	21,441	3%
A-	56,193	56,358	5%	91,631	91,848	15%
A3	—	—	—%	8,189	8,262	1%
Baa3	—	—	—%	3,007	3,037	—%
BBB+	5,169	5,173	—%	—	—	—%
BBB	7,008	7,025	1%	12,017	12,032	2%
BBB-	76,674	76,927	7%	84,391	84,886	14%
Ba2	30,840	30,943	3%	31,646	31,674	5%
BB+	6,495	6,495	1%	6,629	6,656	1%
BB	159,315	160,001	14%	17,348	17,548	3%
Ba3	10,011	10,036	1%	40,057	40,357	7%
BB-	165,682	165,237	14%	115,158	115,528	19%
B	18,738	18,773	2%	—	—	—%
B1	69,991	71,329	6%	—	—	—%
B3	37,344	37,135	3%	—	—	—%
B-	97,491	98,225	8%	40,102	40,502	7%
Unrated	388,521	391,873	33%	113,939	113,939	18%
Total	$1,152,865	$1,158,962	100%	$617,318	$619,476	100%
The following table provides the activity for the real estate-related securities for the nine months ended September 30, 2025:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities as of December 31, 2024	$503,379	$2,158	$505,537
Face value of real estate-related securities acquired	535,330	—	535,330
Sale of real estate-related securities	(276,995)	—	(276,995)
Realized gain on sale of real estate-related securities	769	—	769
Interest income associated with real estate-related securities	1,861	—	1,861
Unrealized gain on real estate securities	—	587	587
Real estate-related securities as of September 30, 2025	$764,344	$2,745	$767,089
The following tables detail the Company’s HRR investments which are classified as held-to-maturity and presented at amortized cost. The carrying value of the HRR investments as of September 30, 2025 is net of an allowance for credit losses of $2,276. The Company did not record an allowance for credit losses related to its HRR investments as of December 31, 2024. The Company has the intent and ability to hold its HRR investments until maturity.

	September 30, 2025
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date	Face Amount	Cost Basis	Carrying Value
HRRs	SOFR+7%	3/10/2030	$361,650	$361,685	$359,492

	December 31, 2024
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date	Face Amount	Cost Basis	Carrying Value
HRRs	SOFR+7%	12/15/2029	$48,800	$48,941	$48,941
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.

Other Investments
During the year ended December 31, 2024, the Company acquired land related to build-to-suit properties in sale leaseback transactions for a total purchase price of $28,827 which is being accounted for as an investment in loans receivable and held at amortized cost, as the related lease is not deemed to have commenced until the constructed assets are made available for use by the lessee. Direct costs associated with originating loans are deferred and amortized as an adjustment to interest income over the term of the related loan receivable. During the nine months ended September 30, 2025, the Company placed six build-to-suit properties in service and contributed properties for an interest in LV Petroleum JV, including two of its build-to-suit properties with a balance of $6,623. See Note 4 - Investments in Real Estate, net and Note 5 - Investments in Unconsolidated Real Estate Affiliates for additional information. As of September 30, 2025 and December 31, 2024, the Company held 14 and 22 investments in loans receivable related to build-to-suit arrangements with a total balance of $15,377 and $27,635, respectively, which are included within Investments in real estate debt in the Condensed Consolidated Balance Sheets.
7.    DST Program
On August 31, 2023, the Company, through NLT OP, initiated a DST Program to issue and sell up to a maximum aggregate offering amount of $3,000,000 of Interests in one or more DSTs holding DST Properties in private placement. Under the DST Program, DST Properties, which may be sold, contributed, sourced, or otherwise seeded from the Company’s real properties held through NLT OP or from third parties, will be held in one or more DSTs and leased back by wholly owned subsidiaries of NLT OP in accordance with corresponding master lease agreements. NLT OP will have the right, but not the obligation, to acquire the Interests in the applicable DST from the beneficial owners or the applicable DST’s right, title, interest in any portion of the DST Properties from the beneficial owners, in each case, in exchange for cash or OP Units, at a purchase price equal to the fair market value of the beneficial owner’s interest in one or more of the DST Properties (“FMV Buyback Option”). The FMV Buyback Option is exercisable during the one-year option period beginning two years from the final closing of the applicable DST Offering or in such other time frame as provided for in the applicable DST arrangement. After a one-year holding period, investors who receive OP Units pursuant to the FMV Buyback Option generally have the right to cause NLT OP to redeem all or a portion of their OP Units for, at the Company’s sole discretion, common shares of the Company, cash, or a combination of both.
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
During the nine months ended September 30, 2025, the Company sold one industrial asset, net of a $57,750 mortgage loan, to a DST as part of its second DST Offering of $60,900, sold 13 industrial assets to a DST as part of its third DST Offering of $95,540, and sold 40 retail assets to a DST as part of its fourth DST Offering of $229,250. See Note 9 - Debt for additional information regarding the mortgage loan. The Company did not sell or contribute any assets to a DST during the year ended December 31, 2024. Wholly owned subsidiaries of the Company leased back the assets held in the DSTs in accordance with master lease agreements.
The following tables provide details on the Company’s DST Program activity:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net proceeds from DST Interests sold (1)	$96,176	$11,491	$202,448	$24,431
Master lease payments (2)	$5,122	$1,120	$9,640	$3,390
Distributions from the Company’s DST Interests	$960	$680	$2,768	$2,675
(1)     Net proceeds from DST Interests sold for the three and nine months ended September 30, 2025 are net of total upfront fees at closing of $1,631 and $4,376, of which the Company earned $1,340 and $2,905, respectively. Net proceeds from DST Interests sold for the three and nine months ended September 30, 2024 are net of total upfront fees earned at closing of $267 and $402, of which the Company earned $115 and $244, respectively. The upfront fees earned at closing by the Company are included within Other income (expense), net on the Condensed Consolidated Statements of Operations.
(2)    We account for payments made to the DSTs under the master leases as a reduction of our financial obligations prior to remeasuring the fair value.

	September 30, 2025	December 31, 2024
DST financing obligation (1)	$252,840	$52,123
(1)    The DST financing obligation is included within Other liabilities on the Condensed Consolidated Balance Sheets.

From inception of the DST Program through September 30, 2025, the Company has raised gross proceeds of $259,053.

8.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following:

		September 30, 2025			December 31, 2024
	Weighted Average Life (Years)	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net
Intangible lease assets
In-place lease intangibles	14.6	$111,690	$(22,091)	$89,599	$107,642	$(15,978)	$91,664
Other lease intangibles (1)	14.8	88,024	(10,958)	77,066	82,696	(6,259)	76,437
Total intangible lease assets	14.7	$199,714	$(33,049)	$166,665	$190,338	$(22,237)	$168,101
(1)    Includes total tenant lease inducement balance of $61,288 and $60,676 as of September 30, 2025 and December 31, 2024.

Amortization expense related to the intangible lease assets for the three months ended September 30, 2025 was $3,634, of which $2,869 and $765 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. Amortization expense related to the intangible leases assets for the nine months ended September 30, 2025 was $10,706, of which $8,426 and $2,280 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. The amount included in rental revenue is related to tenant inducements and is a reduction to revenue.
Amortization expense related to the intangible lease assets for the three months ended September 30, 2024 was $3,124, of which $2,612 and $512 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. Amortization expense related to the intangible lease assets for the nine months ended September 30, 2024 was $8,251, of which $6,962 and $1,289 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations.
The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of September 30, 2025 is as follows:

	In-Place Tenant Lease Intangible Assets	Other Lease Intangibles
2025 (remaining)	$2,058	$1,586
2026	8,231	6,342
2027	8,231	6,342
2028	8,231	6,342
2029	8,231	6,341
2030	8,231	6,342
Thereafter	46,386	43,771
Total	$89,599	$77,066
As of September 30, 2025 and December 31, 2024, the gross carrying amount of the Company’s below market lease intangibles was $5,998 and $5,931, with accumulated amortization of $787 and $519, respectively. The below market lease intangibles, net of accumulated amortization, are included in Other liabilities within our Condensed Consolidated Balance Sheets.

9.    Debt
The following table details the mortgage notes, credit facilities, and other borrowings of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate (1)(2)	Weighted Average Maturity Date	Maximum Facility Size	September 30, 2025	December 31, 2024
Mortgage notes & credit facilities:
Unsecured term loan credit facility	S + 1.35%	6/12/2030	$1,250,000	$1,250,000	$1,165,500
Unsecured revolving credit facility	S + 1.40%	6/12/2029	$2,610,000	—	246,950
Fixed rate mortgages	4.99%	8/25/2029	N/A	106,403	99,098
Variable rate mortgages	S + 1.88%	4/3/2028	N/A	106,376	129,824
Deferred financing costs, net				(44,225)	(13,624)
Total Mortgage notes & credit facilities, net:				$1,418,554	$1,627,748

Unsecured senior notes
Unsecured senior notes	6.35%	2/2/2030	N/A	$130,000	$130,000
Deferred financing costs, net				(3,407)	(3,655)
Unsecured senior notes, net:				$126,593	$126,345

Other borrowings
Secured financings of investments in real estate debt	S + 1.82%	1/4/2027	$799,275	$323,557	$—
Deferred financing costs, net				(1,047)	—
Other borrowings, net				$322,510	$—
__________________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of September 30, 2025, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating rate debt. See further discussion of outstanding interest rate swaps below.
(2)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.

Mortgage Notes and Credit Facilities
On June 12, 2025, the Company entered into an amended and restated credit agreement, which amends and restates the credit agreement dated August 11, 2022. The amended and restated credit agreement provides for, among other things, (a) an upsize of the senior unsecured term loan facility from $1,165,500 to $1,250,000, (b) an upsize of the aggregate principal amount of the senior unsecured revolving credit facility from $724,500 to $2,485,000, (c) an upsize of the accordion feature, subject to the satisfaction of various conditions, which could bring total commitments from up to $3,200,000 to up to $5,000,000, (d) an extension of the revolving credit scheduled maturity date from August 2026 to June 2029, (e) an extension of the initial term loan scheduled maturity date from August 2027 to June 2030, and (f) the amendment of certain financial and other covenants. On July 23, 2025, the agreement was further amended to increase the aggregate principal amount of the senior unsecured revolving credit facility from $2,485,000 to $2,610,000.
The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is SOFR plus 0.10% or the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, and (c) 1.0%, as applicable. The weighted average interest rate for the unsecured term loan credit facility for the nine months ended September 30, 2025 was 5.68% (unhedged) and 5.01% (hedged).
The unsecured revolving credit facility consists of USD (“USD Revolver”) and Alternative (“Alternative Revolver”) denominated currencies, and bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) adjusted floating rate, and (d) 1.0%. The adjusted floating rate for the USD Revolver is SOFR plus 0.10%, while the Alternative Revolver is EURIBOR for Euro borrowings, and CORRA plus 0.30% for Canadian Dollar borrowings. The weighted average interest rate for the unsecured revolving credit facility for the nine months ended September 30, 2025 was 5.75%

(unhedged) and 4.73% (hedged). During the nine months ended September 30, 2025, the Company earned an additional $558 of income as a result of over hedging on our interest rate swaps. We believe the interest rate swaps are still highly effective.
During the nine months ended September 30, 2025, the Company entered into a variable rate mortgage note of $57,750 secured by a property contributed to a DST as part of our DST Program. The interest on the mortgage and any amounts received or owed under the interest rate swap are borne by such DST and are not consolidated in the Company’s Condensed Consolidated Financial Statements. Additionally, the Company contributed a variable rate mortgage note of $84,500 for interest in a joint venture. Refer to Note 3 - Acquisitions and Dispositions for additional information.
The following table details the Company’s interest rate swaps as of September 30, 2025:

Notional Balance	Fixed Rate
Mortgage notes & credit facilities:
Unsecured term loan credit facility
$700,000	3.65%
$250,000	3.42%
$145,500	4.23%
$100,000	3.67%
$54,500	3.40%
Unsecured revolving credit facility
$100,000	3.25%
$45,500	3.40%
Variable rate mortgages
$47,793	3.74%
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
Secured Financings of Investments in Real Estate Debt
During the nine months ended September 30, 2025, the Company entered into financing agreements secured by certain of its CMBS investments and commercial real estate loans. The terms of the CMBS master repurchase agreements provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company, and may require the Company to provide additional collateral in the form of cash or securities if the market value of such financed investment declines. The CMBS master repurchase agreements have no set maturity date, with each borrowing having initial terms of one to three months. The Company has the option to continuously extend the maturity of outstanding balances for additional one to three month terms upon each interim maturity date. The financing arrangement secured by the Company’s commercial real estate loans has a maturity date which is the earlier of (a) July 11, 2029 with a one year extension option, or (b) the maturity date of the underlying secured commercial real estate loan. The Company also has a note-on-note financing for a commercial real estate loan investment which has an initial maturity date of June 30, 2027 with three one-year extension options, subject to certain conditions.
As of September 30, 2025, the Company’s total secured financings of investments in real estate debt outstanding was $323,557, secured by $347,385 of its CMBS investments and $174,303 of its commercial real estate loans. These financings have a weighted average maturity date of January 4, 2027, and a weighted average interest rate of SOFR + 1.82%, the relevant floating benchmark rate. As of December 31, 2024, the Company did not have any secured financings of investments in real estate debt outstanding. The Company’s secured financings of investments in real estate debt are included within Other Borrowings within the Condensed Consolidated Balance Sheets.

The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loan and revolving credit facilities, unsecured senior notes agreements and secured financings of investments in real estate debt. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and tangible net worth thresholds, among others. As of September 30, 2025, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.
The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of September 30, 2025:

Year	Amount
2025 (remaining)	$198,591
2026	48,626
2027	46,500
2028	29,000
2029	223,369
2030	1,347,250
Thereafter	23,000
Total	$1,916,336

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
Changes in the fair value of cash flow and fair value hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swaps and interest rate caps will be reclassified to interest expense as interest payments are made on the Company’s mortgages and unsecured credit facility, and reclassified to interest income as interest payments are received on the Company’s investments in real estate debt. Refer to Note 2 - Summary of Significant Accounting Policies and Estimates for additional detail.
Interest Rate Contracts
Certain of the Company’s financing transactions expose the Company to interest rate risks, which include exposure to variable interest rates on certain unsecured loans and loans secured by the Company’s real estate and fixed rate investments in real estate debt where the Company is the lender. The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s financing and to limit the Company’s exposure to the future variability of interest rates. To mitigate this risk, the Company enters into derivative financial instruments with counterparties it believes to have appropriate credit ratings and that are major financial institutions with which the Company and its affiliates may also have other financial relationships.
The Company’s objective in using interest rate derivatives is to add stability to our interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we use interest rate swap and interest rate cap contracts to manage our exposure on the variable rate interest debt and to manage our exposure to fluctuations in the fair value of our fixed rate investments in real estate debt. The Company has designated these derivative financial instruments as cash flow and fair value hedges, respectively, as defined under GAAP as of September 30, 2025.
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
The following table details the Company’s outstanding derivatives:

			Notional Amount
Financial Instruments	Number of Instruments	Weighted Average Maturity Date	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Interest rate swaps	14	5/23/2028	$1,721,088	$1,425,130
Derivatives not designated as hedging instruments
Foreign currency forward contracts (1)	8	1/1/2030	435,219	131,037
Foreign currency option contracts (1)	2	11/30/2028	104,370	104,370
Total			$2,260,677	$1,660,537
__________________
(1)The notional amount reflects the balance we expect to settle at the maturity date based on the contractual strike price at trade execution.

The fair value of our derivative financial instruments and their classification on our Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 are detailed below.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2025	December 31, 2024	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives Designated as Hedging Instruments
Interest rate swaps	Other Assets	$374	$13,546	Other Liabilities	$10,559	$1,922
Total Derivatives Designated as Hedging Instruments		$374	$13,546		$10,559	$1,922

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Other Assets	$4,903	$808	Other Liabilities	$9,594	$2,630
Foreign currency option contracts	Other Assets	5,088	2,853	Other Liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$9,991	$3,661		$9,594	$2,630
The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations during the three months ended September 30, 2025 and 2024:

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	September 30, 2025	September 30, 2024		September 30, 2025	September 30, 2024
Interest rate swaps - Investments	$3	$—	Interest Income	$226	$—
Interest rate swaps - Borrowings	1,632	(28,741)	Interest Expense	2,607	5,470
Interest rate caps	—	397	Interest Expense	—	1,423
Total Derivatives Designated as Hedging Instruments	$1,635	$(28,344)		$2,833	$6,893
The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2025 and 2024:

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	September 30, 2025	September 30, 2024		September 30, 2025	September 30, 2024
Interest rate swaps - Investments	$(1,022)	$—	Interest Income	$284	$—
Interest rate swaps - Borrowings	(13,627)	5,240	Interest Expense	7,309	15,835
Interest rate caps	—	6,053	Interest Expense	—	6,053
Total Derivatives Designated as Hedging Instruments	$(14,649)	$11,293		$7,593	$21,888
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Income Statement Location	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Foreign currency forward contracts	Other Income (Expense)	$7,390	$3,084	$(2,870)	$187
Foreign currency option contracts	Other Income (Expense)	(1,376)	(912)	2,236	796
Total Derivatives Not Designated as Hedging Instruments		$6,014	$2,172	$(634)	$983
11.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	September 30, 2025	December 31, 2024
Accrued ongoing servicing fees	$150,277	$101,890
Accrued management fee	14,564	9,710
Performance participation allocation	36,140	15,719
Advanced organization and offering costs	7,709	9,677
Other advanced expenses (1)	3,589	3,095
Total	$212,279	$140,091
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
The management fee may be paid, at the Adviser’s election, in cash, Class I shares or Class I OP Units. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense. During the three and nine months ended September 30, 2025, the Company incurred management fees of $21,361 and $56,199, respectively. During the three and nine months ended September 30, 2024, the Company incurred management fees of $12,330 and $31,134, respectively.
During the nine months ended September 30, 2025 and 2024, the Company issued 5,019,194 and 2,708,984 shares, respectively, to the Adviser as payment for management fees. Management fees of $14,564 and $9,710 were accrued and unpaid as of September 30, 2025 and December 31, 2024, respectively. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

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
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Investment Advisory Agreement, Blue Owl Oak Trust Carry LLC, a controlled subsidiary of Blue Owl, and Blue Owl Real Estate Net Lease Trust CPV LP (formerly, Oak Trust Carry Participant Vehicle LP), controlled by senior and other officers of Blue Owl (each a “Special Limited Partner”) holds a performance participation interest in NLT OP that entitles them to receive an allocation of NLT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Investment Advisory Agreement. Under the NLT OP agreement, the Special Limited Partners are entitled to an allocation from NLT OP equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation allocation is measured on a calendar year basis and is paid quarterly in OP Units, ORENT shares, or cash, at the election of the Special Limited Partner. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partners are only entitled to the performance participation allocation fee provided that the Investment Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized $36,140 and $67,036, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, the Company recognized $7,440 and $22,602, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations.
During the nine months ended September 30, 2025 and 2024, the Company issued 4,562,577 and 1,346,696 Class I OP Units to the Special Limited Partners as payment of performance participation allocation at the respective NAV per unit. During the nine months ended September 30, 2025, 113,979 Class I OP Units originally issued as payment of performance participation allocation were redeemed. During the nine months ended September 30, 2024, 20,439 Class I OP Units originally issued as payment of performance participation allocation were redeemed. As of September 30, 2025 and December 31, 2024, there were 8,257,752 and 3,809,153 Class I OP Units outstanding, respectively, issued as payment of the performance participation allocation expense.
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
Accrued interest - affiliate line of credit
During the nine months ended September 30, 2024, the Company issued 695,189 Class I shares to our affiliate, Blue Owl Capital Holdings LP, as payment for interest on the revolving promissory note. During the year ended December 31, 2024, the Company repaid the outstanding balance under the affiliate line of credit as well as the remaining accrued interest through the use of proceeds from the issuance of common shares and cash flows from operations.
Common Shares Held by Affiliates
As of September 30, 2025 and December 31, 2024, ORENT affiliates and their employees owned 5,822,437 and 13,109,016 ORENT Class I shares, respectively. The aggregate amount of Class I shares owned by ORENT affiliates and their employees was $60,886 and $133,696, based on the NAV per share/unit as of September 30, 2025 and December 31, 2024, respectively.
During the nine months ended September 30, 2025, the Adviser submitted 9,925,147 Class I shares, previously issued as payment for management fees and interest on the affiliate line of credit, for repurchase by the Company for a total of

$101,931. During the nine months ended September 30, 2024, the Adviser did not submit any shares for repurchase. Additionally, during the nine months ended September 30, 2025, Blue Owl Real Estate Fund V OP (SH) LP (“Fund V”), a fund also managed by the Adviser, redeemed 2,777,242 Class I shares for a total of $28,402. The shares represent all of the shares previously issued by the Company as consideration for properties acquired from Fund V during the year ended December 31, 2022.
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
The following table details the components of operating lease income from leases in which the Company is the lessor.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Base rent (1)	$46,928	$41,977	$138,092	$121,750
Straight-line rental revenue, net (2)	5,198	4,899	15,603	14,017
Variable lease payments (3)	4,693	5,693	15,916	16,350
Amortization of above/below market lease intangibles	89	115	267	238
Total Rental revenue	$56,908	$52,684	$169,878	$152,355

__________________
(1)Consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments.
(3)Consists of reimbursement of common area maintenance (“CAM”) and real estate taxes, as well as amortization of tenant inducements.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of September 30, 2025.

Year	Future Minimum Rents (1)
2025 (remaining)	$51,102
2026	191,360
2027	194,220
2028	197,227
2029	198,715
2030	201,766
Thereafter	1,782,005
Total	$2,816,395
__________________
(1)    Excludes future minimum rents related to leases with build-to-suit arrangements and other leases where the rent commencement date is based on future events and therefore not fixed at September 30, 2025.

Lessor – Financing receivables
In accordance with ASC 842, certain of the Company’s sales-type lease contracts are accounted for as failed sale-leaseback transactions and were recorded as an Investments in leases - Financing receivables. During the three and nine months ended September 30, 2025, the Company recognized interest income of $9,054 and $28,234, respectively. During the three and nine months ended September 30, 2024, the Company recognized interest income of $17,133 and $46,704, respectively. Interest income is recognized on an effective interest basis at a constant rate of return over the term of the applicable leases. Cash received from the sales-type leasing agreements was $18,031 and $37,179 during the nine months ended September 30, 2025 and 2024, respectively.
All of the lease payments are on a triple net basis to the tenant and the Company has rights in accordance with the individual lease agreements to protect the value of our leased properties. As of September 30, 2025, the future minimum payments of sales-type lease receivables were as follows:

Year	Future Minimum Payments
2025 (remaining)	$8,369
2026	33,911
2027	34,739
2028	35,641
2029	36,514
2030	37,462
Thereafter	1,973,527
Total lease payment receivable	2,160,163
Less deferred interest income	1,766,450
Less allowance for credit losses	22,471
Total Investments in leases - Financing receivables	$371,242
The following table reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Balance, beginning of period	$22,934	$16,638
Current period change in credit allowance	6,736	3,056
Reduction in allowance resulting from dispositions	(7,199)	—
Balance, end of period	$22,471	$19,694
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
The following tables detail the amortized cost basis of our Investments in leases - Financing receivable by the credit quality indicator as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	B2	Caa2	Total
Investments in leases - Financing receivable	$114,939	$278,774	$393,713

	December 31, 2024
	B2	Caa2	Total
Investments in leases - Financing receivable	$342,849	$215,358	$558,207
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
Lessee - DST Program Master Lease
As of September 30, 2025, the Company has contributed or sold 56 assets to DSTs as part of its DST Offerings. The assets are leased back to wholly owned subsidiaries of the Company under the master lease agreements. The following table presents the undiscounted future minimum rent payment obligation of the wholly owned subsidiaries:

Year	Future Minimum Payments
2025 (remaining)	$7,269
2026	29,076
2027	29,076
2028	29,234
2029	29,482
2030	30,813
Thereafter	493,711
Total	$648,661
13.    Equity and Non-Controlling Interest
Authorized Capital
As of September 30, 2025, the Company had the authority to issue an unlimited number of preferred shares and four classes of common shares including Class S shares, Class N shares, Class D shares, and Class I shares. Each class of common shares and preferred shares has a par value of $0.01. The Company’s Board of Trustees has the ability to establish the preferences and rights of each class of common shares or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.
Common Shares
The following table details the movement in the Company’s outstanding shares of common shares:

	Three Months Ended September 30, 2025
	Class S	Class N	Class D	Class I	Total
June 30, 2025	242,926,932	34,737,369	4,602,147	278,875,945	561,142,393
Common shares issued	31,428,024	5,831,722	1,592,418	39,459,697	78,311,861
Distribution reinvestment	2,297,828	282,918	54,628	2,365,826	5,001,200
Common shares repurchased	(1,918,989)	(2,455)	—	(3,411,681)	(5,333,125)
Common shares converted(1)	(1,464,000)	—	1,170,048	306,241	12,289
September 30, 2025	273,269,795	40,849,554	7,419,241	317,596,028	639,134,618
__________________
(1)During the three months ended September 30, 2025, 1,464,000 Class S shares with a value of $14,930 were converted into 306,241 Class I shares and 1,170,048 Class D shares based on the respective period’s NAV per share.

	Nine Months Ended September 30, 2025
	Class S	Class N	Class D	Class I	Total
December 31, 2024	186,966,766	15,155,627	1,751,905	219,267,018	423,141,316
Common shares issued	88,691,563	25,065,132	4,343,484	107,271,406	225,371,585
Distribution reinvestment	6,169,935	631,250	153,804	6,385,590	13,340,579
Common shares repurchased	(6,335,194)	(2,455)	—	(16,388,830)	(22,726,479)
Common shares converted(1)	(2,223,275)	—	1,170,048	1,060,844	7,617
September 30, 2025	273,269,795	40,849,554	7,419,241	317,596,028	639,134,618
__________________
(1)During the nine months ended September 30, 2025, 2,223,275 Class S shares with a value of $22,633 were converted into 1,060,844 Class I shares and 1,170,048 Class D shares based on the respective period’s NAV per share.

Redeemable Common Shares
In connection with the Company’s payment of interest on its affiliate line of credit and management fee, the Adviser holds Class I common shares. See Note 11 – Related Party Transactions for further details on the affiliate line of credit and management fee. The Adviser and Blue Owl Capital Holdings LP have the ability to redeem the Class I shares for cash at their election, therefore the Company has classified these Class I shares as Redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, we have issued 13,437,307 and 8,418,113 Redeemable common shares, respectively. As of September 30, 2025 and December 31, 2024, 657,913 and 5,563,867 Redeemable common shares, respectively, remained outstanding. See Note 11 - Related Party Transactions for further details on the redemption of Redeemable common shares.
The Redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $264 and $284 during the three and nine months ended September 30, 2025, respectively, and $(23) and $1 during the three and nine months ended September 30, 2024, respectively.
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
During the three months ended September 30, 2025, the Company repurchased 5,333,125 shares of common shares for a total of $55,243, and converted 167,396 Class I OP Units to Class I shares with a value of $1,715. The Company did not repurchase any OP Units for cash during the three months ended September 30, 2025.
During the nine months ended September 30, 2025, the Company repurchased 22,726,479 shares of common shares for a total of $232,602, and converted 751,819 Class I OP Units to Class I shares with a value of $7,676. The Company did not repurchase any OP Units for cash during the nine months ended September 30, 2025.
During the three months ended September 30, 2024, the Company repurchased 7,380,191 shares of common shares for a total of $74,509, and converted 491,403 Class I OP Units to Class I shares with a value of $4,994. The Company did not repurchase any OP Units for cash during the three months ended September 30, 2024.
During the nine months ended September 30, 2024, the Company repurchased 11,424,558 shares of common shares for a value of $115,483, and converted 920,449 Class I OP Units to Class I shares with a total value of $9,411. The Company repurchased 115,483 OP Units for cash with a value of $516.
The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2025 and 2024.
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
The following table details the aggregate distributions declared for each applicable class of common shares for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025				September 30, 2024
	Class S	Class N	Class D	Class I	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.1750	$0.1750	$0.1750	$0.1750	$0.1750	$0.1750	$0.1750	$0.1750
Shareholder servicing fee per common share	(0.0218)	(0.0129)	(0.0064)	—	(0.0214)	(0.0127)	(0.0061)	—
Net distributions declared per common share	$0.1532	$0.1621	$0.1686	$0.1750	$0.1536	$0.1623	$0.1689	$0.1750
The following table details the aggregate distributions declared for each applicable class of common shares for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025				September 30, 2024
	Class S	Class N	Class D	Class I	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.5250	$0.5250	$0.5250	$0.5250	$0.5250	$0.2334	$0.5250	$0.5250
Shareholder servicing fee per common share	(0.0648)	(0.0383)	(0.0192)	—	(0.0642)	(0.0170)	(0.0186)	—
Net distributions declared per common share	$0.4602	$0.4867	$0.5058	$0.5250	$0.4608	$0.2164	$0.5064	$0.5250
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

The following table details the redeemable non-controlling interest activity related to the Special Limited Partners for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Balance, beginning of period	$39,952	$17,976
Settlement of prior performance participation allocation	46,617	13,685
Repurchases	(1,163)	(251)
Net income allocation	3,962	579
Other comprehensive income allocation	67	(103)
Distributions	(3,247)	(1,161)
Fair value allocation	1,268	598
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	426	748
Balance, end of period	$87,882	$32,071
During the nine months ended September 30, 2025 and 2024, the Company issued Class I OP Units to the Special Limited Partners as payment of the performance participation allocation. As of September 30, 2025, 134,418 OP Units had been redeemed for cash, and 6,718 OP Units had been exchanged for Class I shares in the Company.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in-Capital and Redeemable Non-controlling Interest of $806 and $1,268 during the three and nine months ended September 30, 2025, respectively, and $161 and $598 during the three and nine months ended September 30, 2024, respectively.
Share-Based Compensation
During the nine months ended September 30, 2025 and 2024, we awarded independent members of the Board of Trustees 39,255 and 38,683 shares of restricted Class I shares, respectively. The restricted Class I shares are subject to a vesting period of 13.5 months. The Company incurred total share-based compensation expense of approximately $106 and $341 for the three and nine months ended September 30, 2025, respectively, and $94 and $301 for the three and nine months ended September 30, 2024, respectively.
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
During the year ended December 31, 2024, the Company acquired 23 investments related to build-to-suit arrangements and placed one asset in service. During the nine months ended September 30, 2025, the Company had placed six of the assets in service and contributed two of the assets for interest in LV Petroleum JV. The Company has paid and/or accrued $82,219 in construction costs and estimates the total future commitments to complete the construction for the 14 remaining assets to be $15,699. As of September 30, 2025, the remaining maximum contractual funding is $45,446.
During the year ended December 31, 2024, the Company made an indirect investment through BOREC Spider Member LLC in CoreWeave CTP-02 JV, which will construct an asset under a build-to-suit arrangement. Additionally, during the nine months ended September 30, 2025, the Company made an indirect investment through BOREC Spider Member III LLC in CoreWeave CTP-03 JV, which will construct an asset under a build-to-suit arrangement leased to CoreWeave, Inc. As of September 30, 2025, the Company estimates that it will contribute an additional $5,410 and $13,671 to CoreWeave CTP-02 JV and CoreWeave CTP-03 JV, respectively, to fund the future commitments to complete the construction of the build-to-suit assets. See Note 5 - Investments in Unconsolidated Real Estate Affiliates for additional discussion.

During the year ended December 31, 2024, the Company, through BOREC Longhorn NLT Aggregator LLC, was admitted as a member to BOREC Longhorn Member LLC, a member of Oracle 1-2 JV, which was formed for the purpose of constructing assets under a build-to-suit arrangement. As a member of BOREC Longhorn Member LLC, the Company has provided a guarantee to Oracle 1-2 JV and to Crusoe Abilene, LLC to fund the construction of the assets. As of September 30, 2025, the Company does not expect to fund any future commitments to complete the construction of the build-to-suit asset.
During the nine months ended September 30, 2025, the Company, through B3-B4 Aggregator and B5-B8 Aggregator, invested in Oracle 3-4 JV and Oracle 5-8 JV, respectively, which were formed for the purpose of constructing assets under build-to-suit arrangements. As a member of these joint ventures, the Company has agreed to fund its pro rata share of costs to fund the construction of the assets. The Company does not expect to make any additional contributions to Oracle 3-4 JV as the development costs have been fully funded as of September 30, 2025. As of September 30, 2025, the Company estimates that it will contribute $526 to Oracle 5-8 JV to fund its future commitments to complete the construction of the build-to-suit asset.
During the nine months ended September 30, 2025, the Company contributed land to PsiQuantum JV, which was formed to construct an asset under a build-to-suit arrangement. As a member of this consolidated joint venture, the Company has agreed to fund its pro rata share of costs to fund the construction of the assets. As of September 30, 2025, the Company estimates that it will contribute $183,465 to PsiQuantum JV to fund its future commitments to complete the construction of the build-to-suit asset.
Additionally, as of September 30, 2025, the Company has commitments to fund up to $66,792 in additional future fundings related to our investments in commercial real estate loans, including those held through joint ventures.
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
All classes of common shares are allocated net income (loss) at the same rate per share and receive the same gross distribution per share.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$204,063	$50,403	$374,512	$80,587
Net income attributable to non-controlling interests	(10,988)	(3,629)	(20,721)	(6,546)
Net income attributable to ORENT shareholders	$193,075	$46,774	$353,791	$74,041

Net income attributable to dilutive OP units	10,988	3,629	20,721	6,546
Net income attributable to ORENT shareholders - dilutive	$204,063	$50,403	$374,512	$80,587

Weighted average common shares outstanding - basic	617,009,847	357,017,433	546,277,237	295,966,833
Effect of dilutive unvested grants of restricted Class I shares	39,255	38,683	39,255	38,683
Effect of dilutive OP units	34,810,571	29,135,762	32,505,561	28,917,820
Weighted average common shares outstanding - dilutive	651,859,673	386,191,878	578,822,053	324,923,336

Net income per common share - basic	$0.31	$0.13	$0.65	$0.25
Net income per common share - diluted	$0.31	$0.13	$0.65	$0.25
The computation of diluted net income per common share for the three and nine months ended September 30, 2025 includes 39,255 dilutive restricted Class I shares and 34,810,571 and 32,505,561 dilutive OP Units, respectively. The computation of diluted net income per common share for three and nine months ended September 30, 2024 includes 38,683 dilutive restricted Class I shares and 29,135,762 and 28,917,820 dilutive OP Units, respectively.

16.    Segment Reporting
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors.
The Company has one operating segment and one reportable segment as of September 30, 2025. The CODM specifically reviews consolidated net income and certain significant expenses excluding non-cash items on a consolidated basis to allocate resources accordingly. The following table details our segment financial results for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total segment revenues	$65,962	$69,817	$198,112	$199,059
Segment expenses
Fund level expenses (1)	6,076	4,418	16,436	15,186
Management fees	21,361	12,330	56,199	31,134
Performance participation allocation	36,140	7,440	67,036	22,602
Interest expense (2)	24,849	25,522	65,377	87,951
Other segment income, net (3)	(227,048)	(31,322)	(382,050)	(40,839)
Income tax expense	521	1,026	602	2,438
Consolidated segment net income	$204,063	$50,403	$374,512	$80,587
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
The Company’s income tax expense is related to its foreign entities and its DST Program held through a TRS. The components of income tax (benefit) expense for three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Current Tax (Benefit) Expense
U.S. Federal	$(1)	$168	$61	$280
U.S. State	(1)	78	10	151
Foreign	200	(112)	926	794
Total current expense	$198	$134	$997	$1,225
Deferred Tax (Benefit) Expense
U.S. Federal	$175	$(70)	$(514)	$149
U.S. State	70	(33)	(125)	69
Foreign	78	995	244	995
Total deferred tax (benefit) expense	$323	$892	$(395)	$1,213
Total income tax (benefit) expense, net	$521	$1,026	$602	$2,438

Income tax expense is higher than the expected pretax book income of the TRS at the 21.0% federal statutory rate as a result of fair value adjustments on interest rate swaps and gains on sales of DST interests, as well as the impact of state and local taxes.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for GAAP purposes and the amount used for income tax purposes. As of September 30, 2025, the Company had a deferred tax asset related to its DST Program of $669 included within Other assets in the Condensed Consolidated Balance Sheet primarily related to amortization of organizational expense and fair value adjustments on interest rate swaps. As of September 30, 2025, the Company had a net deferred tax liability related to its foreign entities of $1,616 included within Other liabilities in the Condensed Consolidated Balance Sheet comprised of a deferred tax asset of $357 and a deferred liability of $1,973, primarily related to temporary differences on real property and straight-line rent adjustments, respectively. As of December 31, 2024, the Company had a net deferred tax asset related to its DST Program of $29 included within Other assets in the Condensed Consolidated Balance Sheet comprised of a deferred tax asset of $383 related to amortization of organizational expenses and a deferred tax liability of $354 for basis differences in real property. As of December 31, 2024, the Company had a net deferred tax liability related to its foreign entities of $1,176 included within Other liabilities in the Condensed Consolidated Balance Sheet comprised of a deferred tax asset of $170 related to temporary differences on property and a deferred tax liability of $1,346, primarily related to straight-line rent adjustments.
Income taxes paid for the nine months ended September 30, 2025 were $1,281, comprised of $28 U.S. Federal, $141 U.S. State, and $1,112 Foreign, of which $796, $300, and $16 relate to the U.K., Canadian, and German jurisdictions, respectively. Income taxes paid for the nine months ended September 30, 2024 were $1,004, primarily comprised of Foreign income tax, of which $994 and $10 relate to the Canadian and German jurisdictions, respectively.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations may be subject to examinations by the appropriate tax authorities. The Company is generally no longer subject to state or local examinations by tax authorities for tax years prior to 2022.
18.    Subsequent Events
In preparation of the accompanying Condensed Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after September 30, 2025 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from September 30, 2025 through the date the financial statements were issued.
Investments in Unconsolidated Real Estate Affiliates
On October 21, 2025, the Company acquired a 63.0% indirect investment in Beignet Investor LLC (“Beignet Investor”), which owns an 80.0% interest in Project Beignet Holdings (“Beignet JV”). Beignet JV was formed to facilitate the funding and development of a data center campus leased to and operated by Meta Platforms, Inc. As part of its investment in Beignet JV, the Company has agreed to fund $1,533,307 in equity for its pro rata share of the total development cost. In conjunction with the transaction, Beignet Investor issued $27,293,849 in senior secured notes with an interest rate of 6.581% and a maturity date of May 30, 2049.
Proceeds from the Issuance of Common Shares
From October 1, 2025 through the date the financial statements were issued, the Company sold an aggregate of 56,046,765 shares of its common shares (consisting of 24,107,937 Class S shares, 5,525,602 Class N shares, 1,638,845 Class D shares, and 24,774,381 Class I shares) resulting in net proceeds of $582,531 to the Company as payment for such shares.

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
As of September 30, 2025, we have received net proceeds of $6,623,363 from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class N, Class D, and Class I units of NLT OP (“OP Units”). NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
DST Program
On August 31, 2023, the Company, through NLT OP, initiated a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3,000,000 of beneficial interests (“Interests”) in one or more Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). The Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the 1933 Act in private placements exempt from registration pursuant to Section 4(a)(2) of the 1933 Act (the “DST Offerings”). Under the DST Program, DST Properties, which may be sold, contributed, sourced or otherwise seeded from the Company’s real properties held through NLT OP or from third parties, will be held in one or more DSTs, and will be leased back by wholly owned subsidiaries of NLT OP in accordance with corresponding master lease agreements. Each master lease agreement will be guaranteed by NLT OP, which will have the right, but not the obligation, to acquire the Interests in the applicable DST from the beneficial owners, in each case, in exchange for cash or OP Units, at a purchase price equal to the fair market value of the beneficial owner’s Interest or the fair market value of the beneficial owner’s interest in one or more of the DST Properties (the “FMV Buyback Option”). The FMV Buyback Option is exercisable during the one-year option period beginning two years from the final closing of the applicable DST Offering or in such other time frame as provided for in the applicable DST arrangement. After a one-year holding period, investors who receive OP Units pursuant to the FMV Buyback Option generally have the right to cause NLT OP to redeem all or a portion of their OP Units for, at the Company’s sole discretion, common shares of the Company, cash or a combination of both.
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
As of September 30, 2025, the Company has raised proceeds of $259,053 from its DST program including $3,427 of upfront fees earned at closing. As of September 30, 2025, approximately 100%, 100%, 97%, and 6% of the interests in our first, second, third, and fourth DST Offering, respectively, have been sold to third parties. As a result of the FMV Buyback Option, the sale of DST Interests is offset by a financing obligation liability. The Company has elected to account for its DST financing obligation using the FVO, and as such, the liability is remeasured at fair value on a recurring basis.
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
During the three months ended September 30, 2025, the U.S. government’s imposition of tariffs and the counter-tariffs imposed by other countries, in conjunction with global economic and geopolitical uncertainty including the ongoing conflicts in Eastern Europe, the Middle East, and the North Africa region, continued to weigh on industry deal activity. In addition, any continued fluctuation in the value of the U.S. dollar against other currencies may affect our non-U.S. real-estate and real estate-related investments. It remains difficult to predict the full impact of recent events and any future changes in interest rates, currency exchange rates or inflation.
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
Q3 2025 Highlights (Results of Operations)

Operating Results
•Declared monthly net distributions on our common shares totaling $101,712 for the three months ended September 30, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class N	Class D	Class I
Annualized Distribution Rate(1)	5.95%	6.24%	6.62%	6.74%
Year-to-Date Total Return, without upfront selling commissions(2)	7.19%	7.45%	7.71%	7.89%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	3.56%	5.34%	6.12%	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	7.52%	8.80%	7.81%	8.62%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	6.32%	7.20%	7.29%	N/A
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
Investments
•During the three months ended September 30, 2025, acquired two industrial properties, three retail properties, and one parcel of land for a total purchase price of $105,216. These acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets.
•Invested $498,530 in real estate debt, net of amounts unsettled as of September 30, 2025, consisting of commercial mortgage-backed securities (“CMBS”) investments and commercial real estate loans, including mezzanine loans, and sold $74,307 of real estate debt during the three months ended September 30, 2025.
•Contributed land of $3,480 for a 99.0% membership interest in PsiQuantum JV, which was formed to facilitate the development of a quantum computing facility leased to PsiQuantum in a build-to-suit arrangement. The Company consolidates PsiQuantum JV.
•Made an indirect investment in Poseidon JV of $176,506 for a membership interest of 51.0%, which was formed to facilitate the investment in a loan collateralized by the investment of funds managed by Blackstone Infrastructure Partners in Safe Harbor Marinas.
•During the three months ended September 30, 2025, contributed $263,069 to acquire additional indirect interests in STORE. As of September 30, 2025, the total investment in STORE totaled $2,442,812, representing a 22.4% indirect ownership interest.
Capital Activity and Financings
•Raised net proceeds of $801,462 from the sale of our common shares and repurchased 10,747,101 of our common shares for $111,650 during the three months ended September 30, 2025.
•Incurred net unsecured debt of $84,500.
•Incurred net borrowings under secured financings of investments in real estate debt of $208,282, which are secured by certain of the Company’s CMBS investments and commercial real estate loans.
Overall Portfolio
•As of September 30, 2025, our portfolio consisted of investments in real estate, including consolidated joint ventures (39%), investments in leases (4%), investments in real estate debt (17%), and investments in unconsolidated real estate affiliates (40%), based on fair value.

•Our 253 properties as of September 30, 2025, of which 252 are wholly owned and one is held through a consolidated joint venture, consisted of Industrial (68%), Retail (23%), Land (2%), and Office (7%) assets, based on fair value.
•Our investments in real estate debt as of September 30, 2025, consisted of CMBS, commercial real estate loans, Horizontal Risk Retention Interests (“HRRs”), and investments in loans receivable related to land at build-to-suit properties. For further details on credit ratings and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.
•As of September 30, 2025, our investments in unconsolidated real estate affiliates consisted of equity investments in STORE, Fleet Farm JV, Tenneco JV, CoreWeave CTP-02 JV, CoreWeave CTP-03 JV, LV Petroleum JV, Oracle 1-2 JV, Oracle 3-4 JV, Oracle 5-8 JV, and Poseidon JV of $2,442,812, $5,265, $31,959, $30,579, $2,038, $191,186, $480,309, $41,720, $196,558, and $179,075, respectively.
Investment Portfolio
Real Estate Investments
The following chart describes the diversification of our wholly owned and consolidated joint venture investments in real estate by property type based on fair value as of September 30, 2025:

Property Type (1)
(1)    Property Type weighting is measured as the asset value of our wholly owned real estate investments for each sector category against the total asset value of real estate investments. “Real estate investments” excludes properties held within unconsolidated joint ventures, including the Company’s investment in STORE.
The following table provides a summary of our wholly owned and consolidated joint venture property portfolio as of September 30, 2025, including Investments in real estate and Investments in leases – financing receivables:

Property Type (1)	Number of Properties	Sq. Feet (in thousands)	Occupancy Rate (3) (4)	Average Effective Annual Base Rent Per Leased Sq. Foot	Gross Asset Value (2)	Annual Base Rent	Percentage of Total Revenue
Industrial	67	18,919	100%	7.5	$2,693,460	$142,588	64%
Retail	180	2,205	100%	25.1	922,082	55,390	25%
Land	2	16,584	N/A	0.2	94,959	4,092	2%
Office	4	1,006	100%	19.9	265,190	20,015	9%

Total	253	38,714	$3,975,691	$222,085	100%
__________
(1)Excludes properties owned by unconsolidated real estate affiliates.
(2)Based on fair value as of September 30, 2025.
(3)Occupancy rate is calculated as the percentage of square footage leased.
(4)Land investments are excluded from Occupancy Rate. Build-to-suit investments are included in Occupancy Rate to the extent a lease has been executed.

Real Estate and Leases
The following table provides information regarding our wholly owned real estate property types as of September 30, 2025:

Property Type and Investment (1)	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Sq. Feet (in thousands)	Occupancy Rate (2)(7)
Industrial:
Amazon	5	Various	Aug. - Dec. 2022	100%	4,964	100%
Dorel Industries	1	Cornwall, ON	November 2022	100%	492	100%
EquipmentShare.com (4) (5)	31	Various	Oct. - Nov. 2022	100%	780	100%
Magna International	1	Bowling Green, KY	September 2022	100%	1,176	100%
Paradigm (5)	3	Various	October 2022	100%	314	100%
Whirlpool (5)	1	Amana, IA	November 2022	100%	1,572	100%
Tenneco	5	Various	December 2022	100%	2,150	100%
LOC Performance	2	Various	March 2023	100%	990	100%
QVC	2	Various	January 2023	100%	2,166	100%
Save Mart (5)	2	Various	September 2023	100%	555	100%
Quanta Cloud	1	San Jose, CA	June 2024	100%	91	100%
General Mills	1	Belvidere, IL	July 2024	100%	1,318	100%
Hillenbrand	2	Various	September 2024	100%	712	100%
Air Distribution Technologies	7	Various	July 2024	100%	1,097	100%
Johnson Controls	1	Seattle, WA	September 2022	100%	12	100%
US Foods	1	Fresno, CA	July 2025	100%	97	100%
PsiQuantum (3) (4)	1	Chicago, IL	September 2025	99%	433	N/A
Retail:
Cracker Barrel (5)	53	Various	September 2022	100%	537	100%
Ramoco Fuels NC LLC (6)	27	Various	September 2023	100%	94	100%
Walgreen Co.	29	Various	September 2022	100%	426	100%
Maverick Gaming	11	Various	Sep. 2022 - Jun. 2023	100%	317	100%
Save Mart (5)	10	Various	July 2023	100%	475	100%
N&L Investments (6)	8	Various	September 2022	100%	22	100%
JK Petroleum (6) (7)	5	Various	September 2022	100%	24	100%
Abbasi (6) (7)	10	Various	September 2022	100%	35	100%
World Fuel Services, Inc (6) (7)	5	Various	September 2022	100%	62	100%
Dollar General	10	Various	Dec. 2024 - May 2025	100%	113	100%
Tractor Supply	1	Brookville, PA	January 2025	100%	22	100%
Starbucks	4	Various	Feb. - Sep. 2025	100%	7	100%
Washington Trust	4	Various	January 2025	100%	27	100%
MedVet	3	Various	Jun.- Aug. 2025	100%	44	100%
Office:
Chubb	2	Whitehouse, NJ	November 2022	100%	429	100%
Energy Center	1	Houston, TX	October 2022	100%	524	100%
EquipmentShare.com	1	Columbia, MO	October 2022	100%	53	100%
Land:
HOF Village Waterpark	1	Canton, OH	November 2022	100%	215	N/A
Related Midwest	1	Chicago, IL	September 2025	100%	16,369	N/A
Total	253				38,714
__________________
(1)Excludes properties owned by unconsolidated real estate affiliates, including STORE.

(2)Land investments are excluded from Occupancy Rate.
(3)Includes assets held in a consolidated joint venture holding a build-to-suit asset.
(4)Includes build-to-suit assets currently in development.
(5)Includes properties sold or contributed to the DST Program that remain consolidated under GAAP.
(6)Properties previously leased to SQRL Holdings.
(7)Includes leases that have not commenced as of September 30, 2025.
(8)Occupancy Rate is calculated as the percentage of square footage leased.

Lease Expirations
The following schedule details the expiring leases at our wholly owned real estate properties by annualized base rent and square footage as of September 30, 2025:

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Square Feet (in thousands)	% of Total Square Feet Expiring
2025 (remaining)	—	$—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	1	1,985	1%	191	—%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	2	10,686	5%	1,187	3%
2033	17	10,963	5%	1,551	4%
2034	15	13,904	6%	1,857	5%
Thereafter	176	184,547	83%	33,928	88%
Total	211	$222,085	100%	38,714	100%
(1)     Excludes executed leases and build-to-suit properties for which leases have not commenced as of September 30, 2025.

STORE
As of September 30, 2025, the Company holds an 22.4% indirect interest in STORE, which owns 3,564 properties in the United States, leased to 672 tenants in various industries on a triple-net basis. We initially acquired the investment in STORE in February 2023 with incremental interests purchased throughout 2023, 2024, and the nine months ended September 30, 2025. We have determined that STORE is a significant subsidiary under SEC Regulation S-X 10-01(b) as of September 30, 2025. Accordingly, the Company is required to include STORE’s summarized statement of operations information for the three and nine months ended September 30, 2025 and 2024. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—5. Investments in Unconsolidated Real Estate Affiliates” for the summarized statement of operations.
Investments in Real Estate Debt
The Company’s investments in real estate debt as of September 30, 2025, consist of $767,089 in CMBS, $391,873 in commercial real estate loans, $359,492 in HRRs, and $15,377 in investments in loans receivable.
The following table details our investments in real estate debt held at fair value as of September 30, 2025:

Type of Security/Loan	Weighted Average Coupon (1) (2)	Weighted Average Maturity Date (3)	Face Amount	Cost Basis	Fair Value
CMBS (4)	SOFR + 4%	1/17/2035	$761,933	$764,344	$767,089
Commercial real estate loans (5)	10%	2/25/2030	391,758	388,521	391,873
Total investments in real estate debt (6)	9%		$1,153,691	$1,152,865	$1,158,962
__________________
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.
(2)The weighted average coupon for our CMBS includes both floating and fixed rate investments. Fixed rate CMBS represent a spread over SOFR for purposes of the weighted average calculation.
(3)The weighted average maturity date is based on the fully extended maturity date of the instrument.
(4)Includes investments pledged as collateral under a secured financing agreement.

(5)Certain commercial real estate loans include potential future funding obligations to borrower. See Note 14 - Commitments and Contingencies for additional information.
(6)Total investments in real estate debt per the tables above exclude our investments in HRRs and loans receivable, which are presented below.

The following table details the Company’s HRR investments which are classified as held-to-maturity and presented at amortized cost. The carrying value of the HRR investments as of September 30, 2025 is net of an allowance for credit losses of $2,276. The Company did not record an allowance for credit losses related to its HRR investments as of December 31, 2024. The Company has the intent and ability to hold its HRR investments until maturity.

	September 30, 2025
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date	Face Amount	Cost Basis	Carrying Value
HRRs	SOFR + 7%	3/10/2030	$361,650	$361,685	$359,492
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.

Other Investments
During the year ended December 31, 2024, the Company acquired land related to build-to-suit properties in sale leaseback transactions for a total purchase price of $28,827 which is being accounted for as an investment in loans receivable and are held at amortized cost, as the related lease is not deemed to have commenced until the constructed assets are made available for use by the lessee. Direct costs associated with originating loans are deferred and amortized as an adjustment to interest income over the term of the related loan receivable. During the nine months ended September 30, 2025, the Company placed six build-to-suit properties in service and contributed properties for an interest in LV Petroleum JV, including two of its build-to-suit properties with a balance of $6,623. See Note 4 - Investments in Real Estate, net and Note 5 - Investments in Unconsolidated Real Estate Affiliates for additional information. As of September 30, 2025 and December 31, 2024, the Company held 14 and 22 investments in loans receivable related to build-to-suit arrangements with a total balance of $15,377 and $27,635, respectively, which are included within Investments in real estate debt in the Condensed Consolidated Balance Sheets.

Results of Operations
The following table sets forth the results of our operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	$
Revenues
Rental revenue	$56,908	$52,684	$4,224
Income from investments in leases - Financing receivables	9,054	17,133	(8,079)
Total revenues	65,962	69,817	(3,855)

Expenses
Rental property operating	8,997	6,513	2,484
General and administrative	10,737	6,732	4,005
Management fee	21,361	12,330	9,031
Performance participation allocation	36,140	7,440	28,700
Depreciation and amortization	26,561	24,489	2,072
Total expenses	103,796	57,504	46,292
Other income (expense)
Income from unconsolidated real estate affiliates	231,342	22,811	208,531
Gain on dispositions of real estate	—	42,906	(42,906)
Interest expense	(27,399)	(27,602)	203
Interest income	29,519	5,345	24,174
Other income (expense), net	8,956	(4,344)	13,300
Total other income, net	242,418	39,116	203,302
Net income before income taxes	$204,584	$51,429	$153,155
Income tax expense	521	1,026	(505)
Net income	204,063	50,403	153,660
Net income attributable to non-controlling interests	(10,988)	(3,629)	(7,359)
Net income attributable to ORENT shareholders	$193,075	$46,774	$146,301
Net income per common share – basic	$0.31	$0.13
Net income per common share – diluted	$0.31	$0.13
Weighted-average common shares outstanding, basic	617,009,847	357,017,433
Weighted-average common shares outstanding, diluted	651,859,673	386,191,878
Rental revenue
Rental revenue from our income property operations was $56,908 for the three months ended September 30, 2025 and $52,684 for the three months ended September 30, 2024. The increase in revenues is primarily due to an increase from 189 properties classified as Investments in real estate as of September 30, 2024 to 222 properties as of September 30, 2025, as well as contractual rent increases across the existing portfolio from September 30, 2024 to September 30, 2025.
Income from investments in leases - Financing receivables
Income from investments in leases - Financing receivables was $9,054 for the three months ended September 30, 2025 and $17,133 for the three months ended September 30, 2024. The decrease in revenues is primarily due to revenue from properties that were sold or contributed to joint ventures and leases that were terminated during 2024.

Rental property operating
Rental property operating expenses were $8,997 for the three months ended September 30, 2025, and $6,513 for the three months ended September 30, 2024. The increase in expenses is primarily the result of our increased property count compared to the prior year.
General and administrative
General and administrative expenses were $10,737 for the three months ended September 30, 2025 and $6,732 for the three months ended September 30, 2024. The increase is primarily due to our credit allowance adjustment under the CECL model and an increase in legal fees during the three months ended September 30, 2025.
Management fee
The management fee for the three months ended September 30, 2025 and 2024 was $21,361 and $12,330, respectively. The increase is primarily due to an increase in NAV.
Performance participation allocation
Performance participation allocation for the three months ended September 30, 2025 and 2024 was $36,140 and $7,440, respectively. The increase was due to an increase in NAV in excess of the required 5% return.
Depreciation and amortization
Depreciation and amortization was $26,561 for the three months ended September 30, 2025 and $24,489 for the three months ended September 30, 2024. The increase in depreciation and amortization during the periods presented is due to an increase from 189 properties classified as Investments in real estate as of September 30, 2024 to 222 properties as of September 30, 2025.
Income from unconsolidated real estate affiliates
Income from unconsolidated real estate affiliates was $231,342 for the three months ended September 30, 2025, and $22,811 for the three months ended September 30, 2024. The increase in income from unconsolidated real estate affiliates is primarily due to income from the Company’s investments in STORE, Oracle joint ventures, and LV Petroleum joint venture.
Gain on dispositions of real estate
During the three months ended September 30, 2024, the Company recognized a net gain on dispositions of real estate of $42,906 resulting from the disposition of one retail property and a parcel of excess land at one industrial property for total proceeds of $251,634. The Company did not dispose of any properties during the three months ended September 30, 2025.
Interest expense
Interest expense was $27,399 for the three months ended September 30, 2025, and $27,602 for the three months ended September 30, 2024. The decrease in expense was primarily due to a decrease in outstanding borrowings under the Company’s credit facility and mortgage notes, offset by interest expense related to our secured financings of investments in real estate debt.
Interest income
Interest income was $29,519 and $5,345 for the three months ended September 30, 2025 and 2024, respectively. The increase in interest income in the current year was primarily due to acquisitions of investments in real estate debt in the current year, as well as an increase in interest earned on the Company’s deposits with banks.
Other income (expense), net
Other income, net was $8,956 for the three months ended September 30, 2025, compared to other expense, net of $4,344 for the three months ended September 30, 2024. The increase in income in the current year was primarily due to gains on our foreign currency derivatives which increased $8,187 compared to the prior year and income of $1,374 related to our commercial real estate loans. The prior year period also included $3,308 of debt extinguishment fees not included in the current year period.

The following table sets forth the results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	$
Revenues
Rental revenue	$169,878	$152,355	$17,523
Income from investments in leases - Financing receivables	28,234	46,704	(18,470)
Total revenues	198,112	199,059	(947)

Expenses
Rental property operating	26,200	19,301	6,899
General and administrative	18,249	18,242	7
Impairment charges	—	4,849	(4,849)
Management fee	56,199	31,134	25,065
Performance participation allocation	67,036	22,602	44,434
Depreciation and amortization	78,624	70,641	7,983
Total expenses	246,308	166,769	79,539
Other income (expense)
Income from unconsolidated real estate affiliates	416,806	96,205	320,601
(Loss) gain on dispositions of real estate	(2,180)	43,620	(45,800)
Interest expense	(70,312)	(96,705)	26,393
Interest income	73,853	11,444	62,409
Other income (expense), net	5,143	(3,829)	8,972
Total other income, net	423,310	50,735	372,575
Net income before income taxes	$375,114	$83,025	$292,089
Income tax expense	602	2,438	(1,836)
Net income	374,512	80,587	293,925
Net income attributable to non-controlling interests	(20,721)	(6,546)	(14,175)
Net income attributable to ORENT shareholders	$353,791	$74,041	$279,750
Net income per common share – basic	$0.65	$0.25
Net income per common share – diluted	$0.65	$0.25
Weighted-average common shares outstanding, basic	546,277,237	295,966,833
Weighted-average common shares outstanding, diluted	578,822,053	324,923,336
Rental revenue
Rental revenue from our income property operations was $169,878 for the nine months ended September 30, 2025 and $152,355 for the nine months ended September 30, 2024. The increase in revenues is primarily due to an increase from 189 properties classified as Investments in real estate as of September 30, 2024 to 222 properties as of September 30, 2025, as well as contractual rent increases across the existing portfolio from September 30, 2024 to September 30, 2025.
Income from investments in leases - Financing receivables
Income from investments in leases - Financing receivables was $28,234 for the nine months ended September 30, 2025 and $46,704 for the nine months ended September 30, 2024. The decrease in revenues is primarily due to revenue from properties that were sold or contributed to joint ventures and leases that were terminated during 2024.
Rental property operating expenses
Rental property operating expenses were $26,200 for the nine months ended September 30, 2025, and $19,301 for the nine months ended September 30, 2024. The increase in expenses is primarily the result of our increased property count compared to the prior year.
General and administrative expenses
General and administrative expenses were $18,249 for the nine months ended September 30, 2025 and $18,242 for the nine months ended September 30, 2024. The increase in respective General and administrative expenses is primarily due to an increase in professional fees offset by a favorable credit allowance adjustment under the CECL model during the nine months ended September 30, 2025.
Impairment charges
During the nine months ended September 30, 2024, the Company recognized $4,849 of impairment charges related to lease intangibles and straight-line rent receivables for properties previously leased to SQRL Holdings. The Company did not recognize any impairment charges during the nine months ended September 30, 2025.
Management fee
The management fee for the nine months ended September 30, 2025 and 2024 was $56,199 and $31,134, respectively. The increase was primarily due to an increase in NAV.
Performance participation allocation
Performance participation allocation for the nine months ended September 30, 2025 and 2024 was $67,036 and $22,602, respectively. The increase was due to an increase in NAV in excess of the required 5% return.
Depreciation and amortization
Depreciation and amortization was $78,624 for the nine months ended September 30, 2025 and $70,641 for the nine months ended September 30, 2024. The increase in depreciation and amortization during the periods presented is due to an increase from 189 properties classified as Investments in real estate as of September 30, 2024 to 222 properties as of September 30, 2025.
Income from unconsolidated real estate affiliates
Income from unconsolidated real estate affiliates was $416,806 for the nine months ended September 30, 2025, and $96,205 for the nine months ended September 30, 2024. The increase in income from unconsolidated real estate affiliates is primarily due to an increase in the Company’s investment in STORE as well as income from its investments in the Company’s Oracle, LV Petroleum, and CoreWeave joint ventures.
(Loss) gain on dispositions of real estate
During the nine months ended September 30, 2025, the Company recognized a loss on dispositions of real estate of $2,180 due to the reversal of non-cash accretion of tenant loan receivables related to the contribution of 15 LV Petroleum properties to LV Petroleum JV. During the nine months ended September 30, 2024, the Company recognized a net gain on dispositions of real estate of $43,620 resulting from the disposition of one retail property and a parcel of excess land at one industrial property for total proceeds of $256,813.
Interest expense
Interest expense was $70,312 for the nine months ended September 30, 2025, and $96,705 for the nine months ended September 30, 2024. The decrease in expense was primarily due to a decrease in outstanding borrowings under the

Company’s credit facility and mortgage notes, as well as a reduction in interest related to the affiliate line of credit and the FIPA loan, which were repaid in full in 2024.
Interest income
Interest income was $73,853 and $11,444 for the nine months ended September 30, 2025 and 2024, respectively. The increase in interest income in the current year was primarily due to acquisitions of investments in real estate debt, as well as an increase in interest earned on our deposits with banks.
Other income (expense), net
Other income, net was $5,143 for the nine months ended September 30, 2025, compared to other expense, net of $3,829 for the nine months ended September 30, 2024. The increase in income in the current year was primarily due to income related to our commercial real estate loans, as well as a reduction in debt extinguishment fees.

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
Our total NAV presented in the following tables includes the NAV of our Class S, Class N, Class D, and Class I common shares, as well as the partnership interests of NLT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of September 30, 2025:

Components of NAV	September 30, 2025
Cash and cash equivalents	$374,834
Restricted cash	47,207
Investments in real estate	3,386,456
Investments in leases - Financing receivables	369,872
Investments in real estate debt	1,536,273
Intangible assets	213,901
Investments in unconsolidated real estate affiliates	3,602,028
Other assets	36,610
Mortgage notes and credit facility	(1,419,879)
Unsecured senior notes, net	(126,593)
Other borrowings	(322,510)
Due to affiliates	(54,452)
Accounts payable and accrued expenses	(125,103)
Other liabilities	(477,708)
Net Asset Value	$7,040,936
Number of outstanding shares/units	675,208,190

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2025 (dollars are in thousands except for per share amounts):

NAV per share	Class S Shares	Class N Shares	Class D Shares	Class I Shares (1)	Third - Party Operating Partnership Units (2)	Total
NAV	$2,838,644	$427,804	$76,121	$3,328,021	$370,346	$7,040,936
Number of outstanding shares/units	273,269,795	40,849,554	7,419,241	318,253,942	35,415,658	675,208,190
NAV Per Share/Unit as of September 30, 2025	$10.3877	$10.4727	$10.2600	$10.4571	$10.4571
__________________
(1)Includes 657,914 Class I Shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of NLT OP held by the Special Limited Partners and parties other than the Company.
The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of September 30, 2025:

Property Type	Capitalization Rate (1)
Industrial	5.6%
Land (2)	7.0%
Office	7.6%
Retail	6.5%
__________________
(1)Excludes properties owned by unconsolidated real estate affiliates.
(2)Excludes valuation of a land investment which is based on a regression analysis using relevant characteristics of the property and available market real estate sales values.

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our wholly owned property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Land	Office	Retail
Capitalization Rate	0.25 % Decrease	+3.8%	+3.7%	+3.5%	+8.1%
(weighted average)	0.25 % Increase	(3.5)%	(3.4)%	(3.3)%	(0.5)%

The following table reconciles shareholders’ equity and NLT OP partner’s capital per our Consolidated Balance Sheet to our NAV (in thousands):

September 30, 2025
Shareholders' equity	$6,167,253
Non-controlling interests attributable to NLT OP	264,145
Redeemable non-controlling interests	87,882
Redeemable common shares	6,880
Total partners' capital of NLT OP under GAAP	6,526,160
Adjustments:
Accrued shareholder servicing fee	148,087
Accrued organization and offering costs	7,550
Accumulated depreciation and amortization under GAAP	265,918
Allowance for credit losses under GAAP	24,664
Unrealized net real estate and real estate debt appreciation	153,054
Accrued interest on financing receivables	(24,771)
Straight-line rent	(56,424)
Deferred tax impact	(3,302)
NAV	$7,040,936
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
Distributions
Beginning September 21, 2022, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.1750 and $0.5250 per share for the three and nine months ended September 30, 2025. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the nine months ended September 30, 2025 and 2024:

Record Date	Class S	Class N	Class D	Class I
January 31, 2025	$0.0512	$0.0541	$0.0562	$0.0583
February 28, 2025	0.0512	0.0541	0.0562	0.0583
March 31, 2025	0.0512	0.0541	0.0562	0.0584
April 30, 2025	0.0512	0.0541	0.0562	0.0583
May 31, 2025	0.0511	0.0541	0.0562	0.0583
June 30, 2025	0.0511	0.0541	0.0562	0.0584
July 31, 2025	0.0511	0.0541	0.0562	0.0583
August 31, 2025	0.0511	0.0540	0.0562	0.0583
September 30, 2025	0.0510	0.0540	0.0562	0.0584
Total	$0.4602	$0.4867	$0.5058	$0.5250

Record Date	Class S	Class N	Class D	Class I
January 31, 2024	$0.0512	$—	$0.0563	$0.0583
February 29, 2024	0.0512	—	0.0563	0.0583
March 31, 2024	0.0512	—	0.0562	0.0583
April 30, 2024	0.0512	—	0.0562	0.0583
May 31, 2024	0.0512	—	0.0562	0.0584
June 30, 2024	0.0512	0.0541	0.0563	0.0584
July 31, 2024	0.0512	0.0541	0.0563	0.0583
August 31, 2024	0.0512	0.0541	0.0563	0.0583
September 30, 2024	0.0512	0.0541	0.0563	0.0584
Total	$0.4608	$0.2164	$0.5064	$0.5250
The following table details our distributions declared for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended				Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$54,069	50%	$35,515	55%	$144,534	50%	$91,304	56%
Reinvested in shares	53,736	50%	28,594	45%	142,752	50%	70,562	44%
Total distributions	$107,805	100%	$64,109	100%	$287,286	100%	$161,866	100%
Sources of Distributions
Cash flows from operating activities	$107,805	100%	$64,109	100%	$287,286	100%	$161,866	100%
Offering proceeds	—	—%	—	—%	—	—%	—	—%
Total sources of distributions	$107,805	100%	$64,109	100%	$287,286	100%	$161,866	100%

Cash flows from operating activities (1)	$106,330		$57,597		$281,215		$131,334
Adjusted cash flows from operating activities (1) (2)	$128,542		$59,270		$312,235		$133,148
Funds from Operations (2)	$218,358		$29,885		$430,448		$103,411
Adjusted Funds from Operations (2)	$168,530		$54,110		$334,384		$128,353
______________
(1)Excluding $20,988 of cash paid during the year ended December 31, 2024 for tenant lease inducements at properties previously under construction in accordance with their lease agreements, and including rent and preferred equity distributions from our build-to-suit arrangements for which rent has not commenced as of September 30, 2025, our inception to date cash flows from operating activities have funded 100% of our distributions. The payments were made using construction escrows acquired in 2022 and held in Restricted cash on the Consolidated Balance Sheets as of December 31, 2023 and 2022.

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
The following table presents a reconciliation of our net cash flows provided by operating activities to our adjusted cash flows from operating activities:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net cash flows provided by operating activities	$106,330	$57,597	$281,215	$131,334
Build-to-suit rent and preferred equity distributions	22,212	1,673	31,020	1,814
Adjusted net cash flows provided by operating activities	$128,542	$59,270	$312,235	$133,148
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
The following table presents a reconciliation of net income (loss) attributable to ORENT shareholders to FFO and AFFO attributable to ORENT shareholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income attributable to ORENT shareholders	$193,075	$46,774	$353,791	$74,041
Adjustments to arrive at FFO:
Depreciation and amortization	26,561	24,489	78,624	70,641
Impairment charges	—	—	—	4,849
(Gain) loss on dispositions of real estate	—	(42,906)	2,180	(43,620)
Amount attributable to investment in unconsolidated affiliates	149	149	447	447
Amount attributable to non-controlling interests for above adjustments	(1,427)	1,379	(4,594)	(2,947)
FFO attributable to ORENT shareholders	218,358	29,885	430,448	103,411
Adjustments to arrive at AFFO:
Straight-line rental income	(5,198)	(4,899)	(15,603)	(14,017)
Amortization of ground lease and below market lease intangibles	75	49	224	253
Unrealized (gain) loss on foreign currency derivatives	(6,014)	1,447	634	258
Unrealized gain from changes in fair value of financial instruments	(1,374)	(244)	(3,353)	(344)
Adjustment for investments accounted for under fair value option	(98,471)	6,961	(194,926)	(15,160)
Unrealized loss from changes in fair value of DST financing obligation	1,832	434	2,711	994
Provision for credit losses	4,661	2,314	1,813	3,056
Accretion of tenant loan receivable	(1,660)	(1,569)	(4,997)	(9,372)
Performance participation allocation	36,140	7,440	67,036	22,602
Management fee	21,361	12,330	56,199	31,134

Interest on affiliate line of credit	—	—	—	5,420
Debt extinguishment fees	—	3,309	257	3,309
Amortization of deferred financing costs	2,770	2,475	5,763	9,201
Shareholder servicing fees	(6,370)	(3,538)	(16,487)	(8,780)
Amount attributable to investment in unconsolidated affiliate	(33)	(21)	(104)	(119)
Amount attributable to non-controlling interests for above adjustments	2,453	(2,263)	4,769	(3,493)
AFFO attributable to ORENT shareholders	$168,530	$54,110	$334,384	$128,353
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $374,834 and availability under our credit facility of $388,327 as of September 30, 2025. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $2,291,862 for the nine months ended September 30, 2025, as well as through the ability to sell our liquid CMBS investments with a fair value of $767,089 as of September 30, 2025. Additionally, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate.
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
Capital Resources
As of September 30, 2025, our indebtedness included loans secured by our properties, unsecured credit facilities, unsecured senior notes and other borrowings. The following table is a summary of our indebtedness as of September 30, 2025 (in thousands):

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)(2)	Weighted Average Maturity Date	Maximum Facility Size	September 30, 2025	December 31, 2024
Mortgage notes & credit facility:
Unsecured credit facility	S + 1.35%	6/12/2030	$1,250,000	$1,250,000	$1,165,500
Unsecured revolving credit facility	S + 1.40%	6/12/2029	$2,610,000	—	246,950
Fixed rate mortgages	4.99%	8/25/2029	N/A	106,403	99,098
Variable rate mortgages	S + 1.88%	4/3/2028	N/A	106,376	129,824
Deferred financing costs, net				(44,225)	(13,624)
Total Mortgage notes & credit facilities, net:				$1,418,554	$1,627,748

Unsecured senior notes
Unsecured senior notes	6.35%	2/2/2030	N/A	$130,000	$130,000
Deferred financing costs, net				(3,407)	(3,655)
Unsecured senior notes, net				$126,593	$126,345

Other borrowings
Secured financings of investments in real estate debt	S + 1.82%	1/4/2027	$799,275	$323,557	$—
Deferred financing costs, net				(1,047)	—
Other borrowings, net				$322,510	$—
Total indebtedness				$1,867,657	$1,754,093
_______________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of September 30, 2025, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating rate debt. See further discussion of outstanding interest rate swaps below.
(2)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.

Mortgage Notes and Credit Facilities
On June 12, 2025, the Company entered into an amended and restated credit agreement, which amends and restates the credit agreement dated August 11, 2022. The amended and restated credit agreement provides for, among other things, (a) an upsize of the senior unsecured term loan facility from $1,165,500 to $1,250,000, (b) an upsize of the aggregate principal amount of the senior unsecured revolving credit facility from $724,500 to $2,485,000, (c) an upsize of the accordion feature, subject to the satisfaction of various conditions, which could bring total commitments from up to $3,200,000 to up to $5,000,000, (d) an extension of the revolving credit scheduled maturity date from August 2026 to June 2029, (e) an extension of the initial term loan scheduled maturity date from August 2027 to June 2030, and (f) the amendment of certain financial and other covenants. On July 23, 2025, the agreement was further amended to increase the aggregate principal amount of the senior unsecured revolving credit facility from $2,485,000 to $2,610,000.
The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is SOFR plus 0.10% or the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, and (c) 1.0%, as applicable. The weighted average interest rate for the unsecured term loan credit facility for the nine months ended September 30, 2025 was 5.68% (unhedged) and 5.01% (hedged).
The unsecured revolving credit facility consists of USD (“USD Revolver”) and Alternative (“Alternative Revolver”) denominated currencies, and bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greater of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) adjusted floating rate, and (d) 1.0%. The adjusted floating rate for the USD Revolver is SOFR plus 0.10%, while the Alternative Revolver is EURIBOR for Euro borrowings, and CORRA plus 0.30% for Canadian Dollar borrowings. The weighted average interest rate for the unsecured revolving credit facility for the nine months ended September 30, 2025 was 5.75% (unhedged) and 4.73% (hedged). During the nine months ended September 30, 2025, the Company earned an additional $558 of income as a result of over hedging on our interest rate swaps. We believe the interest rate swaps are still highly effective.

During the nine months ended September 30, 2025, the Company entered into a variable rate mortgage note of $57,750 secured by a property contributed to a DST as part of our DST Program. The interest on the mortgage and any amounts received or owed under the interest rate swap are borne by such DST and are not consolidated in the Company’s Condensed Consolidated Financial Statements. Additionally, the Company contributed a variable rate mortgage note of $84,500 for interest in a joint venture. Refer to Note 3 - Acquisitions and Dispositions for additional information.
The following table details the Company’s interest rate swaps as of September 30, 2025:

Notional Balance	Fixed Rate
Mortgage notes & credit facilities:
Unsecured term loan credit facility
$700,000	3.65%
$250,000	3.42%
$145,500	4.23%
$100,000	3.67%
$54,500	3.40%
Unsecured revolving credit facility
$100,000	3.25%
$45,500	3.40%
Variable rate mortgages
$47,793	3.74%
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
Secured Financings of Investments in Real Estate Debt
During the nine months ended September 30, 2025, the Company entered into financing agreements secured by certain of its CMBS investments and commercial real estate loans. The terms of the CMBS master repurchase agreements provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company, and may require the Company to provide additional collateral in the form of cash or securities if the market value of such financed investment declines. The CMBS master repurchase agreements have no set maturity date, with each borrowing having initial terms of one to three months. The Company has the option to continuously extend the maturity of outstanding balances for additional one to three month terms upon each interim maturity date. The financing arrangement secured by the Company’s commercial real estate loans has a maturity date which is the earlier of (a) July 11, 2029 with a one year extension option, or (b) the maturity date of the underlying secured commercial real estate loan. The Company also has a note-on-note financing for a commercial real estate loan investment which has an initial maturity date of June 30, 2027 with three one-year extension options, subject to certain conditions.
As of September 30, 2025, the Company’s total secured financings of investments in real estate debt outstanding was $323,557, secured by $347,385 of its CMBS investments and $174,303 of its commercial real estate loans. These financings have a weighted average maturity date of January 4, 2027, and a weighted average interest rate of SOFR + 1.82%, the relevant floating benchmark rate. As of December 31, 2024, the Company did not have any secured financings of investments in real estate debt outstanding. The Company’s secured financings of investments in real estate debt are included within Other Borrowings within the Condensed Consolidated Balance Sheets. As of September 30, 2025, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.
On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering. As of September 30, 2025, the Company is authorized to issue an unlimited number of each of its four classes of shares of its common shares (Class S shares, Class N shares, Class D shares, and Class I shares).

As of November 5, 2025, we had received net proceeds of $7,177,876 from selling an aggregate 704,016,958 common shares in the private offering (consisting of 300,718,820 Class S shares, 45,651,261 Class N shares, 12,489,129 Class D shares, and 345,157,748 Class I shares).
Cash Flows
Cash flows provided by operating activities was $281,215 for the nine months ended September 30, 2025 compared to $131,334 for the nine months ended September 30, 2024. The change in cash flows provided by operating activities was primarily due to an increase in distributions of earnings from unconsolidated real estate affiliates and interest income from investments in real estate debt.
Cash flows used in investing activities was $2,207,069 for the nine months ended September 30, 2025 compared to $855,527 for the nine months ended September 30, 2024. The change in cash flows used in investing activities was primarily due to an increase in investing activity related to unconsolidated real estate affiliates, real estate debt, and properties classified as financing receivables.
Cash flows provided by financing activities was $2,185,744 for the nine months ended September 30, 2025 compared to $828,102 for the nine months ended September 30, 2024. The change in cash flows provided by financing activities was primarily due to an increase in proceeds received from the issuance of common shares, proceeds from the Company’s DST program, and a decrease in net payments of principal on debt, partially offset by increased repurchases on common shares.
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
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of September 30, 2025 (in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$1,916,336	$247,218	$75,500	$1,570,618	$23,000
Organizational and offering costs	7,550	2,588	4,962	—	—
Total	$1,923,886	$249,806	$80,462	$1,570,618	$23,000
The Company has future commitments to fund the construction of wholly owned assets and assets held at joint ventures under build-to-suit arrangements. As of September 30, 2025, the Company estimates that its total remaining future commitments to complete the construction of the assets is $219,676 which it expects to fund over the next six months. Additionally, as of September 30, 2025, the Company has commitments to fund up to $66,792 in additional future fundings related to our commercial real estate loans, including those held through joint ventures.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk with respect to our variable-rate indebtedness as an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of floating rate financings with staggered maturities and through interest rate hedging agreements to fix all or a portion of our variable rate debt. As of September 30, 2025, the outstanding principal balance of our indebtedness was $1.9 billion and consisted of mortgage notes, term loan credit facilities, unsecured revolving credit facilities, unsecured senior notes, and other borrowings.
Certain of our mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and other borrowings are variable rate and indexed to SOFR, one-month SOFR, and one-month SONIA (collectively, the “Reference Rates”). For the three and nine months ended September 30, 2025, a 10 basis point increase in each of the Reference Rates would have resulted in an inconsequential increase in interest expense as a result of our interest rate swap and interest rate cap contracts which hedge our risk of changing interest rates. Our exposure to interest rate risk may vary in future periods as the amounts and terms of our interest rate hedging agreements change over time as we implement our hedging program.
Investments in Real Estate Debt
As of September 30, 2025 and December 31, 2024, we held $1,533.8 million and $696.1 million of investments in real estate debt, of which $1,159.0 million and $619.5 million are reported at fair value on our Condensed Consolidated Balance Sheets, respectively. Our investments in real estate debt consist of floating rate and fixed rate debt. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and nine months ended September 30, 2025, a 50 basis point increase or decrease in the Reference Rates would have resulted in an increase or decrease of $1.0 and $2.7 million, respectively, to income from investments in real estate debt.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. Additionally, we utilize interest rate hedging agreements on certain investments to fix all of or a portion of our variable interest rates. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of September 30, 2025 and December 31, 2024, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $115.9 million and $61.9 million, respectively.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of September 30, 2025, we were not involved in any material legal proceedings.
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

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration (4)
July 2025 (1)	25,481,481	$261,312
August 2025 (2)	27,874,469	286,285
September 2025 (3)	29,789,673	308,354
Total	83,145,623	$855,951
(1)    Includes 11,015,774 of Class S common shares, 3,021,911 of Class N common shares, 1,107,175 of Class D common shares, and 10,336,621 of Class I common shares.
(2)    Includes 11,216,935 of Class S common shares, 1,405,560 of Class N common shares, 169,702 of Class D common shares, and 15,082,272 of Class I common shares.
(3)    Includes 11,493,103 of Class S common shares, 1,687,169 of Class N common shares, 370,169 of Class D common shares, and 16,239,233 of Class I common shares.
(4)    Includes upfront selling commissions for Class S, Class N, and Class D shares of $3,016.

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
The following table sets forth purchases by the Company of its common shares during the three months ended September 30, 2025.

Repurchase Request Deadline	Total Number of Common Shares Purchased (1)	Average Price per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(3)
September 5, 2025	10,747,100	$10.3192	5,333,124	$—
Total	10,747,100	$10.3192	5,333,124	$—
_______________
(1)Includes 5,413,976 Class I shares previously issued to the adviser as payment of management fees and interest on the affiliate line of credit. The shares were repurchased at the then-current transaction price resulting in a total repurchase of $55,931.
(2)Repurchase pricing date was July 31, 2025.
(3)Repurchases are limited as set forth in our Share Repurchase Plan described above. All requests under the Share Repurchase Plan were satisfied.

From Inception through September 30, 2025, 8,398,887 Class I OP Units in the Operating Partnership were issued to the Special Limited Partners. Subsequent to initial issuance, 4,570,954 Class I OP Units were distributed to participants in the Special Limited Partners, with the remaining 3,827,933 Class I OP Units held directly by the Special Limited Partners as of September 30, 2025.
From Inception through September 30, 2025, the Company issued 13,437,307 Class I shares to the Adviser as payment of management fees and interest on the affiliate loan. As of September 30, 2025, the Company has repurchased 12,779,393 Class I shares previously issued to the Adviser. As of September 30, 2025, the Adviser held 3,100,854 Class I shares, including shares previously purchased by the Adviser. The repurchase of any Class I OP Units held by the Special Limited Partner or Class I shares held by the Adviser acquired as payment of management fee and interest earned by the Adviser occurs outside of our Share Repurchase Plan.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act).
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

4.1*	Fifth Amended and Restated Share Repurchase Plan, dated August 6, 2025
4.2	Amended and Restated Distribution Reinvestment Plan of the Company (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)
10.1*
Incremental Revolving Credit Commitment Assumption Agreement, dated as of July 23, 2025, by and among Blue Owl NLT Operating Partnership LP, KeyBank National Association, as agent for the Lenders, and the lenders from time to time party thereto

10.2*	Second Amended and Restated Dealer Manager Agreement dated November 7, 2025, between Blue Owl Real Estate Net Lease Trust, Blue Owl Real Estate Capital LLC and Blue Owl Securities LLC
10.3*	Form of Participating Broker-Dealer Agreement between Blue Owl Securities LLC and Participating broker-dealers
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: November 7, 2025