Form 10-K
period 2025-12-31
Blue Owl Real Estate Net Lease Trust
filed 2026-03-13
CIK 1944366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
As of March 10, 2026, the issuer had the following common shares of beneficial interest outstanding: 337,751,915 Class S shares, 53,963,377 Class N shares, 9,799,378 Class D shares and 398,593,401 Class I shares.
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
•actual and potential conflicts of interest with the Adviser (as defined below) or any of its affiliates;
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
•since there is no public trading market for our common shares of beneficial interest par value $0.01 (“common shares” or “shares”), repurchase of shares by us will likely be the only way to dispose of your shares. Our Share Repurchase Plan (as defined below) provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our Board of Trustees (the “Board” or “Board of Trustees”) may make exceptions to, modify and suspend our Share Repurchase Plan if, in its judgment, it deems such action to be in our best interest. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid;
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
•You will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.
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
•Recent concerns about the real estate market, changes in interest rates, elevated inflation, increased energy costs and geopolitical issues (including trade and other conflicts) have contributed to increased market volatility and may negatively impact us and our tenants.
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
Risks Related to Our Status as a REIT and Certain Other Tax Items
•If we (or any of our Subsidiary REITs (as defined below)) do not qualify as a REIT, or fail to remain qualified as a REIT, we (and each such Subsidiary REIT, as applicable) will be subject to U.S. federal income tax as a subchapter C corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.
•Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive investment opportunities.
•Qualifying as a REIT involves highly technical and complex provisions of the Code (as defined below).
•Our Board of Trustees is authorized to revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.
Risks Related to our Private Offering and Ownership of Our Shares
•We have limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
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
We are structured as a non-listed, perpetual life real estate investment trust. We have elected and intend to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.
As of March 10, 2026, we have received net proceeds of $8.2 billion from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class N, Class D, and Class I units of NLT OP. NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering (the “Private Offering”), pursuant to exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation D or Regulation S thereunder and applicable state securities laws. The Company is authorized to issue an unlimited number of each of its four classes of shares of its common shares (Class S shares, Class N shares, Class D shares, and Class I shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. For additional information regarding the Private Offering, see “—The Private Offering” below. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
As of December 31, 2025, the Company owns 241 investments in real estate, including two investments held in joint ventures, 18 investments in real estate leases, and 13 build-to-suit assets currently in development, across industrial, retail, and office properties. Additionally, the Company holds interest in 15 joint ventures, including STORE Capital LLC and Waterparks LLC (collectively, “STORE”) and Longhorn JV LLC (“Longhorn 1.0 JV”). As of December 31, 2025, STORE owns 3,576 properties leased to 673 tenants on a triple-net lease basis. The Company’s investments in STORE and Longhorn 1.0 JV qualify as significant investments under SEC Regulation S-X Rule 3-09. The Company also holds investments in real estate debt which consist of securities and loans.
On August 31, 2023, the Company, through NLT OP, initiated a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests (“Interests”) in one or more Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). The Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). Under the DST Program, DST Properties, which may be sold, contributed, sourced or otherwise seeded from the Company’s real properties held through NLT OP or from third parties, will be held in one or more DSTs, and will be leased back by a wholly owned subsidiary of NLT OP in accordance with corresponding master lease agreements. Each master lease agreement will be guaranteed by NLT OP, which will have the right, but not the obligation, to acquire the Interests in the applicable DST from the beneficial owners, in each case, in exchange for cash or units of NLT OP (“OP Units”), at a purchase price equal to the fair market value of the beneficial owner’s Interest or the fair market value of the beneficial owner’s interest in one or more of the DST Properties (the “FMV Buyback Option”). The FMV Buyback Option is exercisable during the one-year option period beginning two years from the final closing of the applicable DST Offering or in such other time frame as provided for in the applicable DST arrangement. After a one-year holding period, investors who receive units of NLT OP pursuant to the FMV Buyback Option generally have the right to cause NLT OP to redeem all or a portion of their units of NLT OP for, at the Company’s sole discretion, common shares of the Company, cash or a combination of both.
During the year ended December 31, 2025, the Company sold one industrial asset, net of a $57.8 million mortgage loan, to a DST as part of its second DST Offering of $60.9 million, sold 13 industrial assets to a DST as part of its third DST Offering of $95.5 million, and sold 40 retail assets to a DST as part of its fourth DST Offering of $229.3 million. The Company did not contribute any assets to a DST during the year ended December 31, 2024. During the year ended December 31, 2023, the Company contributed two industrial assets with a fair value of $85.3 million to the DST as part of the initial DST Program offering, and a wholly owned subsidiary of the Company leased back the assets in accordance with a master lease agreement. As of December 31, 2025, the Company has raised net proceeds of $357.6 million from its DST Program.
Blue Owl and Blue Owl Real Assets
Blue Owl is a global alternative asset manager with $307.4 billion in assets under management as of December 31, 2025. Anchored by a strong permanent capital base, the firm’s investment vehicles deploy private capital across Credit, Real Assets and GP Strategic Capital platforms on behalf of institutional and private wealth clients. Blue Owl’s flexible, consultative approach helps position the firm as a partner of choice for businesses seeking capital solutions to support their sustained growth. The firm’s management team is comprised of seasoned investment professionals with decades of experience building alternative investment businesses. As of December 31, 2025, Blue Owl had approximately 1,365 full-time employees.
A division of Blue Owl, Blue Owl Real Assets is a real estate private equity business primarily focused on acquiring single tenant properties, triple net leased long-term to credit tenants (as defined above). Blue Owl Real Assets was formed in 2009 and has $80.6 billion of assets under management across closed-end funds, open-end funds and separately managed accounts as of December 31, 2025.
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

Investment Strategies
Our investment strategy is primarily to acquire, own, finance and lease a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with credit tenants or guarantors across the United States and Canada, and to a lesser extent, Europe. We target high-quality tenants characterized by strong business and economic trends, whose businesses offer essential goods or services and which we believe are generally resistant to e-commerce and economic downside risks. Our investments in single-tenant properties will often be owned through wholly owned subsidiaries but may also be in the form of preferred securities or other securities, acquisitions of operating platforms or through joint ventures. In addition, we may invest in real estate debt investments and other ownership interests in entities owning these types of properties, subject to the limitations imposed by reason of our intention to qualify as a REIT and maintaining our exclusion from being required to register under the Investment Company Act. We also may, to a lesser extent, invest in non-real estate investments that are related to our real estate investments (including investments related to our tenants), derivative instruments, equity securities, marketable securities, warrants, cash, cash equivalents and other short-term investments to provide a source of liquidity for our Share Repurchase Plan, cash management, and other purposes.
We have a targeted origination strategy that is enhanced by the strong network of Blue Owl Real Assets and allows us to be both competitive and differentiated from other net lease peers. Further, we look to provide flexible structuring that is mutually beneficial with long lease durations, and in many cases, favorable pricing. We have leveraged Blue Owl Real Assets’ corporate partnerships to both source unique investment opportunities unavailable to other market participants and negotiate attractive lease terms. We believe our strong origination capabilities, conservative underwriting criteria, existing tenant relationship, experienced team dedicated to real estate investment, and deep, multi-level hyperscaler alignment and relationships will allow us to purchase and develop properties in the future at attractive terms and pricing, providing significant long-term opportunities for growth and scale.
The Adviser’s power to approve the acquisition of a particular investment, finance, or refinance any new or existing investment, or dispose of an existing investment rests with the Adviser’s investment committee (the “Investment Committee”) or particular professionals employed by the Adviser, depending on the size and type of the investment.
Investments in Real Estate
We invest primarily in single-tenant, triple-net leased properties that are subject to long-term leases with credit tenants or guarantors that provide essential goods or services and which we believe are generally resistant to e-commerce and economic downside risks, or with creditworthy operating companies that hold long-term leases to tenants that provide such goods or services. As described below, each aspect of our strategy has been carefully developed to focus on maximizing predictable, strong cash flows, accretion in portfolio value, and organic growth, with an emphasis on mitigating risk in our portfolio through conservative real estate underwriting and ongoing portfolio monitoring.
Our strategy is to primarily invest in properties with long-term leases. The leases we seek to enter into typically have base non-cancelable terms, often with multiple tenant renewal options. Furthermore, we structure our leases to incorporate contractual annual rent escalations which, if achieved, have the potential to substantially enhance the value of the property’s cash flow during the lease period. In addition, we structure our long-term leases predominantly as triple-net which means that the tenant is responsible for all property operating expenses, such as maintenance and repairs, real estate taxes and insurance, and capital expenditures. As a result, we do not expect to incur significant capital expenditures relating to our properties. Given that our long-term leases include contractual annual rent escalations and that we generally do not provide cash outlays for capital expenditures and operating expenses, we expect to generate a steady, predictable stream of increasing cash flows over the long term. In addition, we make it a top priority to remain in frequent contact with our tenants to gauge financial performance, likelihood of renewal, and new potential opportunities such as space management, capital needs, build-to-suits (arrangements in which we acquire undeveloped or partially developed properties for the purpose of constructing facilities for a tenant), and sale-leasebacks. We believe our active asset management approach and proactive engagement with tenants is key to continuing to build strong relationships and uncovering future accretive opportunities.
We currently target properties with the features below, although we may also invest in properties that do not meet some or all of these criteria.
•Property Types: Industrial (such as Distribution, Manufacturing, Cold Storage), Essential and Other Retail, and Data Centers, among others.

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
•Rent Escalations: Contractual fixed annual rent increases (typically 1-2%).
The following chart describes the diversification of our wholly owned and consolidated joint venture investments in real estate by property type based on fair value as of December 31, 2025:
Property Type (1)

(1)     Property Type weighting is measured as the asset value of our wholly owned and consolidated joint venture investments in real estate for each sector category against the total asset value of all real estate investments. “Real estate investments” excludes properties held within unconsolidated joint ventures, including the Company’s investment in STORE.
As of December 31, 2025, we owned a diversified portfolio of 272 properties consisting of income producing wholly owned and consolidated joint venture assets.
Joint Ventures
We also acquire properties in joint ventures with affiliates, including investment funds, REITs, vehicles, accounts (including separate accounts), products and/or other similar arrangements sponsored, advised, and/or managed by Blue Owl or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Blue Owl or its affiliates, side-by-side or additional general partner investments with respect thereto (collectively, “Other Blue Owl Accounts”)), which allows the Company and its affiliates to collectively acquire 100% ownership of a property. In addition, we enter into joint ventures with third parties to acquire, develop, improve or dispose of properties. In certain cases, we may not control the management of joint ventures in which we invest, but we may have the right to approve major decisions of the joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Blue Owl Accounts. As of December 31, 2025, we owned equity interests in 3,617 properties through our investments in unconsolidated real estate affiliates, primarily through our investment in STORE.
Investments in Real Estate Debt
Our real estate debt investments focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities (“CMBS”), real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt (including residential mortgage-backed securities (“RMBS”) and other residential credit, interests in collateralized debt obligation and collateralized loan obligation vehicles), and equity interests in public and private entities that invest in real estate debt as one of their core businesses. Our investments in real estate debt will be focused in the United States, but may also include investments issued or backed by real estate in countries outside of the United States. We may hold loans for a period of time following origination or acquisition in order to, among other things, establish performance history, aggregate loans into pools, optimize transaction timing, and manage underlying credit risk, and we may sell such loans or pools of loans to unaffiliated third parties as part of our ongoing portfolio management. We do not expect to acquire debt investments with an intent to sell in the ordinary course of our business, and we do not engage in the business of trading or dealing loans.
We may also enter into derivatives transactions, including but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, synthetic risk transfers, interest rate swaps, total return swaps, credit default swaps, and other swap agreements for investment, hedging or leverage purposes.
Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable and the impact of foreign currency exchange rates on our foreign operations or for investment or leverage purposes. We record these derivative instruments at fair value on the accompanying consolidated balance sheet. Our principal investments in derivative instruments may include options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps and interest rate caps.
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
Borrowing Policies
We use financial leverage to provide additional funds to support our investment activities. Our target leverage ratio is 40% - 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. For the purposes of determining the asset value of our real estate investments, we include the asset value of the DST Properties due to our FMV Buyback Option. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment, (ii) as other working capital advances, or (iii) as financing obligations resulting from the DST Program will not be included as part of the calculation above. During the initial ramp-up period of our portfolio, our leverage may exceed our target. We may also exceed our target leverage ratio at other times, particularly during a market downturn or in connection with a large acquisition.
Financing a portion of the purchase price of our assets will allow us to broaden our portfolio by increasing the funds available for investment. Financing a portion, which may be substantial, of the purchase price is not free from risk. Using debt requires us to pay interest and principal, referred to as “debt service,” all of which decrease the amount of cash available for distribution to our shareholders or other purposes. We may also be unable to refinance the debt at maturity on favorable or equivalent terms, if at all, exposing us to the potential risk of loss with respect to assets pledged as collateral for loans. We generally seek to secure fixed-rate, non-amortizing (i.e., interest-only) debt, however certain of our debt may be floating-rate and the effective interest rates on such debt will increase when the relevant interest benchmark (e.g., SOFR) increases. We may also utilize repurchase agreements and reverse repurchase agreements to finance certain of our securities investments.
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
Taxation of the Company
We have elected to be taxed as a REIT beginning with our taxable year ended December 31, 2022, and we intend to continue to operate in such a manner so as to continue to qualify for taxation as a REIT under the applicable provisions of the Code so long as our Board of Trustees determines that REIT qualification remains in our best interest. In general, a REIT is a company that:
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
Organizational Structure
We own, and plan to continue to own, all or substantially all of our assets through the Operating Partnership. We are the sole general partner of the Operating Partnership. Blue Owl Oak Trust Carry LLC, a controlled subsidiary of Blue Owl, and Blue Owl Real Estate Net Lease Trust CPV LP (f/k/a Oak Trust Carry Participant Vehicle LP), controlled by senior and other officers of Blue Owl (each, a “Special Limited Partner”), each own a special limited partner interest in the Operating Partnership. In addition, each of the Adviser and the Special Limited Partners may elect to receive units in the Operating Partnership in lieu of cash for its management fee and performance participation allocation, respectively. The Adviser and the Special Limited Partners may request that the Operating Partnership repurchase such units and receive cash unless our Board of Trustees determines that any such repurchase for cash would be prohibited by applicable law or our Declaration of Trust, in which case such OP Units will be repurchased for our Class I shares. The use of the Operating Partnership to hold assets is referred to as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”). Using an UPREIT structure may give us an advantage in acquiring properties from persons who want to defer recognizing a gain for U.S. federal income tax purposes.

The following chart shows our ownership structure and our relationship with Blue Owl, the Adviser, Blue Owl Securities LLC (the “Dealer Manager”), and their respective affiliates as of December 31, 2025.

Blue Owl Capital Inc.
General Partner Interests
General Partner Interests
General Partner Interests
Blue Owl Real Estate Capital LLC
Blue Owl Securities LLC
Blue Owl Capital Carry LP
Advisory Agreement
Advisory Agreement
Dealer Manager Agreement
Blue Owl Participants
Third-Party Investors
Blue Owl Real Estate Net Lease Trust (a Maryland statutory trust)
Blue Owl Oak Trust Carry LLC
Special Limited Partner Interest
General Partner Interest + Limited Partner Interest
Blue Owl Participants
Limited Partner Interest
Blue Owl Participants
Third-Party Investors
Limited Partner Interest
Blue Owl NLT Operating Partnership LP
Special Limited Partner Interest
Blue Owl Real Estate Net Lease Trust CPV LP
DST Program
Real Estate Holdings
Other Holdings

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
Competition
We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. In addition to third-party competitors, Other Blue Owl Accounts, particularly those with investment strategies that overlap with ours, will seek investment opportunities under Blue Owl’s prevailing policies and procedures.
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
Sustainability
Our and the Adviser’s sustainability efforts seek to enable positive outcomes for our most critical stakeholders, including our shareholders and the communities in which we operate. Blue Owl and the Adviser believe that their sustainability efforts reflect strong leadership and oversight at the senior management and board levels and their commitment to Blue Owl’s priority areas. Our Board of Trustees receives annual updates on the Adviser’s strategy and initiatives, and receives management presentations on responsible investing and ESG-related matters.
Additionally, to integrate responsible investing practices firmwide, Blue Owl has a Responsible Investing Working Group (the “RI WG”), a cross-functional group across investment platforms, strategies and relevant business units that works with the Adviser to implement our sustainability efforts. The RI WG members are senior representatives of their respective teams and are responsible for coordinating responsible investing-related efforts within their business units, as well as providing insights as it relates to their professional roles. The RI WG is chaired by Blue Owl’s Chief Operating Officer and the Responsible Investing & ESG team.
Investing Responsibly
We and the Adviser recognize the importance of business-relevant ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG and responsible investing policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages, including the Company.
Blue Owl and the Adviser believe that incorporating business-relevant ESG factors into their corporate and investment activities has the potential to meaningfully contribute to the value of their investments, including the Company. The Adviser strives to continuously strengthen its ability to mitigate, manage and monitor relevant ESG risks and opportunities within its investment portfolio. When considering potential investments on behalf of the products that it manages, including the Company, the Adviser seeks to address the relevant ESG considerations, risks and potential rewards related to its prospective investments. Further, Blue Owl has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
The Adviser believes it is important to consider the multiple ways that climate risk may affect us and our investments. The Adviser has designed an approach to identify, assess and prioritize potential climate-related risks across its operations and investment activity. The Adviser has considered recommendations from the Task Force on Climate-Related Financial Disclosures in the design and implementation of our climate risk management program, including topics related to governance, strategy, risk management and metrics.
Belonging
Blue Owl seeks to foster a culture that fuels its ability to deliver results through private markets, attract and retain top talent and build strong partnerships. Blue Owl’s values – mutual respect, excellence, constructive dialogue and one team—form the foundation of a culture where its employees are empowered to reach their full potential.
The following initiatives help cultivate connection, opportunity and impact for Blue Owl employees and the many stakeholders Blue Owl serves:
•The Employee Resource Groups are open to all employees and aim to create an environment of belonging for all. These groups are employee-initiated and employee-led.
•The Blue Owl Celebrates series honors various heritage and affinity months throughout the year by highlighting dynamic guest speakers, small businesses and resources for learning and action.
•Blue Owl partners with industry organizations to offer its employees access to resources, memberships, events, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates.
•Finally, Blue Owl’s suite of benefits includes primary and secondary parental leave, family planning benefits and stipends and flexible work schedules.
Citizenship

Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes to support the communities in which it operates and resides. Blue Owl is committed to building a robust citizenship program that is integrated, community-centered and employee-enriched, including:
•Blue Owl Leads Together, its global employee volunteerism and giving program, that empowers its employees to engage with one another and with the communities in which we live and work; and
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission--unlocking opportunity by powering access to college, to careers and to capital--through strategic non-profit partnerships.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. For shareholders that participate in our distribution reinvestment plan, the cash distributions attributable to the class of shares that such shareholders own will be automatically invested in additional shares of the same class. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the transaction price for such shares at the time the distribution is payable. Shareholders will not pay any upfront selling commission, dealer manager fees, or other similar placement fees (together, the “Upfront Sales Load”) when purchasing shares under our distribution reinvestment plan; however, all outstanding Class S, Class N, and Class D shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing servicing fees. Participants may terminate their participation in the distribution reinvestment plan with ten business days prior written notice to us. For purposes of this Annual Report on Form 10-K, “Business Day” means any day except Saturday, Sunday, or any day commercial banks are closed in New York pursuant to federal or state law.
Share Repurchase Plan
The Company has adopted a share repurchase plan (the “Share Repurchase Plan”), whereby, subject to certain limitations, shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. Under the Share Repurchase Plan, to the extent the Company chooses to repurchase shares in any particular calendar quarter, the Company will repurchase shares as of the close of the fourth business day of the last month of the applicable calendar quarter (each such date, a “Repurchase Date”). The repurchase price per share will generally be equal to the NAV per share as of the last calendar day of the first month of the applicable calendar quarter, except that, subject to certain exceptions, shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an “Early Repurchase Deduction”). Shareholders may submit such repurchase requests beginning after the start of the second month of the applicable calendar quarter. Additionally, shareholders who have received common shares in exchange for their OP Units may include the period of time such shareholder held such OP Units for purposes of calculating the holding period for such common shares. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan or on repurchases of our common shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by us. In addition, we may not apply the Early Repurchase Deduction to certain “fund of fund” or feeder vehicles or their respective underlying investors.
To have shares repurchased, a shareholder’s repurchase request and required documentation must be received in good order by 11:59 p.m. (Eastern Time) on the third business day of the last month of the applicable calendar quarter. The repurchase price for the applicable quarter will be made available by the tenth business day prior to the third business day of the last month of such quarter. Settlements of share repurchases will be made within three business days of the Repurchase Date. A shareholder may withdraw his or her repurchase request by notifying the transfer agent before 11:59 p.m. (Eastern Time) on the third business day of the last month of the applicable calendar quarter. The aggregate NAV of total repurchases of Class S, Class N, Class D, and Class I shares (including repurchases by certain “fund of fund” vehicles and certain non-U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the preceding three months for which NAV is available). Shares or units issued to the Adviser and its affiliates under our management fee, to Blue Owl Capital Holdings, LP (“Blue Owl Capital Holdings”) and its related parties for the investment of $25 million in Class I shares, including the contribution of interests relating to one or more properties (the “Upfront Equity Investment”), to Blue Owl Capital Holdings as payments of interest for its unsecured loan to the Operating Partnership, or for a Special Limited Partner’s performance participation interest are not subject to these repurchase limitations.

In the event that we determine to repurchase some, but not all of the shares submitted for repurchase during any particular calendar quarter, shares repurchased during such calendar quarter will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the second month of the next calendar quarter, or upon the recommencement of the Share Repurchase Plan, as applicable.
Our approach to portfolio construction is to maintain a portfolio consisting predominantly of income-generating, stabilized real estate investments and to a lesser extent in real estate debt investments, non-real estate investments that are related to our real estate investments (including investments related to our tenants), equity securities, marketable securities, derivatives, warrants, cash, cash equivalents and other short-term investments. Real estate investments cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. The real estate debt portfolio was designed as a feature of our investment program to provide current income and contribute to our overall net returns and, alongside our credit facilities and operating cash flow, as an additional source of liquidity for our Share Repurchase Plan, cash management and other purposes. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our Board of Trustees may make exceptions to modify or suspend our Share Repurchase Plan if it deems in its reasonable judgment such action to be in our best interest and the best interest of our shareholders.
The Share Repurchase Plan may limit our ability to make new investments or increase the current distribution rate if we experience repurchase demand in excess of capacity over any two-year period. To the extent that, during any consecutive 24-month period (the “Pro-Rata Period”), we do not have at least one month in which we fully satisfy 100% of properly submitted repurchase requests or accept all properly submitted tenders in a self-tender offer for our shares, we will not make any new investments (excluding short-term cash management investments under 30 days in duration) and we will seek to use all investable assets to satisfy repurchase requests (subject to the limitations under this plan) until all outstanding requests are satisfied. “Investable assets” includes net proceeds from new subscription agreements, unrestricted cash, proceeds from marketable securities, proceeds from the distribution reinvestment plan, and net cash flows after any payment, accrual, allocation, or liquidity reserve associated with costs in the normal course of owning, operating and selling real estate, debt service, repurchase of OP Units, repayment of debt, debt financing costs, current or anticipated debt covenants associated with existing debt, funding commitments related to real estate (provided that, any such funding commitments related to the acquisition of property were made prior to the second half of the Pro-Rata Period), master lease payments pursuant to the DST Program, general and administrative expenses, organizational and offering costs, asset management and advisory fees, performance or actions under existing contracts, obligations under our organizational documents or those of our subsidiaries (provided that any such obligation, other than an immaterial obligation or an obligation or change requested by a federal or state regulatory body, existed prior to such Pro-Rata Period), obligations imposed by law, regulations, courts or arbitration, or distributions (whether for shareholders or other investors in the Company or its subsidiaries) or establishment of an adequate liquidity reserve as determined by our Board of Trustees. Following a Pro-Rata Period, the Adviser will also defer receipt of its performance participation allocation in cash until all repurchase requests are satisfied, it being understood that the Adviser may receive its performance participation allocation in shares following a Pro-Rata Period and prior to all repurchase requests being satisfied so long as such shares received are not repurchased until all repurchase requests are satisfied. Furthermore, our Board of Trustees and management will consider additional ways to improve shareholder liquidity through the Share Repurchase Plan or otherwise. The purpose of this provision is to use all available investable assets to satisfy repurchase requests in such a situation as described above. Exceptions to the limitations of this paragraph may be made to complete like-kind exchanges under Section 1031 of the Code necessary to avoid adverse tax consequences, or to take actions necessary to maintain our qualification as a REIT under the Code.
Human Capital
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Declaration of Trust. See “Part I. Item 1. Business—Our Adviser.”
The Private Offering
Subscriptions to purchase our common shares may be made on an ongoing basis, but investors may only purchase our shares pursuant to accepted subscription orders as of the first business day of each month (based on the prior month’s transaction price), and to be accepted, a subscription request must be received in good order at least five business days prior to the first business day of the month (unless waived by the Dealer Manager or otherwise agreed to between the Dealer Manager and the applicable participating broker-dealer). A subscription order may be cancelled at any time before the time it has been accepted.
The purchase price per share of each class will be equal to the then-current transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month. Our NAV may vary significantly from one month to the next. We may offer shares at a price that we believe reflects the NAV per share of such shares more appropriately than the prior month’s NAV per share, including by updating a previously available offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In contrast to securities traded on an exchange or over-the-counter, where the price often fluctuates as a result of, among other things, the supply and demand of securities in the trading market, our NAV will be calculated once monthly using our valuation methodology, and the price at which we sell new shares and repurchase outstanding shares will not change depending on the level of demand by investors or the volume of requests for repurchases. See “Part II. Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—NAV and NAV Per Share Calculation” for more information about the calculation of NAV per share.
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
On or around the 15th calendar day after the last calendar day of each month, we will determine our NAV per share for each share class as of the last calendar day of the prior month, which will generally be the transaction price for the then-current month for such share class. However, in certain circumstances, the transaction price will not be made available until a later time.
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
We will make available free of charge on our website (www.blueowlproducts.com/our-reit-bdcs), when available, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, which the Company files electronically with the SEC; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); registration statements on Forms S-11 and S-8, as necessary; and other forms or reports as required. The information posted on our website is not incorporated into this Annual Report on Form 10-K. The SEC also maintains a website (www.sec.gov) that contains such filings. Our website will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us is and will be, routinely posted and accessible through our website at www.blueowlproducts.com/our-reit-bdcs.
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
•adverse changes in the general economic climate or in international, national, regional and local economic conditions (including market volatility as a result of the ongoing conflicts in Eastern Europe and the Middle East, the U.S. military and law-enforcement actions in Venezuela, and actual or perceived instability in the U.S. banking system);
•inability to renew leases, lease vacant space, or re-let space upon expiration or termination of existing leases, which could cause us to bear increased direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) and could adversely affect our financial condition, cash flows and results of operations;
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
•strikes, riots, social or civil unrest, or acts of war or terrorism (including the ongoing conflicts in Eastern Europe and the Middle East and the U.S. military and law-enforcement actions in Venezuela), including consequences of such activities; and

•various creditor risk, interest rate risk, prepayment and extension risks, among others, in connection with our ownership of CMBS and other real estate debt.
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
We rely on property managers to operate certain of our properties and leasing agents to lease vacancies in such properties.
The Adviser intends to hire property managers, which may include affiliates of the Adviser, to manage certain of our properties and leasing agents to lease vacancies in such properties. The property managers will have significant decision-making authority with respect to the management of such properties. Our ability to direct and control how such properties are managed on a day-to-day basis may be limited because we will engage third parties to perform this function. Thus, the success of our business may depend, in part, on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in such properties. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of such properties.
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
The business of identifying, structuring and completing real estate and real estate-related transactions is highly competitive and involves a high degree of uncertainty. If we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. For example, we will continue to pay the Adviser the base management fee based on our NAV, which includes cash, money market accounts and other similar temporary investments. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. If we fail to timely invest the net proceeds of sales of our shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
In addition, the targeted nature of our investment strategy means that significant amounts of our capital may be committed to a single investment or group of related investments. Accordingly, we may be obligated to devote future capital raised in our private offering to such committed investments and unable to pursue other potential investment opportunities at ideal times, if at all. Our Board of Trustees may, from time to time, change our investment strategy, including our related operational policies with respect to investments, indebtedness, capitalization, and distributions, at any time without providing advance notice to, or obtaining the consent of, our shareholders, which could result in us making investments that are different from, or that provide a lower yield compared to, the types of investments described in this Annual Report on Form 10-K.
Following initial acquisition of any investment, we are permitted to deploy additional funds into such investment or could have the opportunity to increase our exposure to such investment by investing in additional real estate assets related thereto (whether for opportunistic reasons, to fund the needs of the investment, as an equity cure under applicable debt documents or for other reasons). There can be no assurance that we will make follow-on investments or that we will have sufficient funds to make all or any of such follow-on investments (including an event of default under applicable debt documents if an equity cure cannot be made). Any decision by us not to make follow-on investments or our inability to make such investments could have a substantial adverse effect on a particular real estate asset in need of such an investment.
If we are unable to successfully integrate new investments and manage our growth, our results of operations and financial condition may suffer.
We have in the past and may in the future significantly increase the size or change the types of investments in our portfolio. We may be unable to successfully and efficiently integrate newly acquired investments into our existing portfolio or otherwise effectively manage our assets or growth. In addition, increases in the size of our investment portfolio and/or changes in our investment focus may place significant demands on our Adviser’s administrative, operational, asset management, financial and other resources which could lead to decreased efficiency. Any failure to effectively manage such growth or increase in scale could adversely affect our results of operations and financial condition.
Adverse economic conditions, including the resulting effect on consumer spending and investment, could have a material and adverse effect on our business, financial condition, results of operations, and cash flows.
Our business could be significantly affected by global and national economic and market conditions generally and by the local economic conditions where our properties are concentrated. A recession, slowdown and/or sustained downturn in the U.S. real estate market and the markets in which our tenants operate would have a pronounced impact on us, the value of our assets and our profitability. Reduction in consumer or corporate spending and investment could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our primary business is to lease properties. When individuals and companies purchase and produce fewer goods, our tenants have less demand for our properties. We could also be materially and adversely affected by any overall weakening of, or disruptions in, the financial markets. Specific risks related to adverse economic conditions, among others, may include:
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
The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict (like those between Russia and Ukraine and conflict and escalating tensions in the Middle East and Venezuela), terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the ongoing conflicts in Eastern Europe and the Middle East and the U.S. military and law-enforcement actions in Venezuela, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares and/or debt securities to decline. The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our tenants have a commercial relationship could adversely affect, among other things, our or our tenant’s ability to access deposits or borrow from financial institutions on favorable terms. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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
Our operating performance may be impacted by the economic conditions of specific markets in which we have concentrations of properties. Our revenues from, and the value of, our properties located in geographic markets may be affected by local or regional real estate conditions (such as an oversupply of or reduced demand for properties) and the local or regional economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact the economic climate in these markets. Because of the number of properties we have located in certain of our geographic markets, a downturn in their economies or real estate conditions or any decrease in demand for properties resulting from the regulatory environment, business climate or energy or fiscal problems therein could materially and adversely affect our and our tenants’ businesses. We are exposed to general economic conditions, local, regional, national and international economic conditions and other events and occurrences that negatively affect the markets in which we own properties. A substantial majority of our properties are located in the United States, and a downturn in the United States economy, including any negative effects of implemented or threatened tariffs, and resulting trade wars, by the United States presidential administration, or unfavorable political or economic changes in the United States, could materially and adversely affect us disproportionately to our competitors whose portfolios are more geographically diverse.
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
We face unique risks related to any development or redevelopment projects we undertake.
We may invest in real estate value creation opportunities that incorporate property refurbishment, redevelopment and development, which will subject us to the risks normally associated with these activities, including risks relating to the availability and timely receipt of zoning, occupancy and other regulatory approvals, required governmental permits and authorizations, the cost and timely completion of construction (including risks beyond our reasonable control, such as weather or labor conditions or material shortages), risks that the properties will not achieve anticipated sales or occupancy levels or sustain anticipated rentals and the availability of both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of refurbishment, redevelopment and development activities once undertaken, any of which could have an adverse effect on our performance. Investments undergoing refurbishment, redevelopment and development may receive little or no cash flow from the date of acquisition through the date of completion and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of the project, which may make such refurbishment, redevelopment or development less attractive than at the time it was commenced.
Our investments in refurbishment, redevelopment and development properties may involve construction. The primary risks associated with new construction are cost overruns and delays. We will generally require developers to meet certain performance benchmarks with respect to construction progress as a condition of our investment. Although such developers may be required to guarantee completion of construction and be responsible for 100% of all cost overruns, delays may be beyond the control of such developers, and hence cannot always be fully mitigated. Additionally, developers may refuse or not be able to meet any previously agreed obligations or suffer financial difficulties, including insolvency. Should delays occur, an investment may be subject to a longer holding period, possibly reducing our returns. Developer guarantees may not include all costs or may not be fulfilled by the developer. Although we will attempt to mitigate some of the construction risk by requiring third-party surety guarantees for the completion of construction in some instances, affiliating only with development companies having significant net worth and cash flow to support completion guarantees, and in many cases requiring the deferral of developer fees and a portion of construction fees, there can be no assurances that we will be successful in so doing. Any increased construction costs could materially and adversely affect the return on our investments. We may enter into certain completion, environmental or non-recourse carve-out guarantees (or indemnify certain third parties, including joint venture partners with respect to such guarantees) with respect to one or more refurbishment, redevelopment and development properties. We may also guarantee the indebtedness or other obligations of any person in which we have made or propose to make such an investment (or one or more investment vehicles that may co-invest with us). As a result of such guarantees and indemnities, our losses with respect to an investment in refurbishment, redevelopment and development properties may exceed the total amount we invest in such investment.

Supply chain disruptions could create unexpected renovation or maintenance costs or delays and/or could impact our tenants’ businesses, any of which could materially adversely affect our results of operations.
The construction and building industry, similar to many other industries, has recently experienced worldwide supply chain disruptions due to a multitude of factors that are beyond our control and such disruptions may continue to occur. Materials, parts and labor have also increased in cost over the recent past, sometimes significantly and over a short period of time. Although we generally do not intend to engage in large-scale development projects, small-scale construction projects, such as building renovations and maintenance or tenant improvements that may be required under leases, may be routine and necessary as part of our business. We may incur costs for a property renovation or maintenance that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property or tenant space on schedule due to supply chain disruptions or labor shortages. Some tenants may have the right to terminate their leases if a renovation project is not completed on time. In addition, our tenants’ businesses may also be affected by supply chain issues, which could impact their ability to meet their obligations to us under their leases.
The vacancy of one or more of our properties could result in us having to incur significant operating expenses and capital expenditures to re-lease the property.
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
We may invest significantly in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically (but not always) has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee or performance-based compensation (e.g., promote), which we, as equity holders, will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in “—Risks Related to Our Business and Operations.”
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
REITs are dependent upon specialized management skills, have limited diversification, and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses, and when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common shares. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and certain

REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains or return of capital. Generally, dividends received by us from REIT shares and distributed to our shareholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.
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
Inflation in the United States remained elevated through 2025 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time, or whether substantial inflation will have a significant effect on the United States or other economies. Increased inflation has in the past led, and could, lead to interest rate increases that could have a negative impact on variable rate debt we currently have or that we may incur in the future. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases will not keep up with the rate of inflation, which could cause the value of our properties to decline. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect our tenants’ ability to pay rent owed to us, which in turn could materially and adversely affect us. Inflationary expectations or periods of rising inflation could also be accompanied by rising prices of commodities that are critical to the construction and/or operation of logistics facilities. The market value of the Company’s investments could potentially decline in value in times of higher inflation rates. Some of the Company’s investments could have income linked to inflation, whether by regulation or contractual arrangement or other means. However, as inflation could affect both income and expenses, any increase in income could potentially not be sufficient to cover increases in expenses.
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
Our operations are highly dependent on the Adviser’s information systems and technology. There has been an increase in the frequency and sophistication of the cyber and security threats we and the Adviser face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us and the Adviser because we and the Adviser hold confidential and other price sensitive information about existing and potential investments. Malicious cyber activity involving ransomware, extortion, business email compromise, social engineering and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyberattacks and other security threats have become increasingly complex as a result of the emergence of new AI technologies, which are able to identify and target new vulnerabilities in information technology systems. As a result, we and the Adviser may face a heightened risk of a security breach or disruption with respect to confidential information resulting from an attack by computer hackers, foreign governments or cyber terrorists.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which, despite implementation of a variety of security measures, are vulnerable to security breaches and cyberattacks. A cyber-attack is considered to be an intentional attack or an unintentional event or series of events and involves gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption or otherwise compromising the confidentiality, integrity or availability of the Adviser’s systems or infrastructure. Some factors that could create a heightened risk of a cyber incident include the use of remote work tools and/or third-party service providers, including cloud-based service providers. In addition, we and the Adviser may be the target of social engineering, fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. The result of any cyber-attack may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), increased cybersecurity protection and insurance costs, litigation or damage to our business relationships and reputation, in each case causing our business and results of operations to suffer. In addition to cyber-related threats, the Adviser and its affiliates’ information systems and those of their third-party service providers may be subject to failures or interruptions arising from other causes beyond their control, including sudden electrical or telecommunications outages, natural disasters, such as earthquakes, tornadoes or hurricanes, disease pandemics, social unrest and geopolitical events including wars and acts of terrorism. Any such events could materially disrupt the Adviser’s operations and adversely affect our business and financial results. The rapid evolution and increased availability of AI technologies may intensify cybersecurity risks by making such attacks and other cybersecurity incidents more difficult to detect, contain, and mitigate. For example, threat actors could impersonate the Adviser or its employees, including through the use of AI technologies. Such technologies make impersonation more likely to occur or appear more credible.
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, including increased risks resulting from remote working. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. Outages of and interruptions to third-party software vendors’ services, including as a result of termination of an agreement with a third-party service provider, have previously resulted in, and could in the future result in, temporary disruptions to the Adviser and its affiliates’ normal operations. We and the Adviser have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyberattack, do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because cyberattack techniques change frequently or are not recognized until launched and because cyber-attacks can originate from a wide variety of sources.
Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personally identifiable information of our employees, our clients and others and other sensitive information that we collect and store in our data centers, on our cloud environments and on our networks. We may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of shareholder, employee or other personally identifiable, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third-party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. In May 2024, the SEC adopted amendments to Regulation S-P that require covered institutions, such as registered investment advisers, to develop, implement, and maintain written policies and procedures for an incident response program that is reasonably designed to detect, respond to and recover from unauthorized access to or use of customer information.

The amendments also require that the response program include procedures for, with certain limited exceptions, covered institutions to provide notice to individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. These amendments took effect on August 2, 2024, and had a compliance deadline of December 3, 2025 for large entities. We also have faced, and expect to continue to face. increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management.
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
Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, including in the U.S., where such laws focus on privacy as an individual right in general. For example, the State of California passed the California Consumer Privacy Act of 2018 (as amended, the “CCPA”), which took effect on January 1, 2020, and was amended on December 16, 2020, and fully adopted in March 2023 (as amended, the “CCPA”). Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA.
Other jurisdictions, including other states in the United States, have either passed, proposed, adopted or are considering similar laws and regulations to the CCPA, CPRA GDPR and UK GDPR, which could impose similarly significant costs, potential liabilities and operational and legal obligations. Further, we are subject to regulations related to privacy, data protection and information security in the jurisdictions in which we do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.
Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. For example, the SEC’s final amendments to Regulation S-P require notification of affected customers no later than 30 days after becoming aware of a security incident that compromises their sensitive customer information. Breaches in security could potentially jeopardize our, our employees’ or our investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third-party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of investors.
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
Our use of AI technologies could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal and regulatory risks in ways that we cannot predict.
Recent technological advances in AI technologies, as well as the rapid growth and widespread use thereof, present risks to our business. AI technologies may result in significant and disruptive changes in properties, sectors or industries, including those in which we invest, and the continued development and adoption of AI technologies could increase the risk of defaults and material declines in business performance across various industries and at specific companies within an industry, even while other companies in such industry benefit from the development and adoption of AI technologies. Any such changes could also render our underwriting models obsolete or create new and unpredictable operational, legal and/or regulatory risks. To the extent our competitors or the competitors of our portfolio investments make more efficient or extensive use of AI technologies, there is a possibility that such competitors will gain a competitive advantage. Many jurisdictions have passed or are considering laws and regulations concerning AI technologies, which could adversely affect our business and investments. Additionally, we and our investments could be further exposed to the risks of AI technologies if third-party service providers or any counterparties, whether or not known to us, use AI technologies in their business activities. We will not be able to control the use of AI technologies in third-party products or services, including those provided by the Adviser and its affiliates’ service providers. Additionally, the Adviser and its personnel expect to use AI technologies in connection with the Adviser’s business activities, including to support its due diligence and investment activities. AI technologies are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to review all data upon which AI technologies are trained, or which are otherwise utilized. AI technologies are also highly reliant on the accuracy, adequacy, completeness and objectivity of their underlying data, and any inaccuracies, deficiencies, errors or biases in this data could lead to errors affecting the Adviser’s decision-making and investment processes which could have adverse impact on us and our investments. Furthermore, AI technologies may produce outputs that are inaccurate, incomplete or biased. To the extent we rely on such outputs, errors or limitations in AI technologies could adversely affect our business, investment decisions, or results of operations. The Adviser may also communicate externally regarding AI technology-related initiatives, including its development and use of AI technologies, which subjects the Adviser to the risk of being accused of making inaccurate or misleading statements regarding its ability to avail itself of the potential benefits of AI technologies.
Further, the use of AI technologies could include the input of confidential information, including non-public information, either by the Adviser (including its personnel) or third parties in contravention of non-disclosure agreements, its policies, contractual or other obligations or restrictions to which any of the foregoing or any of its affiliates or representatives are subject to, or otherwise in violation of applicable laws or regulations relating to treatment of confidential and/or personally identifiable information (including material non-public information). By inputting data into AI technologies, such confidential information may become part of a dataset that is accessible by other third-party AI technologies and users. Further, some AI technologies scenarios may present ethical issues. For example, if the Adviser or our tenants use, enable or offer AI technologies that are controversial because of their impact on human rights, privacy, employment or other social issues, we, the Adviser or our tenants may experience brand or reputational harm. While the Adviser may utilize AI technologies in connection with its business activities, including investment activities, the Adviser intends to periodically evaluate and/or adjust internal policies governing the use of AI technologies by its personnel. Notwithstanding any such policies, personnel, executive officers, industry specialists, and other persons associated with its business investments or any affiliates could, unbeknownst to the Adviser use technologies in contravention of such policies.
AI technologies, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use and development of AI technologies, which could adversely affect us, our business activities and our investments. For example, in the EU, the EU Artificial Intelligence Act, which came into force on August 1, 2024, is progressively being implemented and becoming effective over several phases, with the next set of key obligations commencing on August 2, 2026. It has extraterritorial application and imposes significant potential maximum penalties for non-compliance in the worst cases, up to the greater of: (i) €35 million; and (ii) 7% of an entire group’s total annual worldwide turnover. In addition, intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us and our investments to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies.
Our business and operations could suffer in the event of system failures or cybersecurity breaches.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Adviser’s internal and hosted information technology systems, the Adviser’s systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber attacks, such as computer viruses, malware or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation among our tenants and investors generally, loss or misuse of the information and a loss of confidence in our security measures, any of which could harm our business.
Third parties with which the Adviser does business are also sources of cybersecurity or other technological risk. The Adviser outsources certain functions and these relationships allow for the storage and processing of the Adviser’s information, as well as client, counterparty, employee, and borrower information. While the Adviser engages in actions to reduce its exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affect the Adviser’s data, resulting in increased costs and other consequences as described above.
Actions by our competitors in the markets in which we own properties may decrease or prevent increases in the occupancy and rental rates of our properties.
We are subject to competition in the leasing of our properties. We compete with other owners and operators of real estate and real estate developers, some of which have greater financial resources and greater access to debt and equity capital than we do. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties is nearing the end of the lease term or becomes vacant and our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent concessions to retain tenants when such tenants’ leases expire or to attract new tenants. In addition, if our competitors sell assets similar to assets we intend to divest in the same markets or at valuations below our internal valuations for comparable assets, we may be unable to divest our assets at favorable pricing or on favorable terms, if at all.
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
We are subject to federal, state and local laws, statutes, regulations and ordinances relating to pollution, the protection of the environment and human health and safety. Under certain environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances, including asbestos, asbestos-containing materials, lead-based paint, polychlorinated biphenyls, mold or mildew, or waste or petroleum products, released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with contamination. These laws often impose liability without regard to whether the owner or operator knew of, or caused, the contamination, and the liability may be joint and several. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral.
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
Climate change and climate-related effects may expose us to systemic, global and macroeconomic risks and could adversely affect our business.
Global climate change is widely considered to be a significant threat to the global economy. We, the Adviser and our investments may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures, and such risks may adversely affect our business, properties, tenants and operations. For some of our tenants, climate change may also impact their profitability and costs, as well as pose systemic risks for their businesses. For example, to the extent weather conditions are affected by climate change, energy use by us, the Adviser or our tenants could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of our operations. Additionally, extreme weather conditions in general require more system backup, adding to costs, including costs of insurance (particularly for real estate in certain regions), and can contribute to increased system stresses, including service interruptions. Severe weather and service interruptions may also impair our tenants’ ability to meet lease obligations, increasing the likelihood for defaults or vacancies.
While the United States has withdrawn from the Paris Agreement, various other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations to other types of transition risks, such as: (i) political and policy risks, including changing regulatory incentives, and legal requirements (including with respect to greenhouse gas emissions) that could result in increased costs or changes in business operations; (ii) regulatory and litigation risks, including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change; (iii) technology and market risks, including a declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions; (iv) business trend risks, including requirements for certain investments related to capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations, and the increased attention to ESG considerations by our shareholders (including in connection with their determination of whether to invest); and (v) potential harm to our reputation if certain stakeholders, such as our shareholders, believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of our existing portfolio, the new investments we made, or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.
We may experience losses related to our properties arising from natural disasters and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism, or other catastrophes. We plan to carry insurance covering our properties to the extent insurance is not provided under certain leases. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of coverage and industry practice.
We may experience losses related to our properties arising from natural disasters and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism, or other catastrophes. We plan to carry insurance covering our properties to the extent insurance is not provided under certain leases. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of coverage and industry practice. Our tenants are required to maintain comprehensive insurance coverage for the properties they lease from us pursuant to our leases. Pursuant to such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. All tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind, hail, hurricanes, terrorism, or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. If uninsured damages to a property occur or a loss exceeds policy limits and we do not have adequate cash to fund repairs, we may be forced to sell the property at a loss or to borrow capital to fund the repairs.
Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In that situation, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property. Furthermore, if we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures which may exceed any amounts received pursuant to insurance policies, as reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. The loss of our capital investment in or anticipated future returns from our properties due to material uninsured losses could materially and adversely affect us.
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
The Adviser will perform due diligence on each investment prior to its acquisition. Regardless of the thoroughness of the due diligence process, not all circumstances affecting the value of an investment can be ascertained through the due diligence process. The due diligence process also at times requires the Adviser to rely on limited resources available to the Adviser, including information provided by the target of the investment and third-party consultants, legal advisors, accountants and investment banks. As a result, there can be no assurance that the due diligence process will reveal or highlight all relevant facts that are necessary or helpful in evaluating an investment opportunity. The Adviser’s due diligence process cannot ensure the Company will not acquire an investment that results in significant losses to the Company or that the Company will not overpay for an investment, which would cause the Company’s performance to suffer.
Our significant amount of debt may subject us to an increased risk of loss and could adversely affect our results of operations and financial condition.
We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt or bond issuances (including through securitizations), repurchase or reverse repurchase agreements and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt securities to fund our growth. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of assets we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our Board of Trustees. In addition, we may leverage individual assets at substantially higher levels.
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
Conflicts of interest also have the potential to arise to the extent that a subscription line is used to make an investment that is later sold in part to co-investors since, to the extent co-investors are not required to act as guarantors under the relevant facility or pay related costs or expenses, co-investors nevertheless stand to receive the benefit of the use of the subscription line and neither the Company nor investors generally will be compensated for providing the relevant guarantee(s) or being subject to the related costs, expenses or liabilities.
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
The agreements governing our indebtedness, including the mortgages on our properties and in certain equity interests in certain property-owning subsidiaries and the mortgages on properties or equity interests that we may incur in the future likely will, contain covenants that place restrictions on us and our subsidiaries. Risks related to these covenants will also apply to agreements governing future indebtedness. These covenants may restrict, among other things, our and our subsidiaries’ ability to:
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
These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. A breach of any of these covenants or covenants under any other agreements governing our indebtedness, as well as our inability to make required payments, could result in an event of default under the instruments governing the applicable indebtedness. Upon the occurrence of an event of default under any of our financing agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. Capital obtained from other sources may not be available to us or may be available only on unattractive terms. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our properties, and our assets may not be sufficient to repay such debt in full. In addition, financing agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default on their debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on several of our financing agreements or any significant financing agreement, we could be materially and adversely affected.
Covenants in the agreements governing our indebtedness could restrict our ability to make distributions to our shareholders necessary to qualify as a REIT, which could materially and adversely affect us and the net asset value of our shares.
We intend to operate in a manner to allow us to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain, each year to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, including net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute or are deemed to have distributed to our shareholders in a calendar year is less than the minimum amount specified under the Code. Our credit facilities contain, and certain of the agreements governing our existing and future indebtedness may contain, restrictions on our ability to make distributions to our shareholders, and we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and maintain our qualification as a REIT without breaching such agreements. If we default under covenants that restrict our ability to make distributions and are unable to cure the default, refinance the indebtedness or meet payment obligations, our business, financial condition, results of operations and cash flows generally and, in particular, the amount of our distributable cash flow could be materially and adversely affected.
The financial covenants in our loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results.
The financial covenants in our loan agreements may restrict our operating, acquisition and divestiture activities, which may harm our financial condition and operating results. Our unsecured credit facility and the mortgages on our properties and in certain equity interests in certain property-owning subsidiaries contain customary negative covenants, such as those that limit our ability, without the prior consent of the lender, to sell or otherwise transfer any ownership interest, to further mortgage the applicable property, to enter into leases, or to discontinue insurance coverage. Our ability to borrow under our unsecured credit facility is subject to compliance with these financial and other covenants, including restrictions on the maximum availability, which is based on the adjusted net operating income of designated unencumbered properties, the payment of dividends, and overall restrictions on the amount of indebtedness we can incur. If we breach covenants in our debt agreements, the lenders could declare a default and require us to repay the debt immediately and, if the debt is secured, take possession of the property or properties securing the loan.
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
We may invest in derivatives, which involve numerous risks.
Subject to our compliance with the Code provisions related to maintaining our qualification as a REIT, we may enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, synthetic risk transfers, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty or of our inability to meet our obligations to the counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded over-the-counter or on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange-traded instruments.
The use of derivative investments may require us to sell or purchase investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.
We have and may continue to enter into total return swaps that would expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security or loan, basket of securities or loans or securities or loan indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain exposure to a security, loan or market without owning or taking physical custody of such security or loan or investing directly in such market. A total return swap may effectively add leverage to our portfolio because, in addition to our total net assets, we would be subject to investment exposure on the amount of securities or loans subject to the total return swap. A total return swap is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In addition, because a total return swap is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage.
We seek to manage these risks through appropriate hedging strategies and by adhering to our investment guidelines. However, there can be no assurance that such strategies will be effective in mitigating the risks associated with such total return swap transactions.

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
Our investments and loans that are denominated in a foreign currency are subject to risks related to fluctuations in exchange rates. We generally expect to mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we expect to substantially reduce our exposure to changes in portfolio value related to changes in foreign exchange rates. We intend to hedge our net currency exposures in a prudent manner. In doing so, we generally expect to structure our foreign currency hedges so that the notional values and expiration dates of our hedges approximate the amounts and timing of future payments we expect to receive on the related investments. However, our currency hedging strategies may not eliminate all of our currency risks due to, among other things, uncertainties in the timing or amounts of payments received on the related investments, or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.
The success of any joint venture investments that we may make could be materially and adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity, and disputes between us and our joint venture partners.
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
Such joint venture investments involve risks not otherwise present in a wholly owned single-tenant net leased property or a redevelopment project, including (i) potentially inferior financial capacity, diverging business goals and strategies and the need for our joint venture partners’ continued cooperation; (ii) the possibility that our joint venture partners might become bankrupt, default on their obligations, encounter liquidity or insolvency issues, suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions; (iii) our inability to take certain actions with respect to the joint ventures’ activities that we believe are favorable to us if our joint venture partners do not agree; (iv) our inability to control the legal entities that have title to the real estate associated with the joint ventures, meaning the joint venture partners could take actions that subject the property to liabilities in excess of, or other than, those contemplated; (v) our lenders may not be easily able to sell our joint venture assets and investments or may view them less favorably as collateral, which could negatively affect our liquidity and capital resources; (vi) our joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our debt and equity; (vii) our joint venture partners could have rights with respect to the disposition of certain investments or the liquidation of their interest therein; (viii) in certain circumstances, we could be liable for the actions of our joint venture partners; (ix) our joint venture partners’ business decisions or other actions or omissions may be inconsistent with the business interests or goals of the Company, may be contrary to the Company’s investment objective, or may result in harm to our reputation or adversely affect the value of our investments; and (x) our joint venture partners may be in a position to take actions that could conflict with our ability to maintain our qualification as a REIT.
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
The joint venture partner could from time to time be a joint venture partner or interest holder in another joint venture or other vehicle in which the Adviser or its affiliates has an interest or otherwise controls. The joint venture partner could also be entitled to receive payments from, or allocations or performance-based payments (e.g., carried interest) in respect of, the Company as well as such investments, and in such circumstances, any such amounts could be treated as a Company expense and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Adviser, be deemed paid to or received by the Adviser or reduce the management fee. Moreover, the Adviser could receive fees associated with capital invested by a joint venture partner relating to investments in which the Company participates. This could be in connection with a joint venture in which the Company participates or other similar arrangements with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Adviser performs services. In addition, the Company is permitted to co-invest with non-affiliated co-investors or partners whose ability to influence the affairs of the companies in which the Company invests could be significant and even greater than that of the Company and as such, the Company could be required to rely upon the abilities and management expertise of such joint venture partner. It could also potentially be more difficult for the Company to sell its interest in any joint venture, partnership or entity with other owners than to sell its interest in other types of investments (and any such investment could be subject to a buy-sell right, right of first refusal, right of first offer or other similar right). Under a joint venture arrangement, we and the joint venture partner could be subject to lockups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit. The Company is permitted to grant joint venture partners approval rights with respect to major decisions concerning the management and disposition of the investment, which would increase the risk of deadlocks or unanticipated exits from an investment. A joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights, or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment. A deadlock could delay the execution of the business plan for the investment, require the Company to engage in a buy-sell of the venture with the joint venture partner, conduct the forced sale or other liquidation of such investment or require alternative dispute resolution in order to resolve such deadlock. Additionally, in certain scenarios, the Company is permitted to grant joint venture partners the right to put (i.e., sell) their interests in an investment to the Company, or call (i.e., buy) the Company’s interests in an investment. As a result of these risks, the Company could be unable to fully realize its expected return on any such investment.

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
Our properties are subject to various federal, state and local regulatory requirements, such as the Americans with Disabilities Act (“ADA”) and state and local fire and life safety requirements, building codes and other land use regulations. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us that could affect our cash flow and results of operations. If we are required to make substantial modifications to the properties that we own or acquire, whether to comply with the ADA or other changes in governmental rules and regulations, our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders could be materially and adversely affected.
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
We and our tenants are subject to increasing scrutiny from certain investors, third-party assessors and our shareholders with respect to ESG-related topics.
We and our tenants face increasing scrutiny from certain investors, third-party assessors that measure companies’ ESG performance and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and our tenants risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of our Adviser’s ESG initiatives or commitments will meet the standards or expectations of our shareholders or other stakeholders. There can be no assurance that our Adviser will be able to accomplish any goals related to responsible investing or ESG practices, as statements regarding its ESG and responsible investing commitments and priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser is permitted to determine that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.

In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from any such organization, or if the Adviser fail, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources on and place continued importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or raise sufficient capital for new investments, which may adversely affect our revenues. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies of their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics, including in the different countries, states and localities in which we operate and invest. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. Several states, the executive branch, federal agencies and Congress have enacted, proposed, or indicated an intent to pursue “anti-ESG” policies, legislation, or initiatives, issued related legal opinions and engaged in related investigations and litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the results of operations, cash flow, or price of our common shares. Further, asset managers have been subject to scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate diversity, equity and inclusion (“DEI”) practices increasing throughout 2025. Additionally, in January 2025, the current U.S. Presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders have resulted in compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If the Adviser does not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and/or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to additional compliance obligations, the risk of litigation, investigations or challenges by federal or state authorities, result in reputational harm and/or discourage certain investors from investing in us.
We are subject to increasing scrutiny from regulators with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosures have been the subject of increased focus by certain regulators, and regulatory initiatives related to ESG-specific topics that are applicable to us could adversely affect our business. There has been a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union (“EU”) and the United Kingdom (“UK”).

For example, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.
In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third-party assurance of such data (Climate Corporate Data Accountability Act, or “SB 253”), and issue public reports on their climate-related financial risk and related mitigation measures (Climate-related Financial Risk Act, or “SB 261”) and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. Pending litigation against SB 253 and SB 261 creates ongoing uncertainty around the enforceability of these requirements and the timeline and cost of compliance, and certain requirements are currently enjoined. From a European perspective, the EU has in place regulations aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including, without limitation: (a) the SFDR, for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment, and amending the SFDR. In November 2025, the European Commission published a draft legislative proposal to revise SFDR to introduce, among others, new categories for sustainability-related financial products with related criteria that are required to be met for each category. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.
There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is also a risk that market expectations in relation to SFDR categorization of financial products could adversely affect our ability to raise capital, especially from EEA investors.
In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 introduced sustainability disclosure requirements, voluntary investment product labels and an “anti-greenwashing” rule. The anti-greenwashing rule applies to all UK-authorized firms in relation to sustainability-related claims made in their communications, and/or communications of financial promotions with, clients in the UK. The balance of the new regime is currently directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds.
In Asia, examples of ESG-related regulations include those by regulators in Singapore and Hong Kong have released guidelines for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these and other legislative and regulatory initiatives, and as our business grows through acquisition activity or changes to our structure, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or mis-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to us because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, we may be required to engage third-party advisors and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.

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
The technology industry generally and specific industries in which certain of our tenants operate are characterized by rapidly changing technology, tenant requirements and industry standards. New systems to deliver power to or eliminate heat in data centers or the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform could make our data center infrastructure obsolete. Our power and cooling systems are difficult and expensive to upgrade, and we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our tenants, which could adversely impact our business, financial condition and results of operations. In addition, the infrastructure that connects our data centers to the Internet and other external networks may become insufficient, including with respect to latency, reliability and connectivity. We may not be able to adapt to changing technologies or meet customer demands for new processes or technologies in a timely and cost-effective manner, if at all, which would adversely impact our ability to sustain and grow our business.
Further, our inability to adapt to changing tenants requirements may make our data centers obsolete or unmarketable to such tenants. Some of our tenants operate at significant scale across numerous data center facilities and have designed cloud and computing networks with redundancies and fail-over capabilities across these facilities, which enhances the resiliency of their networks and applications. As a result, these tenants may realize cost benefits by locating their data center operations in facilities with less electrical or mechanical infrastructure redundancy than is found in our existing data center facilities. Additionally, some of our tenants have begun to operate their data centers using a wider range of humidity levels and at temperatures that are higher than servers customarily have operated at in the past, all of which may result in energy cost savings for these tenants. We may not be able to operate our existing data centers under these environmental conditions, particularly in multi-tenant facilities with other tenants who are not willing to operate under these conditions, and our data centers could be at a competitive disadvantage to facilities that satisfy such requirements. Because we may not be able to modify the redundancy levels or environmental systems of our existing data centers cost effectively, these or other changes in tenant requirements could have a material adverse effect on our business, results of operations and financial condition.
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
We may make open market purchases or invest in traded securities.
We may invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because Blue Owl may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, acquired securities of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.
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
Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations (including economic impacts resulting from actual or perceived instability in the U.S. banking system, political dynamics associated with U.S. election results and potential shutdowns of the U.S. federal government due to Congressional inaction), changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war or conflicts (including the ongoing conflicts in Eastern Europe and the Middle East and the U.S. military and law-enforcement actions in Venezuela), demand and/or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments, which could cause rapid and large fluctuations in the values of such investments. Recent concerns about the real estate market, elevated interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.
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
Some of our real estate-related securities investments may become distressed, which securities would have a high risk of default and may be illiquid.
While it is generally anticipated that our real estate-related securities investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate debt investments that we believe are available for purchase at “discounted” rates or “undervalued” prices. Purchasing real estate debt at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default, or that the market for such interests will improve. In addition, the market conditions for real estate debt investments may deteriorate further, which could have an adverse effect on the performance of our investments.
During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial or operational difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.
These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings or may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, an extension of the term, a substantial reduction in the interest rate, a substantial write-down of the principal of such investment and other concessions which could adversely affect our returns on the investment. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment.
For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement “takeout” financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debts we acquire. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, without limitation, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on a debt investment, we will be subject to the risks associated with owning and operating real estate.

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

In addition, the securitization of investments in our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd Frank Act contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.
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
There are certain risks associated with the insolvency of obligations backing mortgage-backed securities and other investments.
The real estate loans backing mortgage-backed securities and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the mortgage-backed securities and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.
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
We may invest in high-yield debt, which is generally subject to more risk than higher rated securities.
Debt investments that are, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality are commonly referred to as “high-yield” securities.
Investments in high-yield securities generally provide greater income and increased opportunity for capital appreciation than investments in higher quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of issuer default and bankruptcy. High-yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt instruments in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high-yield securities may be more complex than for issuers of higher quality securities.
High-yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high-yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high-yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high-yield securities structured as zero-coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.
The secondary market on which high-yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high-yield security, and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high-yield securities, especially in a thinly traded market. When secondary markets for high-yield securities are less liquid than the market for investment grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling our portfolio securities. We will be more dependent on the Adviser’s research and analysis when investing in high-yield securities.
We invest in subordinated debt, which is subject to greater credit risk than senior debt.
We may invest in debt instruments, including junior tranches of CMBS and “mezzanine” or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS bonds or other “mezzanine” debt, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.
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
We may invest in structured products or similar products that may include structural and legal risks.
We may invest from time to time in structured products, including pools of mortgages, loans and other real estate-related interests. These investments may include debt or equity securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, and/or certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans or other interests. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.
To the extent we invest in RMBS, which may include government mortgage pass-through securities and non-agency RMBS, we will be subject to certain other risks which may adversely affect our results of operations and financial condition.
To the extent we invest in RMBS, our investments will be subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, and interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-

agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.
We may invest in a wide range of real estate debt and real estate-related securities pursuant to our broad investment guidelines.
Pursuant to our broad investment guidelines, our real estate debt and real estate-related securities investments may include, but are not limited to, commercial mortgage loans, bank loans, mezzanine loans, other interests relating to real estate, debt of companies in the business of owning and/or operating real estate-related businesses, agency and non-agency RMBS, CMBS, CLOs, CDOs and publicly listed equity securities of real estate and real estate-related companies. The Adviser may also employ new investment techniques or invest in new instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with the investment guidelines. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks. Our Board of Trustees may also change our investment guidelines without the consent of our shareholders.
We will face “spread widening” risk related to our investment in securities.
For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “Part I. Item 1A--Risk Factors--Some of our real estate-related securities investments may become distressed, which securities would have a high risk of default and may be illiquid.” may still not reflect the true value of the real estate assets underlying such real estate debt in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.
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
We are subject to conflicts of interest arising out of our relationships with our Adviser. Pursuant to the Investment Advisory Agreement, our Adviser is obligated to supply us with our management team. However, our Adviser is not obligated to dedicate any specific personnel exclusively to us, nor are the Blue Owl personnel provided to us by our Adviser obligated to dedicate any specific portion of their time to the management of our business. Additionally, our Adviser is an indirect wholly owned subsidiary of Blue Owl.
We have acquired properties in which Blue Owl, the Adviser or their affiliates have an interest and intend to acquire or sell additional properties in which Blue Owl, the Adviser or their affiliates have or may have an interest. Similarly, the Adviser or its affiliates, including Blue Owl Real Estate Fund V (formerly, Oak Street Real Estate Capital Fund V) and Blue Owl Real Estate Net Lease Property Fund (formerly Oak Street Real Estate Capital Net Lease Property Fund), are currently active and may acquire or sell properties in which we have or may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions, subject to any requirements in our organizational documents, including any required approvals by our trustees that are independent of the Adviser and its affiliates (our “Independent Trustees”). Additionally, we may engage in transactions directly with Blue Owl, the Adviser or their affiliates, subject to any requirements in our organizational documents. When we acquire a property from Blue Owl, the Adviser or one of their affiliates, including in connection with our acquisition of the initial portfolio from Other Blue Owl Accounts, or sell a property to Blue Owl, the Adviser or one of their affiliates, the purchase price we pay to Blue Owl, the Adviser or one of their affiliates or the purchase price paid to us by Blue Owl, the Adviser or one of their affiliates may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arms’ length negotiations with an unaffiliated third party. The Adviser will face conflicts of interest in determining this purchase price and there is no assurance that any conflict will be resolved in our favor.
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
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Other Blue Owl Accounts, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the Investment Committee are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters.
The Adviser and its affiliates may face conflicts of interest with respect to services performed for our tenants, borrowers and co-investors.
Our Adviser and its affiliates may provide a broad range of financial services to companies that may be our tenants, borrowers and co-investors, including providing arrangement, syndication, origination, co-investment, structuring and other services to such companies, and will generally be paid fees for such services, in compliance with applicable law, by the companies. Any payments received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. Further, any such payments made to our Adviser or its affiliates will not reduce or offset the management fee. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and recommendations to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a company that would be in our best interest. In addition, we may enter into sale-leaseback transactions with companies in which Other Blue Owl Accounts provide lending or hold a minority interest. In the event of a restructuring, such Other Blue Owl Accounts would be a secured lender of the company and we would be an unsecured lender. The Adviser could, in certain circumstances, have an incentive not to pursue actions against a tenant that would be in the best interest of the Company. While the Adviser will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its prevailing policies and procedures with respect to conflict resolution among the Other Blue Owl Accounts, such transactions are not required to be presented to the Board of Trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in the Company’s favor.
The Adviser or its affiliates may have incentives to favor Other Blue Owl Accounts or the Adviser over us, which may result in conflicts of interest that could be harmful to us.
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, Other Blue Owl Accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from Other Blue Owl Accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the Investment Committee and other executives and employees of our Adviser will hold and receive interests in Blue Owl and its affiliates, in addition to cash and carried interest. In these instances, a portfolio manager for our Adviser has an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans. In these circumstances, our Adviser has an incentive to favor these other investment companies or accounts over us. Finally, the Adviser will face conflicts of interest in connection with the acquisition of our initial portfolio from Other Blue Owl Accounts. In particular, although the initial portfolio acquisition was approved by our Board of Trustees based in part on independent appraisals, the purchase price paid and the timing of the various acquisitions will impact the performance-based fees that the Adviser is entitled to receive from such Other Blue Owl Accounts, which could incentivize the Adviser to cause us to acquire such assets at higher prices or acquire assets at inopportune times. Our Board of Trustees will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
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
Actions by our Adviser or its affiliates on behalf of Other Blue Owl Accounts may be adverse and harmful to us and our investments.
The Adviser and its affiliates manage assets for accounts other than us, including, but not limited to, Other Blue Owl Accounts. Actions taken by the Adviser and its affiliates on behalf of the Other Blue Owl Accounts may be adverse to us and our investments, which could harm our performance. Decisions made with respect to the securities held by one of the Other Blue Owl Accounts may cause (or have the potential to cause) harm to the different class of securities of the issuer held by Other Blue Owl Accounts. While the Adviser and its affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to minimize the conflict could be challenged. If the Adviser and its affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest—Overlapping Investments with Other Blue Owl Accounts.”
Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.
We, directly or through our Adviser, may obtain confidential information about the companies that become our tenants or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, Other Blue Owl Accounts may invest in entities that manage companies that are our tenants and, as a result, may obtain additional confidential information about such companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.
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
The Adviser is expected to engage certain service providers that are affiliates of, or otherwise have a relationship with, the Adviser, Blue Owl or their respective affiliates or are portfolio companies of Other Blue Owl Accounts.
Our Adviser intends to engage certain service providers that are affiliates, or otherwise have a relationship with, our Adviser, Blue Owl, or their respective affiliates, including STACK Infrastructure, Inc. (together with its affiliates and wholly and partially owned subsidiaries, “STACK”). STACK is a portfolio company owned by certain Other Blue Owl Accounts, with approximately 900 employees globally across three continents and approximately 20 markets as of February 2025. STACK, a partner across the entire data center space, may provide services to certain of our investments. Other Blue Owl Accounts own, and Blue Owl or Other Blue Owl Accounts may in the future own, and manage other portfolio companies that may provide services to other investees of ours over time (together with STACK, “Subsidiary Service Providers” and each, a “Subsidiary Service Provider”). Subsidiary Service Providers (or personnel thereof) are expected to provide services (directly or indirectly pursuant to shared services arrangements) to certain investments owned directly or indirectly by us.
Additionally, our Adviser, the Company, Blue Owl or their respective affiliates or a Subsidiary Service Provider may enter into service arrangements in respect of our investments, relating to the provision of certain services, including asset management, investment origination, construction management, development management, facilities management, marketing, leasing and other real estate-related services (collectively, “Services”) (such arrangements, “Service Arrangements”). We will bear the cost of engaging such service providers. Subsidiary Service Provider compensation borne by us or our investments (directly or through a subsidiary investment vehicle) will not be shared with us or reduce the management fee. Except with respect to services specifically contemplated by the Investment Advisory Agreement, any engagement of a service provider that is an affiliate of our Adviser, the Company or Blue Owl or a Subsidiary Service Provider will be made on terms determined to be fair and reasonable to us as determined by the Board, including a majority of the Independent Trustees.
STACK currently provides Services to a number of investments owned directly or indirectly by certain Other Blue Owl Accounts and is expected to provide Services to investments owned directly or indirectly by us. Such Services provided by STACK will be charged at market rates. The Adviser (or an affiliate thereof) has established, and expects to establish additional, Subsidiary Service Providers, some of which may be wholly or partially owned direct or indirect subsidiaries of STACK, the Company, Other Blue Owl Accounts or the Adviser (or an affiliate thereof), as well as third parties. Such Subsidiary Service Providers (or personnel thereof) may provide services (directly or indirectly pursuant to shared services arrangements) to any investment owned directly or indirectly by Other Blue Owl Accounts, the Company or any other vehicle or account managed by the Adviser or its affiliates or a third party.
Each Subsidiary Service Provider, including STACK (or an affiliate thereof or the Company, Other Blue Owl Accounts or a third party), may sponsor or maintain an incentive compensation plan (a “Subsidiary Incentive Plan”), under which the personnel of such Subsidiary Service Provider (or others providing services to or at the request of the Subsidiary Service Provider) will effectively be entitled to participate in the profits resulting from such Subsidiary Service Provider’s business. A Subsidiary Incentive Plan would allow for the dilution of the Company’s ownership in, and consequently the shareholders’ entitlement to distributions and economic returns from investments for which such Subsidiary Service

Provider provides services. To the extent investments made by us are subject to a Subsidiary Incentive Plan, the Subsidiary Incentive Plans will dilute our ownership of such investments and reduce the amount of distributions to which the shareholders would otherwise be entitled.
Any compensation or benefits received under any Subsidiary Incentive Plan will not be shared with us or the shareholders, and will not reduce or offset the management fee. Notwithstanding anything to the contrary set forth in the Operative Agreements, the terms and conditions of any arrangement with any Subsidiary Service Provider or Subsidiary Incentive Plan may be modified with the approval of the Board of Trustees.
In addition, our Adviser could encounter conflicts of interest in respect of the engagement of a Subsidiary Service Provider to perform Services for the Company or its subsidiaries due to such Subsidiary Service Provider’s ownership by Other Blue Owl Accounts. As a fiduciary, our Adviser is obligated to act in the best interest of the Company, which could require the Adviser to cause the Company, in its capacity as the client of a Subsidiary Service Provider, to take actions that could be adverse to the Subsidiary Service Provider, including, for example, filing a lawsuit to remedy a breach of contract. Because such actions could adversely affect an Other Blue Owl Account, or potentially impact the value of the applicable Subsidiary Service Provider or other investment made by an Other Blue Owl Account, the Adviser could, in certain circumstances, have an incentive not to pursue actions against a Subsidiary Service Provider that would be in our best interest. As a result, although the Adviser believes that the engagement of Subsidiary Service Providers will enhance our operational outcomes, it could also result in additional conflicts of interest.
By executing the Subscription Agreement, each shareholder acknowledges and agrees to the arrangements described above, including that (a) Subsidiary Service Providers, including STACK, may provide Services to certain of our investments (including pre-construction) and, in connection therewith, each such Subsidiary Service Provider will be entitled to receive Subsidiary Service Provider compensation in the form of fees or cost reimbursement (based on an allocation of cost across each investment in respect of which such Subsidiary Service Provider is providing a particular service), determined in good faith by our Adviser in its sole discretion as reasonable in relation to the value of services received (b) as a result of any Subsidiary Incentive Plans, the ownership interests of ours in investments in respect of which a Subsidiary Service Provider provides services may be diluted, (c) Subsidiary Service Provider compensation and compensation provided pursuant to any Subsidiary Incentive Plan may (and generally will) be borne by us or an investment and will not reduce the management fee, (d) our Adviser is authorized to enter into, and take any action under, any contract, agreement or other instrument as our Adviser determines to be necessary or desirable to carry out the foregoing clauses (a), (b) and (c), and (e) none of the foregoing activities will be considered to result in a breach of the Operative Agreements by our Adviser.
The terms of arrangements described in this section constitute conflicts of interest for shareholders to understand and consider. Shareholders will not have any ability to negotiate the financial or other terms of these arrangements, and no third party has been asked to determine whether these terms are fair or consistent with market. In particular, shareholders should understand the impact that the Subsidiary Incentive Plans and Service Arrangements will have on their ultimate returns of capital.
Misconduct of employees of the Adviser, its affiliates, or third-party service providers could cause significant losses to us.
Misconduct or misrepresentations by employees of the Adviser, its affiliates or third-party service providers could cause significant losses to us. Employee misconduct may include binding us to transactions that exceed authorized limits or present unacceptable risks and unauthorized trading activities, concealing unsuccessful trading activities (which, in any case, may result in unknown and unmanaged risks or losses) or making misrepresentations regarding any of the foregoing. Losses could also result from actions by third-party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities. Despite due diligence efforts, misconduct and intentional misrepresentations may be undetected or not fully comprehended, thereby potentially undermining the Adviser’s due diligence efforts. No assurance can be given that the due diligence performed by the Adviser will identify or prevent any such misconduct. Investors generally do not have a direct ability to enforce provisions of the agreements negotiated with our service providers, including, without limitation, the Adviser or the independent auditor. In the event that the actions or omissions of any of our service providers were to result in an adverse impact on shareholders, this may give rise to contractual rights for us. However, any such rights would need to be exercised by us on behalf of our shareholders as a whole.
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
Conflicts of interest could arise between the interests of our shareholders and the interests of holders of OP Units, which may impede business decisions that could benefit our shareholders.
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
Our Declaration of Trust authorizes our Board of Trustees to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our Board of Trustees has duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our shareholders, which may cause a reduction in the total return to our shareholders.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We (and our Subsidiary REITs) generally must distribute annually at least 90% of our REIT taxable income, as discussed above. In addition, we (and our Subsidiary REITs) will be subject to a 4% nondeductible excise tax if the actual amount that we distribute or are deemed to have distributed to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our shareholders, and our Subsidiary REITs intend to make distributions to the Operating Partnership, in order to comply with the REIT requirements of the Code and avoid U.S. federal income and excise taxes. From time to time, we (and our Subsidiary REITs) may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we (or any of our Subsidiary REITs) do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity (or increase the costs, or reduce the equity, of any of our Subsidiary REITs). Thus, compliance with the REIT requirements may hinder our ability and our Subsidiary REITs’ ability to grow, which could materially and adversely affect the net asset value of our shares.
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
Our ownership of, and relationship with, any TRS will be restricted and a failure to comply with the restrictions could jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS, directly or indirectly, owns more than 35% of the voting power or value of the stock will in turn automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at the relevant corporate income tax rates on any income that it earns, and there is no requirement that a TRS must make a distribution of its taxable income to the parent REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Although we plan to monitor our investments in TRSs, there can be no assurance that we will be able to comply with the TRS ownership limitation or avoid the application of the 100% excise tax, each as discussed above.
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
To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash and cash items, U.S. government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
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
We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. If we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
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
We may acquire investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. We cannot guarantee that the IRS will not challenge our characterization of any sale-leaseback transactions. If any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and the timing of our income inclusion could differ from that of the lease payments. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “gross income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.
We may face risks applicable to Benefit Plan Investors.
We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any “benefit plan investor” (a “Benefit Plan Investor”) within the meaning of Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the United States Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). In this regard, until such time as each class of the shares are considered “publicly-offered securities” (within the meaning of the Plan Asset Regulations), we intend to limit investment in each class of shares by Benefit Plan Investors to less than 25% of the total value of each class of shares (within the meaning of the Plan Asset Regulations). Accordingly, the Adviser will have the power to take certain actions to avoid having our assets characterized as “plan assets,” including, without limitation, placing restrictions on share purchases, redemptions and participation in the distribution reinvestment plan, and requiring a shareholder to dispose of all or part of its shares.
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
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. Treasury regulations provide that for these purposes the ownership by non-U.S. persons is determined by looking through certain entities, including certain flow- through entities. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of our shares would be subject to tax under FIRPTA, unless (i) our shares were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our shares. However, we do not expect our shares to be regularly traded on an established securities market. Furthermore, certain distributions by us may be subject to tax under FIRPTA unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied, subject to certain exceptions.
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
With limited exceptions, dividends received from us by most U.S. shareholders that are individuals, trusts or estates are not eligible for taxation at the preferential income tax rates applicable to qualified dividends generally received from taxable subchapter C corporations, but generally are eligible for the lower effective tax rates applicable to qualified REIT dividends under Section 199A of the Code. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay qualified dividends, which could inhibit our ability to grow or pursue certain investment opportunities.
Risks Related to Our Private Offering and Ownership of Our Shares
We have limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We have limited operating history and may not be able to achieve our investment objectives. We cannot assure you that the past experiences of the Adviser and its affiliates will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares may entail more risk than a REIT with a substantial operating history.
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

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding shares at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares of beneficial interest under this requirement. Additionally, at least 100 persons must beneficially own our shares during at least 335 days of a taxable year for each taxable year. To help ensure that we meet these tests, our Declaration of Trust restricts the acquisition, transfer and ownership of our shares.
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
Holders of our shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust authorizes us to issue an unlimited number of shares of beneficial interest, par value $0.01 per share, including an unlimited number of common shares, of which an unlimited number of shares are classified as Class S shares, an unlimited number of shares are classified as Class N shares, an unlimited number of shares are classified as Class D shares and an unlimited number of shares are classified as Class I shares, and an unlimited number of preferred shares of beneficial interest, par value $0.01 per share. In addition, our Board of Trustees may amend our Declaration of Trust from time to time to decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. After a shareholder purchases shares in our private offering, our Board of Trustees may elect, without shareholder approval, to: (1) sell additional shares in this or future offerings; (2) issue common shares or OP Units in private offerings; (3) issue common shares or units in our Operating Partnership upon the exercise of the options we may grant to our Independent Trustees, officers, or future employees; (4) issue common shares or units in our Operating Partnership to the Adviser or the Special Limited Partners, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue common shares or units in our Operating Partnership to sellers of properties we acquire; or (6) issue equity incentives to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive arrangements. To the extent we issue additional common shares after a shareholder purchases shares in our private offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional OP Units after a shareholder purchases shares in our private offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the OP Units may, in the discretion of our Board of Trustees, be exchanged for common shares, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of common shares, thereby diluting the percentage ownership interest of other shareholders. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. OP Units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common shares held by our shareholders. Certain OP Units may have different and preferential rights to the terms of the common OP Units which correspond to the common shares held by our shareholders.
There is no public trading market for our shares; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
There is no current public trading market for our shares, and we do not expect that such a market will ever develop. Therefore, the repurchase of shares by us will likely be the only way for you to dispose of your shares. An investment in the Company should be viewed as an illiquid investment. We expect to continue to repurchase shares at a price equal to the NAV per share of the applicable class as of the last calendar day of the first month of the applicable calendar quarter and not based on the price at which you initially purchased your shares, except that, subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 98% of the repurchase price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our Share Repurchase Plan.
Failure to identify and exclude bad actors could disqualify us from relying on certain rules on which we rely.

We are offering common shares in a private offering, not registered under the Securities Act, or any other securities laws, including state securities or blue sky laws. Our common shares are offered in reliance upon the exemption from registration thereunder provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. If certain persons and entities involved with the offering of the common shares, including any shareholder holding 20% or more of our outstanding voting equity securities, are or have been subject to certain criminal convictions, SEC disciplinary orders, court injunctions or similar adverse events, then in certain instances we may be disqualified from relying upon Rule 506. There is no assurance that efforts to exercise reasonable care to identify and exclude bad actors from participating in the offering will be deemed to be sufficient to comply with these requirements. If we were disqualified from relying upon the exemption from registration provided in Rule 506, there may not be another exemption from registration available under the Securities Act and, consequently, we may not have an exemption from registration under any state securities or blue sky laws. If these exemptions from registration were unavailable, then we may be subject to, and incur significant costs related to, enforcement actions and rescission rights may be available to the shareholders, which if exercised, may require us to liquidate assets earlier and on less advantageous terms than were anticipated at underwriting and/or may cause us to have a more limited amount of capital available for investment, impairing our ability to assemble, manage, retain and harvest a complete and balanced portfolio.
Your ability to have your shares repurchased is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our Board of Trustees may make exceptions to modify or suspend our Share Repurchase Plan if it deems such action to be in our best interest.
We may choose to repurchase fewer shares than have been requested in any particular calendar quarter to be repurchased under our Share Repurchase Plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases by certain “fund of fund” vehicles and certain non-U.S. investor access funds primarily created to hold our shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any particular calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the preceding three months for which NAV is available). Shares or units issued to the Adviser and its affiliates under our management fee, to Blue Owl Capital Holdings and its related parties for the Upfront Equity Investment, to Blue Owl Capital Holdings as payments of interest for its unsecured loan to the Operating Partnership, or for a Special Limited Partner’s performance participation interest are not subject to these repurchase limitations. Further, our Board of Trustees may make exceptions to, modify, or suspend our Share Repurchase Plan if in its reasonable judgment it deems such action to be in our best interest. Our Board of Trustees cannot terminate our Share Repurchase Plan absent a liquidity event which results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any applicable calendar quarter, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the second month of the next calendar quarter, or upon the recommencement of the Share Repurchase Plan, as applicable.
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

Events affecting the economic conditions in the United States or elsewhere, or globally, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system or market volatility (including as a result of the ongoing hostilities between Russia and Ukraine and conflict and escalating tensions in the Middle East and Venezuela), newly introduced or threatened tariffs by the new United States Presidential Administration and any resulting trade wars, could cause our shareholders to seek repurchase of their shares pursuant to our Share Repurchase Plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
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
We will be and we will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups (“JOBS”) Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
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
Purchases and repurchases of our shares are not made based on their current NAV per share.
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
Investments in real estate debt and other securities with readily available market quotations will be valued monthly at fair market value. Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations and thus will generally be fair valued by the Adviser. In the case of loans acquired by us, such initial value will generally be the acquisition price of such loan. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by the Adviser within the first full month after we invest in such investment and no less than monthly thereafter. Additionally, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. For more information regarding our valuation process, see “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities --NAV and NAV Per Share Calculation.”
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
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. In recent months, there has been limited transaction volume in private real estate which increases the degree of difficulty in determining appropriate valuations. This market environment in particular makes it more difficult to value the initial portfolio we are acquiring from Other Blue Owl Accounts. There will be no retroactive adjustment in the valuation of such assets, the purchase price of our shares, the price we paid to repurchase our shares or NAV-based fees we paid to the Adviser and the Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price a shareholder will pay for our shares in our private offering is generally based on the NAV per share on the last calendar day of the prior month, and the price at which their shares may be repurchased by us pursuant to our Share Repurchase Plan is generally based on the NAV per share as of the last calendar day of the first month of the calendar quarter, a shareholder may pay more than realizable value or receive less than realizable value for their investment.
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
The methods used by our Adviser and State Street Bank and Trust Company, a third-party firm that provides us with certain administrative and accounting services, to calculate our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase our shares, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles. These valuations may differ from liquidation values that could be realized if we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our shares and the amount of the Adviser’s management fee and the Special Limited Partners’ performance participation allocations. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our shares were sold or repurchased or on the amount of the Adviser’s management fee or the Special Limited Partners’ performance participation allocations, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Adviser’s policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities —Net Asset Value Calculation and Valuation Guidelines.”
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
Starting in September 2023, we, through the Operating Partnership, initiated a program to raise capital in private placements exempt from registration pursuant to Rule 506(b) under the Securities Act through the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership. These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Properties indirectly sold to investors pursuant to such private placements may be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, with any such lease being fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership has the right, but not the obligation, to acquire (i) the interests in the Delaware statutory trust (“FMV Purchase Option”), or (ii) the applicable Delaware statutory trust’s right, title, or interests in any one or more of the properties owned by the Delaware statutory trust

(“FMV Real Estate Option”), from the investors at a later time in exchange for OP Units. As noted above, the Operating Partnership may elect not to exercise its FMV Purchase Option or FMV Real Estate Option with respect to a DST Property. In the event the Operating Partnership elects not to exercise the FMV Purchase Option or FMV Real Estate Option, our leverage ratio could increase based on remaining master lease obligations. In addition, the master lease is non-cancellable, except in certain limited circumstances, such as (i) a termination by the master tenant in certain casualty and condemnation events or (ii) a termination by the landlord upon an event of default by the master tenant. Further, investors who acquired interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.
The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under our DST Program will not shield us from risks related to the performance of the real properties held through such structures.
Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into specific Delaware statutory trusts and then sell interests, via its TRS, in such trusts to third-party investors. We may indirectly hold long-term leasehold interests in the properties pursuant to master leases that are fully guaranteed by our Operating Partnership, while the third-party investors indirectly hold some or all of the interests in the real estate. There can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Although we will hold the FMV Purchase Option or FMV Real Estate Option to reacquire the real estate through a purchase of interests in the Delaware statutory trust or interest in the Delaware statutory trust’s right, title, and interests in one or more of the properties themselves, the purchase price will be based on the then-current fair market value of the third-party investors’ interests in the real estate, which will be greatly impacted by the rental terms fixed by the long-term master lease. Under the lease, we would be responsible for subleasing the property to occupying tenants until the earlier of the expiration of the master lease or our exercise of the FMV Purchase Option or FMV Real Estate Option, which means that we would bear the risk that the underlying cash flow from the property and all capital expenditures may be less than the master lease payments at such time. Therefore, even though we will no longer own the underlying real estate, because of the potential fixed terms of any long-term master lease guaranteed by our Operating Partnership, negative performance by the underlying properties could require the Operating Partnership to make payments to fulfill its guaranteed obligations and, thus, reduce cash available for distributions to our shareholders and would likely have an adverse effect on our results of operations and NAV.
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
Cybersecurity Processes and Risk Assessment
Blue Owl’s cybersecurity program is focused on (i) protecting confidential business, client, investor and employee information that they store or process; (ii) maintaining the security and availability of Blue Owl’s systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and Blue Owl’s responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and employee information that Blue Owl stores or processes, and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Blue Owl’s Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing proactive and reactive measures, including Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to Blue Owl’s critical systems, including software and network changes, and various other technological and administrative safeguards. Blue Owl’s cybersecurity processes and systems are designed to protect against unauthorized access of information through Blue Owl’s system and infrastructure, including by cyberattacks. Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework.
Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations as appropriate and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and helping identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third-party consultants and vulnerabilities are reviewed and addressed by Blue Owl IT Management. When Blue Owl engages vendors and other third-party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
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
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by Blue Owl’s IT Management as part of its responsibility for enterprise-wide cybersecurity strategy, policies, implementing Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes and various other technological and administrative safeguards. The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.
Our Board of Trustees has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity risk, to the audit committee of the Board of Trustees (the “Audit Committee”). Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as well as our full Board of Trustees, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2025, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Operations—Cybersecurity risks and cyber security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.” and “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Operations—Increased data protection regulation may result in increased complexities and risks in connection with the operation of our business and our products.” Additionally, although Blue Owl has insurance coverage for cybersecurity events, there can be no assurance that Blue Owl will be able to maintain its insurance coverage or it will be enough to cover the cost associated with one or more cybersecurity events.
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

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of December 31, 2025, we were not involved in any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Shares
Our common shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common shares. The Private Offering consists of four classes of our common shares: Class S shares, Class N shares, Class D shares and Class I shares. As of March 10, 2026, there were 19,444 holders of record of our Class S shares, 1,212 holders of record of our Class N shares, 31 holders of record of our Class D shares, and 12,778 holders of record of our Class I shares.
The share classes have different upfront transaction fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.
The Dealer Manager, an affiliate of the Adviser, serves as the dealer manager for the Private Offering. Unless the Dealer Manager and the applicable financial intermediaries agree otherwise, no upfront selling commission, dealer manager fees, or other similar placement fees (together, the “Upfront Sales Load”) will be paid to the Company or Dealer Manager with respect to the Class S shares. The Dealer Manager will not receive any Upfront Sales Load with respect to Class N, Class D or Class I shares. However, for Class S, Class N, and Class D shares that are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, limited to a percent of the transaction price per share. Certain financial intermediaries may agree that the Dealer Manager will receive an Upfront Sales Load of up to 3.5% with respect to Class S shares sold through such intermediary. The Dealer Manager anticipates that all or a portion of the applicable Upfront Sales Load received by the Dealer Manager will be reallowed (paid) in whole or in part to such financial intermediary or its affiliates. The following table details the upfront transaction fees and ongoing shareholder servicing fees:

	Class S	Class N	Class D	Class I
Transaction fees (% of transaction price)	up to 3.50%	up to 2.00%	up to 1.50%	—%
Shareholder servicing fees (% of NAV)	0.85%	0.50%	0.25%	—%
The purchase price per share of each class will be equal to the then-current transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month. Our NAV for each class of shares is based on the net asset value of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deductions of any liabilities (including the allocation/accrual of any performance participation to the Special Limited Partners and the deduction of any ongoing service fees specifically applicable to such class of shares). See “Part II. Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—NAV and NAV Per Share Calculation” for more information about the calculation of NAV per share.

The following table presents our monthly NAV per share for each of the four classes of our common shares for the year ended December 31, 2025:

	Class S	Class N	Class D	Class I
January 31, 2025	$10.1311	$10.2118	$10.0079	$10.1933
February 28, 2025	$10.1378	$10.2196	$10.0168	$10.2004
March 31, 2025	$10.1351	$10.2159	$10.0133	$10.1977
April 30, 2025	$10.1633	$10.2455	$10.0407	$10.2266
May 31, 2025	$10.1823	$10.2466	$10.0582	$10.2463
June 30, 2025	$10.1807	$10.2623	$10.0566	$10.2458
July 31, 2025	$10.2651	$10.3479	$10.1394	$10.3309
August 31, 2025	$10.3196	$10.4039	$10.1942	$10.3866
September 30, 2025	$10.3877	$10.4727	$10.2600	$10.4571
October 31, 2025	$10.4091	$10.4937	$10.2755	$10.4801
November 30, 2025	$10.4211	$10.5058	$10.2864	$10.4927
December 31, 2025	$10.4980	$10.5838	$10.3620	$10.5706
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
The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements. The Adviser will calculate the fair value of our real estate properties based on factors it considers relevant, such as data obtained from the Adviser’s experience in the market, the most recent values provided by third-party independent appraisers, and input from brokerage firms or real estate consulting professionals.
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
Readily available market quotations
Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers for certain of our real estate debt and other securities. Securities that are traded publicly on an exchange or other public market (stocks, exchange traded derivatives and securities convertible into publicly traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades.
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
NAV and NAV Per Share Calculation
Each class will have an undivided interest in our assets and liabilities, other than class-specific ongoing servicing fees. In accordance with the valuation guidelines, our NAV per share for each class as of the last calendar day of each month, using a process that reflects several components, including the estimated fair value of (1) each of our properties (including the DST Properties), (2) our real estate debt and other securities, and (3) our other assets and liabilities. The NAV for each class of shares is based on the net asset values of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any performance participation to the Special Limited Partners and the deduction of any ongoing servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is generally available on or around the 15th calendar day after the last calendar day of each month. Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, any class-specific adjustments are incorporated into our NAV, including additional issuances and repurchases of our shares and accruals of class-specific ongoing servicing fees. For each applicable class of shares, the ongoing servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
Our total NAV presented in the following tables includes the NAV of our Class S, Class N, Class D, and Class I common shares, as well as the partnership interests of NLT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of December 31, 2025 (dollars are in thousands):

Components of NAV	December 31, 2025
Cash and cash equivalents	$119,444
Restricted cash	48,521
Investments in real estate	4,446,590
Investment in leases - Financing receivables	511,986
Investments in real estate debt	2,104,333
Intangible assets	293,941
Investments in unconsolidated real estate affiliates	3,815,603
Other assets	33,533
Mortgage notes and credit facility	(1,834,133)
Unsecured senior notes, net	(126,496)
Other borrowings	(753,947)
Due to affiliates	(53,074)
Accounts payable and accrued expenses	(150,612)
Other liabilities	(450,094)
Net Asset Value	$8,005,595
Number of outstanding shares/units	759,569,944
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2025 (dollars are in thousands, except for per share amounts):

NAV per share	Class S Shares	Class N Shares	Class D Shares	Class I Shares (1)	Third - Party Operating Partnership Units (2)	Total
NAV	$3,222,585	$505,901	$92,430	$3,800,975	$383,704	$8,005,595
Number of outstanding shares/units	306,971,144	47,799,493	8,920,047	359,580,057	36,299,203	759,569,944
NAV Per Share/Unit as of December 31, 2025	$10.4980	$10.5838	$10.3620	$10.5706	$10.5706
__________________
(1)Includes 745,946 Class I shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of NLT OP held by the Special Limited Partners and parties other than us.

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of December 31, 2025:

Property Type	Capitalization Rate (1)
Industrial	6.1%
Land	10.2%
Office	7.6%
Retail	6.7%
(1) Excludes properties owned by unconsolidated real estate affiliates.

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our wholly owned property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Land	Office	Retail
Capitalization Rate	0.25 % Decrease	+2.4%	+2.7%	+3.5%	+6.5%
(weighted average)	0.25 % Increase	(4.9)%	(2.4)%	(3.3)%	(1.9)%
The following table reconciles shareholders’ equity and NLT OP partner’s capital per our Consolidated Balance Sheet to our NAV (in thousands):

December 31, 2025
Shareholders’ equity	$7,016,820
Non-controlling interests attributable to NLT OP	237,721
Redeemable non-controlling interests	125,360
Redeemable common shares	7,885
Total partners' capital of NLT OP under GAAP	7,387,786
Adjustments:
Accrued shareholder servicing fee	165,340
Accrued organization and offering costs	7,060
Accumulated depreciation and amortization under GAAP	296,211
Allowance for credit losses under GAAP	25,173
Unrealized net real estate and real estate debt appreciation	213,311
Accrued interest on financing receivables	(22,474)
Straight-line rent	(62,361)
Deferred tax liability	(4,451)
NAV	$8,005,595
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
•We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV. Our mortgage notes, term loan credit facilities, unsecured revolving credit facilities, unsecured senior notes, and secured financings of investments in real estate debt (“Debt”) are presented at their amortized cost basis in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.
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
Distributions
Beginning September 21, 2022, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Class S shares, Class D shares, and Class I shares received the same aggregate gross distribution per share, which was $0.7000 per share for the years ended December 31, 2025, 2024, and 2023, respectively. Class N shares received aggregate gross distributions per share of $0.7000 and $0.3787, respectively, for the years ended December 31, 2025, and 2024. Class N shares were only outstanding for seven months of 2024. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.
The following table details the total net distribution for each of our share classes for the year ended December 31, 2025:

Record Date	Class S Shares	Class N Shares	Class D Shares	Class I Shares
January 31, 2025	$0.0512	$0.0541	$0.0562	$0.0583
February 28, 2025	0.0512	0.0541	0.0562	0.0583
March 31, 2025	0.0512	0.0541	0.0562	0.0584
April 30, 2025	0.0512	0.0541	0.0562	0.0583
May 31, 2025	0.0511	0.0541	0.0562	0.0583
June 30, 2025	0.0511	0.0541	0.0562	0.0584
July 31, 2025	0.0511	0.0541	0.0562	0.0583
August 31, 2025	0.0511	0.0540	0.0562	0.0583
September 30, 2025	0.0510	0.0540	0.0562	0.0584
October 31, 2025	0.0510	0.0540	0.0562	0.0583
November 30, 2025	0.0510	0.0540	0.0562	0.0583
December 31, 2025	0.0510	0.0540	0.0562	0.0583
Total	$0.6131	$0.6486	$0.6744	$0.7000
For the years ended December 31, 2025, 2024, and 2023, we declared net distributions of $385.8 million, $215.0 million and $94.3 million, respectively. The following table outlines the tax character of our distributions paid during the years ended December 31, 2025, 2024, and 2023, as a percentage of total distributions.

	Ordinary Income	Capital Gains	Return of Capital
2025 Tax Year	18%	12%	70%
2024 Tax Year	—%	—%	100%
2023 Tax Year	—%	—%	100%

The following table details our distributions declared for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$181,997	47%	$110,824	52%	$53,651	57%
Reinvested in shares	203,765	53%	104,129	48%	40,678	43%
Total distributions	$385,762	100%	$214,953	100%	$94,329	100%
Sources of Distributions
Cash flows from operating activities	$385,762	100%	$214,953	100%	$94,329	100%
Offering proceeds	—	—%	—	—%	—	—%
Total sources of distributions	$385,762	100%	$214,953	100%	$94,329	100%

Cash flows from operating activities (1)	$395,519		$173,203		$146,286
Adjusted cash flows from operating activities (1) (2)	$445,023		$198,168		$146,286
Funds from Operations (2)	$568,220		$230,857		$48,802
Adjusted Funds from Operations (2)	$399,976		$176,203		$86,201
______________
(1)Excluding $20,988 of cash paid during the year ended December 31, 2024 for tenant lease inducements at properties previously under construction in accordance with their lease agreements, and including rent and preferred equity distributions from our build-to-suit arrangements for which rent has not commenced as of December 31, 2025, our inception to date cash flows from operating activities have funded 100% of our distributions. The payments were made using construction escrows acquired in 2022, and held in Restricted Cash on the Consolidated Balances Sheets as of December 31, 2023 and 2022.
(2)Represent non-GAAP supplemental measures. See “Adjusted cash flows from operating activities” below for descriptions and reconciliations of these amounts to GAAP cash flows from operating activities. See “Funds from Operations and Adjusted Funds from Operations” below for a description of Funds from Operations and Adjusted Funds from Operations. Refer to below for reconciliations of these amounts to GAAP net income attributable to ORENT shareholders and for considerations on how to review these metrics.

Non-GAAP Financial Measures
The Company reports its financial results in accordance with GAAP. The Company also uses certain non-GAAP measures that fall within the meaning of Securities and Exchange Commission Regulation G and Regulation S-K Item 10(e), which may provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP measures do not have standardized definitions and are not defined by GAAP. Therefore, our non-GAAP measures are unlikely to be comparable to similar measures presented by other companies. The presentation of these non-GAAP measures should not be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with GAAP. Reconciliations of non-GAAP measures to corresponding GAAP measures are below.
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
The following table presents a reconciliation of our cash flows from operating activities to our adjusted cash flows from operations:

	Year Ended December 31,
	2025	2024	2023
Net cash flows provided by operating activities	$395,519	$173,203	$146,286
Build-to-suit rent and preferred equity distributions	49,504	3,977	—
Amazon escrow payments	—	20,988	—
Adjusted net cash flows from operating activities	$445,023	$198,168	$146,286
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

The following table presents a reconciliation of net income (loss) attributable to ORENT shareholders to FFO and AFFO attributable to ORENT shareholders (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to ORENT shareholders	$465,032	$160,292	$(19,907)
Adjustments to arrive at FFO:
Depreciation and amortization	107,531	96,111	73,375
Impairment charges	—	24,053	9,033
Net (gain) loss on dispositions of real estate	2,180	(43,620)	—
Amount attributable to investment in unconsolidated affiliate	(594)	595	595
Amount attributable to non-controlling interests for above adjustments	(5,929)	(6,574)	(14,294)
FFO attributable to ORENT shareholders	568,220	230,857	48,802
Adjustments to arrive at AFFO:
Straight-line rental income	(21,419)	(19,398)	(20,958)
Amortization of ground lease and below market lease intangibles	297	357	467
Amortization of mortgage discount	—	—	407
Unrealized loss (gain) on foreign currency derivatives	7,491	(3,510)	1,755
Unrealized gains from changes in fair value of financial instruments	(7,624)	(2,014)	(144)
Adjustment for investments in unconsolidated real estate affiliates accounted for under fair value option ("FVO")	(321,123)	(112,675)	6,077
Unrealized loss from changes in fair value of DST financing obligation	8,016	1,602	35
Provision for credit losses	2,409	6,296	9,481
Accretion of tenant loan receivable	(8,081)	(11,792)	(10,440)
Performance participation allocation	97,760	38,321	12,467
Management fee	80,727	45,383	22,224
Interest on affiliate line of credit	—	5,420	16,589
Organization costs	—	(109)	413
Debt extinguishment fees	257	3,309	—
Amortization of deferred financing costs	8,601	10,407	14,327
Shareholder servicing fees	(23,724)	(12,811)	(6,053)
Amount attributable to investment in unconsolidated affiliate	(134)	(154)	(208)
Amount attributable to non-controlling interests for above adjustments	8,303	(3,286)	(9,040)
AFFO attributable to ORENT shareholders	$399,976	$176,203	$86,201
Unregistered Sales of Equity Securities
We are conducting the Private Offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act, Regulation D and/or Regulation S thereunder and applicable state securities laws. The table below details the Class S, Class N, Class D, and Class I common shares sold in the Private Offering (primary and distribution reinvestment plan):

Shares Sold Date	Class S	Class N	Class D	Class I	Total	Aggregate Consideration (1)
January 2025	10,382,646	2,439,188	159,622	12,658,834	25,640,290	$261,733
February 2025	7,481,260	2,668,844	2,024,560	9,469,165	21,643,829	221,026
March 2025	10,325,088	4,261,190	38,747	11,820,586	26,445,611	270,330
April 2025	11,465,695	5,149,122	320,982	11,861,897	28,797,696	294,349
May 2025	9,868,270	1,992,555	292,867	11,692,856	23,846,548	243,654
June 2025	11,612,686	3,075,933	13,464	13,743,664	28,445,747	291,386
July 2025	11,015,774	3,021,911	1,107,175	10,336,621	25,481,481	261,312
August 2025	11,216,935	1,405,560	169,702	15,082,272	27,874,469	286,285
September 2025	11,493,103	1,687,169	370,169	16,239,233	29,789,674	308,354
October 2025	12,866,444	2,538,459	999,601	14,295,976	30,700,480	319,389
November 2025	12,906,969	3,210,497	681,980	16,209,785	33,009,231	345,582
December 2025	11,255,895	1,697,943	86,175	13,475,945	26,515,958	278,221
Total	131,890,765	33,148,371	6,265,044	156,886,834	328,191,014	$3,381,621
(1)     Includes upfront selling commissions for Class S, Class N and Class D shares of $13,100.

Share Repurchases
Our Board of Trustees adopted the Share Repurchase Plan, whereby, subject to certain limitations, shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. Shares repurchased under the Share Repurchase Plan are limited to no more than 5% aggregate NAV per calendar quarter (measured under the average aggregate NAV as of the end of the immediately preceding three months).
Other than as described for Redeemable Common Shares and Redeemable Non-Controlling Interests, the Company is not obligated to repurchase any shares and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our Board of Trustees may modify or suspend the Share Repurchase Plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any particular calendar quarter, shares repurchased during such calendar quarter will be repurchased on a pro rata basis.
The following table sets forth purchases by the Company of its common shares during the three months ended December 31, 2025.

Repurchase Request Deadline	Total Number of Common Shares Purchased (1)	Average Price per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs (3)
December 4, 2025	11,467,788	$10.4572	9,412,488	$—
Total	11,467,788	$10.4572	9,412,488	$—
_______________
(1)Includes 2,055,300 Class I shares previously issued to the Adviser as payment of management fees and interest on the affiliate line of credit. The shares were repurchased at the then-current transaction price resulting in a total repurchase of $21,540.
(2)Repurchase pricing date was October 31, 2025.
(3)Repurchases are limited as set forth in our Share Repurchase Plan described above. All requests under the Share Repurchase Plan were satisfied.

From inception through December 31, 2025, 11,854,913 Class I units in the Operating Partnership were issued to the Special Limited Partners. Subsequent to the initial issuance, 4,570,954 Class I OP Units were distributed to participants in the Special Limited Partners, with the remaining 7,283,959 Class I OP Units held directly by the Special Limited Partners as of December 31, 2025.
From inception through December 31, 2025, the Company issued 15,580,640 Class I shares to the Adviser as payment of management fees and interest on the affiliate loan, and has repurchased 14,834,693 of such shares. As of December 31, 2025, the Adviser held 3,188,789 Class I shares, including shares previously purchased by the Adviser. The repurchase of any Class I OP Units held by the Special Limited Partner or Class I shares held by the Adviser acquired as payment of management fee and interest earned by the Adviser occurs outside of our Share Repurchase Plan.
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
Overview
Blue Owl Real Estate Net Lease Trust (formerly, Oak Street Net Lease Trust) was formed on April 4, 2022 (“Inception”) as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl on August 9, 2022. The Company invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, we may invest outside the U.S. and in real estate debt. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP (formerly, OakTrust Operating Partnership L.P.), a Delaware limited partnership (“NLT OP” or the “Operating Partnership”), and we own substantially all of our assets through NLT OP. We are externally managed by our Adviser. The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and its management does not distinguish the principal business, or group the operations, by property type, lease classification, investment type, or any other grouping for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment.
The Company is a non-listed, perpetual life real estate investment trust (“REIT”) that qualifies as a REIT under the Code for U.S. federal income tax. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.
As of December 31, 2025, we have received net proceeds of $7,505,564 from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class N, Class D, and Class I units of NLT OP. NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
DST Program
On August 31, 2023, the Company, through NLT OP, initiated a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3,000,000 of beneficial interests (“Interests”) in one or more Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). The Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). Under the DST Program, DST Properties, which may be sold, contributed, sourced or otherwise seeded from the Company’s real properties held through NLT OP or from third parties, will be held in one or more DSTs, and will be leased back by wholly owned subsidiaries of NLT OP in accordance with corresponding master lease agreements. Each master lease agreement will be guaranteed by NLT OP, which will have the right, but not the obligation, to acquire the Interests in the applicable DST from the beneficial owners, in each case, in exchange for cash or units of NLT OP (“OP Units”), at a purchase price equal to the fair market value of the beneficial owner’s Interest or the fair market value of the beneficial owner’s interest in one or more of the DST Properties (the “FMV Buyback Option”). The FMV Buyback Option is exercisable during the one-year option period beginning two years from the final closing of the applicable DST Offering or in such other time frame as provided for in the applicable DST arrangement. After a one-year holding period, investors who receive OP Units pursuant to the FMV Buyback Option generally have the right to cause NLT OP to redeem all or a portion of their OP Units for, at the Company’s sole discretion, common shares of the Company, cash or a combination of both.

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
As of December 31, 2025, the Company has raised proceeds of $357,568 from its DST program including $4,658 of upfront fees earned at closing. As of December 31, 2025, 100% of the interests in our first, second, and third DST Offerings have been sold to third parties, and approximately 47% of the interest in our fourth DST Offering has been sold to third parties. As a result of the FMV Buyback Option, the sale of DST Interests is offset by a financing obligation liability. The Company has elected to account for the DST financing obligation using the FVO, and as such, the liability is remeasured at fair value on a recurring basis.
Emerging Growth Company Status
We are and we will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1,235,000, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700,000 as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1,000,000 in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
Recent Developments
Our business is impacted by conditions in the financial markets and economic conditions in the United States and to a lesser extent, globally.
During the fourth quarter of 2025, global equity and debt markets saw appreciation despite some elevated volatility in the third quarter, with U.S. equity indices reaching new all-time highs while credit spreads remained relatively tight. The 10-year Treasury yield ended the quarter approximately flat quarter over quarter and down approximately 40 basis points from the beginning of the year, and the Federal Reserve cut the federal funds rate by an additional 50 basis points during the fourth quarter following a 25 basis point cut in September 2025.
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

2025 Highlights (Results of Operations)
Operating Results
•Declared monthly net distributions totaling $385,762 for the year ended December 31, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class S	Class N	Class D	Class I
Annualized Distribution Rate(1)	5.85%	6.15%	6.55%	6.67%
Year-to-Date Total Return, without upfront selling commissions(2)	9.92%	10.26%	10.57%	10.89%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	6.20%	8.10%	8.94%	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	7.75%	8.66%	8.05%	8.84%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	6.64%	7.78%	7.57%	N/A
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

Investments
•Acquired 10 industrial properties, 31 retail properties, and three parcels of land for a total purchase price of $1,412,465 during the year ended December 31, 2025. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets.
•Invested $2,068,185 and sold $605,128 in real estate debt during the year ended December 31, 2025.
•During the year ended December 31, 2025, contributed $680,988 to acquire additional interests in STORE.
•During the year ended December 31, 2025, made investments in unconsolidated real estate affiliates as follows:

Investment	Ownership Percentage as of December 31, 2025	Contributions (1)
Net lease	50.9%	$210,384
Investments in real estate debt (2)	51.0% - 60.0%	$221,577
Net lease data centers (3)	14.1% - 74.2%	$748,517
(1)    Contributions are net of sales of interests during the year ended December 31, 2025.
(2)    Includes non-cash contributions.
(3)    Includes the Company’s investment in Longhorn JV, LLC (“Longhorn 1.0 JV”). The Company has determined that Longhorn 1.0 JV is considered a significant subsidiary under SEC Regulation S-X Rule 3-09 and Rule 4-08(g) as of December 31, 2025. Accordingly, the Company is required to include Abilene DC 1, LLC’s audited consolidated financial statements as of and for the year ended December 31, 2025, as Exhibit 99.3 to this Annual Report on Form 10-K.

•During the year ended December 31, 2025, made investments in consolidated real estate affiliates as follows:

Investment	Ownership Percentage as of December 31, 2025	Contributions	Type of Investment
BORMW Quantum Shore JV LLC (“Quantum JV”) (1)	99.0%	$3,480	Build-to-suit
MACOOOH001 JV LLC (“MACOOOH001 JV”)	98.0%	20,768	Build-to-suit
(1)    Includes non-cash contributions.

Capital Activity and Financings
•Raised net proceeds of $3,174,063 from the sale of our common shares and repurchased 32,144,033 of our common shares for $331,163 during the year ended December 31, 2025.
•Incurred and paid down our mortgage notes and credit facility debt as follows: (i) incurred secured debt of $57,750; and (ii) incurred net unsecured debt of $251,550.
•Incurred net borrowings under secured financings of investments in real estate debt of $803,569, which are secured by certain of the Company’s CMBS investments and commercial real estate loans.
Overall Portfolio
•Our portfolio as of December 31, 2025 consisted of investments in real estate, including consolidated joint ventures, (42%), investments in leases (5%), investments in real estate debt (19%), and investments in unconsolidated real estate affiliates (34%), based on fair value.
•Our 272 properties as of December 31, 2025, of which 270 are wholly owned and two are held through consolidated joint ventures, consisted primarily of Industrial (68%), Retail (23%), Land (4%), and Office (5%), based on fair value.
•Our investments in real estate debt as of December 31, 2025, consisted of commercial real estate loans, CMBS, and investments in loans receivable related to the land at build-to-suit properties. For further details on credit ratings and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.
•As of December 31, 2025, we held interests in 3,617 properties through our 15 investments in unconsolidated real estate affiliates, primarily through our investment in STORE Capital LLC (“STORE”).
Investment Portfolio
Real Estate Investments
The following chart describes the diversification of our wholly owned and consolidated joint venture investments in real estate by property type based on fair value as of December 31, 2025:
Property Type (1)

(1)     Property Type weighting is measured as the asset value of our wholly owned and consolidated joint venture investments in real estate for each sector category against the total asset value of all such investments. “Real estate investments” excludes properties held within unconsolidated joint ventures, including the Company’s investment in STORE.

The following table provides a summary of our wholly owned real estate portfolio as of December 31, 2025, including Investments in real estate and Investments in leases – Financing receivables:

Property Type (1)	Number of Properties	Sq. Feet (in thousands)	Occupancy Rate (2) (3)	Average Effective Annual Base Rent Per Leased Sq. Foot	Annual Base Rent	Percentage of Total Revenue
Industrial	75	23,104	100%	$8.90	$205,903	64%
Retail	189	3,193	100%	$23.80	75,992	24%
Land	4	27,592	N/A	$0.80	21,250	7%
Office	4	1,006	100%	$20.00	20,125	6%
Total	272	54,895			$323,270	100%
__________
(1)Excludes properties owned by unconsolidated real estate affiliates.
(2)Occupancy Rate is calculated as the percentage of square footage leased.
(3)Land investments are excluded from Occupancy Rate. Build-to-suit investments are included in Occupancy Rate to the extent a lease has been executed.

Real Estate and Leases
The following table provides information regarding our wholly owned real estate property types as of December 31, 2025:

Property Type and Investment (1)	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Sq. Feet (in thousands)	Occupancy Rate (2)(7)
Industrial:
Amazon	5	Various	Aug. - Dec. 2022	100%	4,964	100%
Dorel Industries	1	Cornwall, ON	November 2022	100%	492	100%
EquipmentShare.com (3) (4)	31	Various	Oct. - Nov. 2022	100%	780	100%
Magna International	2	Various	Sep. 2022 - Dec. 2025	100%	2,317	100%
Paradigm (4)	3	Various	October 2022	100%	314	100%
Whirlpool (4)	1	Amana, IA	November 2022	100%	1,572	100%
Tenneco	5	Various	December 2022	100%	2,150	100%
LOC Performance	2	Various	March 2023	100%	990	100%
QVC	2	Various	January 2023	100%	2,166	100%
Save Mart (4)	2	Various	September 2023	100%	555	100%
Quanta Cloud	1	San Jose, CA	June 2024	100%	91	100%
General Mills	1	Belvidere, IL	July 2024	100%	1,318	100%
Hillenbrand	2	Various	September 2024	100%	712	100%
Air Distribution Technologies	7	Various	July 2024	100%	1,097	100%
Johnson Controls	4	Various	September 2022 - December 2025	100%	325	100%
US Foods	1	Fresno, CA	July 2025	100%	97	100%
PsiQuantum (5)	1	Chicago, IL	September 2025	99%	433	N/A
Flowchem	1	Prairie View, TX	October 2025	100%	184	100%
Marzetti (5)	1	Columbus, OH	November 2025	98%	665	100%
Citi Trends	1	Roland, OK	December 2025	100%	563	100%
United Natural Foods	1	Manchester, PA	December 2025	100%	1,319	100%
Retail:
Cracker Barrel (4)	53	Various	September 2022	100%	537	100%
Ramoco Fuels NC LLC	27	Various	September 2023	100%	94	100%
Walgreen Co.	29	Various	September 2022	100%	426	100%

Maverick Gaming	11	Various	Sep. 2022 - Jun. 2023	100%	317	100%
Save Mart (4)	10	Various	July 2023	100%	475	100%
N&L Investments	8	Various	September 2022	100%	22	100%
JK Petroleum (6)	5	Various	September 2022	100%	24	100%
Abbasi (6)	10	Various	September 2022	100%	35	100%
World Fuel Services (6)	5	Various	September 2022	100%	62	100%
Dollar General	10	Various	Dec. 2024 - May 2025	100%	113	100%
Tractor Supply	1	Brooksville, PA	January 2025	100%	22	100%
Starbucks	4	Various	Feb. - Sep. 2025	100%	7	100%
Washington Trust	4	Various	January 2025	100%	27	100%
MedVet	3	Various	Jun. - Aug. 2025	100%	44	100%
ASDA	9	Various	December 2025	100%	988	100%
Office:
Chubb	2	Whitehouse, NJ	November 2022	100%	429	100%
Energy Center	1	Houston, TX	October 2022	100%	524	100%
EquipmentShare.com	1	Colombia, MO	October 2022	100%	53	100%
Land:
HOF Village Waterpark	1	Canton, OH	November 2022	100%	664	N/A
Related Midwest	1	Chicago, IL	September 2025	100%	16,369	N/A
Skybox	1	Wichita Falls, TX	November 2025	100%	9,480	N/A
Kraemer Garden	1	Waite Park, MN	December 2025	100%	1,079	N/A
Total	272				54,895
__________________
(1)Excludes properties owned by unconsolidated real estate affiliates, including STORE.
(2)Land investments are excluded from Occupancy Rate.
(3)Includes build-to-suit assets currently in development.
(4)Includes properties sold or contributed to the DST Program that remain consolidated under GAAP.
(5)Includes assets held in a consolidated joint venture holding a build-to-suit asset.
(6)Includes leases that have not commenced as of December 31, 2025.
(7)Occupancy Rate is calculated as the percentage of square footage leased.

Lease Expirations
The following schedule details the expiring leases at our wholly owned real estate properties by annualized base rent and square footage as of December 31, 2025:

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Square Feet (in thousands)	% of Total Square Feet Expiring
2026	—	$—	—%	—	—%
2027	—	—	—%	—	—%
2028	1	2,025	1%	191	—%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	3	23,467	7%	2,328	4%
2033	17	11,221	3%	1,551	3%
2034	16	14,790	5%	1,917	3%
2035	3	2,301	1%	254	—%
Thereafter	196	269,466	83%	48,654	90%
Total	236	$323,270	100%	54,895	100%
__________________
(1)    Excludes executed leases and build-to-suit properties for which leases have not commenced as of December 31, 2025.

Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties which are primarily accounted for under the FVO. The following table details the Company’s investments in unconsolidated real estate affiliates as of December 31, 2025:

Investment	Number of Investments	Number of Properties	Ownership Percentage	Carrying Amount
Unconsolidated real estate affiliates accounted for under the equity method
Net lease	1	2	49.1%	$5,163
Total unconsolidated real estate affiliates accounted for under the equity method	1	2		$5,163

Unconsolidated real estate affiliates accounted for under the FVO
STORE (1)	1	3,576	22.4%	$2,452,660
Net lease	3	24	50.9%	208,949
Investments in real estate debt	3	N/A	51.0% - 60.0%	188,973
Net lease data centers (2)	8	15	10.6% - 65.5%	951,121
Total unconsolidated real estate affiliates accounted for under the FVO	14	3,615		$3,801,703
Total unconsolidated real estate affiliates	15	3,617		$3,806,866
(1)    The Company has an indirect investment in STORE through Ivory OSREC OS Aggregator LLC. The Company has determined that STORE is considered a significant subsidiary under SEC Regulation S-X Rule 3-09 and Rule 4-08(g) as of December 31, 2025 and 2024. Accordingly, the Company is required to include Ivory Parent LLC’s and STORE’s audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, prepared by STORE and audited by its independent registered public accounting firm, as Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K.
(2)    Includes the Company’s investment in Longhorn JV LLC (“Longhorn 1.0 JV”). The Company has determined that Longhorn 1.0 JV is considered a significant subsidiary under SEC Regulation S-X Rule 3-09 and Rule 4-08(g) as of December 31, 2025. Accordingly, the Company is required to include Abilene DC 1, LLC’s audited consolidated financial statements as of and for the year ended December 31, 2025, as Exhibit 99.3 to this Annual Report on Form 10-K.

Investments in Real Estate Debt
The following table details the Company’s investments in real estate debt held at fair value:

Type of Security/Loan	Weighted Average Coupon (1)(2)	Weighted Average Maturity Date (3)	Face Amount	Cost Basis	Fair Value
CMBS (4)	SOFR +4%	1/24/2036	$850,286	$849,316	$853,531
Commercial real estate loan (4) (5)	9%	6/6/2030	848,991	844,731	852,355
Total investments in real estate debt (6)	8%		$1,699,277	$1,694,047	$1,705,886
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
(5)Certain commercial real estate loans include potential future funding obligations to borrower. See Note 15 - Commitments and Contingencies for additional information.
(6)Total investments in real estate debt per the table above excludes our investments in CMBS investments classified as held to maturity and loans receivable, which are presented below.

The following table details the Company’s CMBS investments which are classified as held-to-maturity and presented at amortized cost. The carrying value of these CMBS investments as of December 31, 2025 is net of an allowance for credit losses of $2,829. The Company did not record an allowance for credit losses related to these CMBS investments as of December 31, 2024. The Company has the intent and ability to hold these CMBS investments until maturity.

	December 31, 2025
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Carrying Value
CMBS	SOFR + 7%	3/26/2030	$387,750	$387,229	$384,570
Other Investments
During the year ended December 31, 2024, the Company acquired land related to build-to-suit properties in sale leaseback transactions for a total purchase price of $28,827 which is being accounted for as an investment in loans receivable and held at amortized cost, as the related lease is not deemed to have commenced until the constructed assets are made available for use by the lessee. Direct costs associated with originating loans are deferred and amortized as an adjustment to interest income over the term of the related loan receivable. During the year ended December 31, 2025, the Company placed seven build-to-suit properties in service and contributed properties for an interest in LV Petroleum JV, including two of its build-to-suit properties with an investment in loans receivable balance of $6,623. See Note 4 - Investments in Real Estate, net for additional information. As of December 31, 2025 and 2024, the Company held 13 and 22 investments in loans receivable related to build-to-suit arrangements with a total balance of $10,691 and $27,635, respectively, which are included within Investments in real estate debt in the Consolidated Balance Sheets.

Results of Operations
The following table sets forth the results of our operations for the years ended December 31, 2025 and 2024:

	Year Ended		Change
	December 31, 2025	December 31, 2024	$
Revenues
Rental revenue	$235,909	$206,995	$28,914
Income from investment in leases - Financing receivables	39,865	61,626	(21,761)
Total revenues	275,774	268,621	7,153

Expenses
Rental property operating	34,199	26,612	7,587
General and administrative	30,163	26,893	3,270
Impairment charges	—	24,053	(24,053)
Management fee	80,727	45,383	35,344
Performance participation allocation	97,760	38,321	59,439
Depreciation and amortization	107,531	96,111	11,420
Total expenses	350,380	257,373	93,007
Other income (expense)
Income from unconsolidated real estate affiliates	549,415	221,916	327,499
(Loss) gain from dispositions of real estate	(2,180)	43,620	(45,800)
Interest expense	(102,678)	(117,433)	14,755
Interest income	119,108	20,784	98,324
Other income (expense), net	2,922	(3,230)	6,152
Total other income, net	566,587	165,657	400,930
Net income before income taxes	491,981	176,905	315,076
Income tax expense	774	3,820	(3,046)
Net income	$491,207	$173,085	$318,122
Net income attributable to non-controlling interests	(26,175)	(12,793)	(13,382)
Net income attributable to ORENT shareholders	$465,032	$160,292	$304,740
Net income per share of common stock – basic	$0.79	$0.49
Net income per share of common stock – diluted	$0.79	$0.49
Weighted-average shares of common stock outstanding, basic	585,286,421	325,419,692
Weighted-average shares of common stock outstanding, diluted	618,474,416	354,595,618

Rental revenue
Rental revenue from our property operations was $235,909 for the year ended December 31, 2025 and $206,995 for the year ended December 31, 2024. The increase in revenues during the periods presented is primarily due to acquisitions of properties classified as Investments in real estate, which increased from 182 as of December 31, 2024 to 241 as of

December 31, 2025, as well as contractual rent increases across the existing portfolio from December 31, 2024 to December 31, 2025.
Income from investment in leases - Financing receivables
Income from investment in leases - Financing receivables was $39,865 for the year ended December 31, 2025, and $61,626 for the year ended December 31, 2024. The decrease is primarily due to revenue from properties that were sold or contributed to joint ventures during 2025 and 2024 and leases that were terminated during 2024.
Rental property operating expenses
Rental property operating expenses were $34,199 for the year ended December 31, 2025, and $26,612 for the year ended December 31, 2024. The increase is primarily the result of our increased property count compared to the prior year.
General and administrative expenses
General and administrative expenses were $30,163 for the year ended December 31, 2025, and $26,893 for the year ended December 31, 2024. The increase in general and administrative expenses is primarily due to an increase in third-party professional fees, partially offset by a decrease in the credit allowance adjustment under the current expected credit losses (“CECL”) model.
Impairment charges
During the year ended December 31, 2024, the Company recognized impairment charges of $24,053 as a result of the Company identifying triggering events in connection with the termination of its leases with SQRL Holdings and HOF Village Waterpark due to non-payment of rent. The Company did not recognize any impairment charges during the year ended December 31, 2025.
Management fee
The management fee for the year ended December 31, 2025 was $80,727 and $45,383 for the year ended December 31, 2024. The increase was primarily due to an increase in NAV.
Performance participation allocation
Performance participation allocation was $97,760 for the year ended December 31, 2025, and $38,321 for the year ended December 31, 2024. The increase was due to an increase in NAV in excess of the required 5% return.
Depreciation and amortization
Depreciation and amortization was $107,531 for the year ended December 31, 2025, and $96,111 for the year ended December 31, 2024. The increase in depreciation and amortization during the periods presented is due to an increase in properties classified as Investments in real estate from 182 properties as of December 31, 2024, to 241 properties as of December 31, 2025.
Income from unconsolidated real estate affiliates
Income from unconsolidated real estate affiliates was $549,415 for the year ended December 31, 2025, and $221,916 for the year ended December 31, 2024. The increase in income from unconsolidated real estate affiliates is primarily due to an increase in the Company’s investment in STORE, as well as income from new investments in unconsolidated real estate affiliates made during the current year.
Net (loss) gain on dispositions
During the year ended December 31, 2025, the Company recognized a loss on dispositions of real estate of $2,180 due to the reversal of non-cash accretion of tenant loan receivables related to the contribution of 15 LV Petroleum properties to LV Petroleum JV. During the year ended December 31, 2024, the Company recognized a net gain on dispositions of real estate of $43,620, resulting from the disposal of one industrial property, one parcel of excess land at an industrial property, one retail property and one land property for total proceeds of $256,893.
Interest expense
Interest expense was $102,678 for the year ended December 31, 2025 and $117,433 for the year ended December 31, 2024. The decrease in expense was primarily due to decreases in mortgage borrowings, as well as decreases in the affiliate line of credit and STORE FIPA loan which were repaid in full in 2024, partially offset by interest on our secured financings of investments in real estate debt in the current year.
Interest income
Interest income was $119,108 and $20,784 for the years ended December 31, 2025 and 2024, respectively. The increase in interest income in the current year was primarily due to acquisitions of investments in real estate debt, as well as an increase in interest earned on our deposits with banks.
Other (expense) income, net
Other income, net was net income of $2,922 for the year ended December 31, 2025, compared to net expense of $3,230 for the year ended December 31, 2024. The increase in income in the current year was primarily due to unrealized gains and income from our investments in real estate debt, as well as a reduction in debt extinguishment fees.
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business with immediate liquidity comprised of cash and cash equivalents of $119,444 and availability under our credit facility of $642,601 as of December 31, 2025. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $3,174,063 for the year ended December 31, 2025, as well as through the ability to sell our liquid CMBS investments with a fair value of $853,531 as of December 31, 2025. Additionally, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and proceeds from our DST Program.
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
We continue to believe that our current liquidity position is sufficient to meet the needs of our expected investment activity.
Capital Resources
As of December 31, 2025, our indebtedness included loans secured by our properties, unsecured credit facilities, unsecured senior notes, and other borrowings. The following table is a summary of our indebtedness as of December 31, 2025 and 2024 (in thousands):

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)(2)	Weighted Average Maturity Date	Maximum Facility Size	December 31, 2025	December 31, 2024
Mortgage notes & credit facility:
Unsecured term loan credit facility	S + 1.35%	6/12/2030	$1,250,000	$1,250,000	$1,165,500
Unsecured revolving credit facility	S + 1.40%	6/12/2029	$2,610,000	414,000	246,950
Fixed rate mortgages	4.99%	8/25/2029	N/A	106,447	99,098
Variable rate mortgages	S + 1.88%	3/2/2029	N/A	106,462	129,824
Deferred financing costs, net				(43,912)	(13,624)
Total mortgage notes & credit facility, net:				1,832,997	1,627,748

Unsecured senior notes
Unsecured senior notes	6.35%	2/2/2030	N/A	$130,000	$130,000
Deferred financing costs, net				(3,504)	(3,655)
Unsecured senior notes, net				$126,496	$126,345

Other borrowings
Secured financings of investments in real estate debt	S + 1.67%	6/20/2027	$1,750,000	$757,069	$—
Deferred financing costs, net				(3,122)	—
Other borrowings, net				$753,947	$—

Total indebtedness				$2,713,440	$1,754,093
_______________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of December 31, 2025, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating-rate debt. See further discussion of outstanding interest rate swaps below.
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
The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greatest of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 1.0% and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the year ended December 31, 2025 was 5.59% (unhedged) and 5.01% (hedged).
The unsecured revolving credit facility consists of USD (“USD Revolver”) and Alternative (“Alternative Revolver”) denominated currencies, and bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greatest of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 1.0% and (d) 1.0%. The adjusted floating rate for the Alternative Revolver is EURIBOR for Euro borrowings, and CORRA plus 0.30% for Canadian Dollar borrowings. The weighted average interest rate for the unsecured revolving credit facility for the year ended December 31, 2025 was 5.63% (unhedged) and 4.69% (hedged). During the year ended December 31, 2025, the Company earned an additional $682 of income as a result of over hedging on our interest rate swaps. We believe the interest rate swaps are still highly effective.

During the year ended December 31, 2025, the Company entered into a variable rate mortgage note of $57,750 secured by a property contributed to a DST as part of our DST Program. The interest on the mortgage and any amounts received or owed under the interest rate swap are borne by such DST and are not consolidated in the Company’s Condensed Consolidated Financial Statements. Additionally, the Company contributed a variable rate mortgage note of $84,500 for interest in a joint venture. Refer to Note 3 - Acquisitions and Dispositions for additional information.
The following table details the Company’s interest rate swaps as of December 31, 2025:

Notional Balance	Fixed Rate
Mortgage notes & credit facilities:
Unsecured term loan credit facility
$700,000	3.65%
$250,000	3.42%
$145,500	4.23%
$100,000	3.67%
$54,500	3.40%
Unsecured revolving credit facility
$100,000	3.25%
$45,500	3.40%
Variable rate mortgages
$47,666	3.74%
Unsecured Senior Notes
On August 28, 2024, NLT OP entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $29,000 of 6.24% Senior Notes Series A, due August 28, 2028, $38,500 of 6.32% Senior Notes, Series B, due August 28, 2029, $39,500 of 6.40% Senior Notes, Series C, due August 28, 2030 and $23,000 of 6.43% Senior Notes, Series D, due August 28, 2031 (collectively, the “Notes”), to accredited investors in a private placement. Interest on the notes is due semi-annually on the 28th day of February and August of each year, beginning on February 28, 2025. Proceeds from the issuance of the Notes were used to pay down existing indebtedness of the Company and for other general purposes. On October 16, 2025, NLT OP entered into an amendment to the Note Purchase Agreement, providing for, among other things, the amendment of certain financial and other covenants to align with the amended and restated credit agreement.
Secured Financings of Investments in Real Estate Debt
During the year ended December 31, 2025, the Company entered into financing agreements secured by certain of its CMBS investments and commercial real estate loans. The terms of the CMBS master repurchase agreements provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company, and may require the Company to provide additional collateral in the form of cash or securities if the market value of such financed investment declines. The CMBS master repurchase agreements have no set maturity date, with each borrowing having initial terms of one to three months. The Company has the option to continuously extend the maturity of outstanding balances for additional one-to-three month terms upon each interim maturity date. The financing arrangements secured by the Company’s commercial real estate loans have a maturity date which is the earliest of (a) the weighted average maturity date of March 26, 2028 or (b) the maturity date of the underlying secured commercial real estate loans. Certain arrangements have a one year extension option.
As of December 31, 2025, the Company’s total secured financings of investments in real estate debt outstanding was $757,069, secured by $497,710 of its CMBS investments and $631,980 of its commercial real estate loans. These financings have a weighted average maturity date of June 20, 2027, and a weighted average interest rate of SOFR + 1.67%, the relevant floating benchmark rate. As of December 31, 2024, the Company did not have any secured financings of investments in real estate debt outstanding. The Company’s secured financings of investments in real estate debt are included within Other Borrowings within the Condensed Consolidated Balance Sheets.

Financial Covenants
The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loan credit facilities, revolving credit facility, and unsecured senior notes agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and tangible net worth thresholds, among others. As of December 31, 2025, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.
Offering of Common Shares
On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering. As of December 31, 2025, the Company is authorized to issue an unlimited number of shares of each of its four classes of common shares (Class S shares, Class N shares, Class D shares, and Class I shares).
As of March 10, 2026, we had received net proceeds of $8,214,747 from selling an aggregate 802,699,054 common shares in the private offering (consisting of 340,000,969 Class S shares, 53,134,696 Class N shares, 13,374,298, Class D shares, and 396,189,091 Class I shares).
Cash Flows
Cash flows provided by operating activities were $395,519 for the year ended December 31, 2025, compared to $173,203 for the year ended December 31, 2024. The change in cash flows provided by operating activities was primarily due to an increase in interest income from our investments in real estate debt and distributions of earnings from unconsolidated real estate affiliates.
Cash flows used in investing activities were $4,266,674 for the year ended December 31, 2025, compared to $1,600,314 for the year ended December 31, 2024. The net increase in cash flows used in investing activities was primarily due to an increase in investing activity related to unconsolidated real estate affiliates, real estate debt, and acquisitions of properties classified as Investments in real estate.
Cash flows provided by financing activities were $3,869,297 for the year ended December 31, 2025, compared to $1,459,217 for the year ended December 31, 2024. The change in cash flows provided by financing activities was primarily due to a net increase in secured borrowings on investments in real estate debt, proceeds received from the issuance of common shares, and proceeds from the Company’s DST program.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See Note 2 - Summary of Significant Accounting Policies and Estimates for further descriptions of the below accounting policies.
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
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of December 31, 2025.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$2,763,978	$274,446	$440,183	$2,026,349	$23,000
Organization and offering costs	7,060	2,811	4,249	—	—
Total	$2,771,038	$277,257	$444,432	$2,026,349	$23,000
The Company has future commitments to fund the construction of wholly owned assets and assets held at joint ventures under build-to-suit arrangements. As of December 31, 2025, the Company estimates that its total remaining future commitments to complete the construction of the assets is $1,896,223. Additionally, as of December 31, 2025, the Company has commitments to fund up to $240,984 in additional future fundings related to our commercial real estate loans, including those held through joint ventures.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness, whereas an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of floating rate financings with staggered maturities and through interest rate hedging agreements to fix all or a portion of our variable rate debt. As of December 31, 2025, the outstanding principal balance of our indebtedness was $2.8 billion and consisted of mortgage notes, term loan credit facilities, unsecured revolving credit facilities, unsecured senior notes, and other borrowings.
Certain of our mortgage notes, term loan credit facilities, and unsecured revolving credit facilities are variable rate and indexed to one-month SOFR, and one-month SONIA (collectively, the “Reference Rates”). For the year ended December 31, 2025, a 50 basis point increase in each of the Reference Rates would have resulted in a $1.3 million increase in interest expense. Our exposure to interest rate risk may vary in future periods as the amounts and terms of our interest rate hedging agreements change over time as we implement our hedging program.
Investments in Real Estate Debt
As of December 31, 2025 and December 31, 2024, we held $1,706 million and $619.5 million of investments in real estate debt, respectively, which are reported at fair value on our Consolidated Balance Sheet. Our investments in real estate debt consist of floating-rate and fixed rate debt. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the year ended December 31, 2025, a 50 basis point increase or decrease in the Reference Rates would have resulted in a $1.4 million increase or decrease to income from investments in real estate debt.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of December 31, 2025 and December 31, 2024, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $170.6 million and $61.9 million, respectively.

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
ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).
ITEM 9B.    OTHER INFORMATION
During the year ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
We operate under the direction of our Board of Trustees. Our Board of Trustees has retained the Adviser to manage the acquisition and dispositions of our investments, subject to the Board of Trustees’ supervision.
Board of Trustees and Executive Officers
Information regarding the Board of Trustees and executive officers is set forth below:

Name	Age*	Position	Position Held Since
Marc Zahr	46	Chief Executive Officer and Trustee	2022
Gary Rozier	48	President	2025
Michael Reiter	48	Chief Operating Officer and Trustee	2022
Jesse Hom	42	Chief Investment Officer	2025
Jared Sheiker	33	Chief Acquisitions Officer	2025
Alan Kirshenbaum	54	Trustee	2022
Kevin Halleran	43	Chief Financial Officer	2022
Andrew Morris	39	Secretary	2025
Rick Buoncore	69	Trustee	2022
Fred Cummings	59	Trustee	2022
Michael Mackey	59	Trustee	2022
Jonathan Shames	64	Trustee	2022
__________________
*As of January 1, 2026
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
Our Board of Trustees has adopted policies on investments and borrowings, the general terms of which are set forth in this Annual Report on Form 10-K. The Board of Trustees may revise these policies or establish further written policies on investments and borrowings and will monitor our administrative procedures, investment operations and performance. Our

Board of Trustees, including a majority of our Independent Trustees, will review our investment policies with sufficient frequency, and at least annually, to determine that they are in our best interest.
Biographical Information
Trustees
Our trustees have been divided into two groups — Independent Trustees and Non-Independent Trustees.
Non-Independent Trustees
Marc Zahr has served as a member of our Board of Trustees since August 2022. Mr. Zahr is the Founder and the President of Blue Owl Real Assets, a division of Blue Owl, and a member of Blue Owl Capital Inc.’s Board of Directors. Mr. Zahr served as the Managing Partner and Chief Executive Officer at Blue Owl Real Assets from September 2009 to December 2021, and has been with Blue Owl since December 2021. Mr. Zahr also serves as the Chairman of the Board of Trustees of the Company and of Blue Owl Digital Infrastructure Trust, a private placement REIT. As the Head of the Blue Owl Real Assets division, Mr. Zahr is responsible for the overall direction and leadership of all real estate related activities. He manages and oversees the firm’s investment activities which include sourcing, underwriting and negotiating all acquisitions. Mr. Zahr also leads the Real Estate Investment Committees and new product development. Mr. Zahr was honored as one of Crain’s Chicago Business’s 40 Under 40 for 2018. Prior to Blue Owl, Mr. Zahr served as Vice President at American Realty Capital where he was responsible for the analytics and acquisition activities within the company’s real estate portfolios. Mr. Zahr also served as a Fixed Income Trader at TM Associates and an Associate at Merrill Lynch. Mr. Zahr received a B.A. in Communications from the University of Dayton. Mr. Zahr is a valuable member of our Board of Trustees because of his vast real estate experience and his leadership within the Adviser and Blue Owl.
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
Alan Kirshenbaum has served as a member of our Board of Trustees since August 2022 and as a member of the Board of Trustees of Blue Owl Digital Infrastructure Trust since August 2025. Mr. Kirshenbaum is the Chief Financial Officer of Blue Owl Capital Inc. and also serves as the Chief Financial Officer of Blue Owl Real Estate Capital LLC, Blue Owl Technology Credit Advisors LLC, Blue Owl Technology Credit Advisors II LLC, Blue Owl Credit Advisors LLC, Blue Owl Private Credit Fund Advisors LLC, and Blue Owl Diversified Credit Advisors LLC (collectively, the “Blue Owl Advisers”). He has served in these roles since October 2015. Previously, Mr. Kirshenbaum served as Chief Operating Officer and Chief Financial Officer of Blue Owl Capital Corporation (“OBDC”) and Blue Owl Technology Finance Corp. (“OTF”), and as Chief Operating Officer of Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Capital Corporation III (“OBDC III”) and Blue Owl Credit Income Corp. (“OCIC,” together with OTIC, OTF II, OTF, OBDC, OBDC II and OBDC III, the “Blue Owl BDCs”). In addition, Mr. Kirshenbaum served on the boards of OBDC and OBDC II from 2015-2021, OTF from 2018-2021, OBDC III and OCIC from 2020-2021, and OTIC and OTF II from 2021-2024. Prior to Blue Owl, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending (formerly, TPG Specialty Lending, Inc.), a BDC traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX’s finance, treasury, accounting and operations functions from August 2011 through October 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum was also Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management (“BSAM”) in 1999 and was BSAM’s Chief Financial Officer from 2003 to 2006. Before joining BSAM, he worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non-profit organizations including the Boy Scouts of America and the Jewish Federation of Greater MetroWest NJ. He is also a member of the Georgia Tech University Parent Board and Seton

Hall Parents Leadership Council. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business. Mr. Kirshenbaum is a valuable member of our Board of Trustees because of his established leadership within Blue Owl, his expertise in accounting and financial reporting matters, as well as, his extensive experience in the investment management industry.
Independent Trustees
Rick Buoncore has served as an independent trustee since August 2022. Mr. Buoncore currently serves on the Board of Trustees of Blue Owl Digital Infrastructure Trust. He has served as Managing Partner of MAI Capital Management, LLC (“MAI”) since February 2007. He joined MAI in 2007 as a result of the acquisition of McCormack Advisers International by BC Investment Partners (“BC”) for which Rick was a founding partner. Prior to the acquisition, Mr. Buoncore served as Managing Partner of BC from 2005 to 2007 which offered wealth advisory services to individuals and families. The merged entity was renamed to MAI and is based in Cleveland, Ohio. Prior to BC, Mr. Buoncore was Chief Executive Officer for Victory Capital Management, a subsidiary of KeyCorp, from 1999 to 2005. He joined Spears, Benzak, Salomon & Farrell, Inc. (“SBSF”), a New York based investment management firm, in 1991 as Managing Director and Chief Financial Officer. SBSF later became a division of Victory known as Victory SBSF. Mr. Buoncore worked for KPMG from 1978 until 1985 as an audit manager, specializing in Real Estate. Thereafter he worked for Shearson Lehman Brothers from 1985 to 1991 as Senior Vice President in the Investment Banking Division of Lehman Brothers specializing in cable, cellular, and other media industry transactions. While no longer active in public accounting, he began his career as a Certified Public Accountant. Mr. Buoncore is a member of the AICPA and NYS Society of CPAs and received a B.S. in Accounting from Fordham University. Mr. Buoncore is a valuable member of our Board of Trustees because of his extensive experience in wealth advisory and investment management industries.
Fred Cummings has served as an independent trustee since August 2022. Mr. Cummings has served as the President and Founder of Elizabeth Park Capital Management since February 2008. He serves as Portfolio Manager for the privately held, alternative asset management firm focused on long/short equity, event-driven, and customized investment opportunities in the banking sector. Mr. Cummings is an investment and banking portfolio manager with 30+ years’ industry experience leading disciplined, client-focused investment practices. Prior to founding Elizabeth Park, Mr. Cummings achieved a distinguished 17-year career at KeyBanc Capital Markets as one of the sell-side’s foremost Senior Analysts covering the banking sector. He additionally served as a Senior Analyst for FSI Group, a financial services hedge fund. He launched his career at McDonald & Co. as a sell-side Junior Analyst. He actively supports Oberlin College’s Connect Cleveland Initiative and Business Scholars Speaking Program as an honored guest speaker for 23 consecutive years. Mr. Cummings is an alumnus and ardent supporter of Western Reserve Academy (WRA). Mr. Cummings dedicates his time serving on several boards, including Blue Owl Digital Infrastructure Trust, The Marshall Project (January 2014 through June 2024), and Nirvana Analytics (since January 2017). He serves as an investment committee member for WRA. Mr. Cummings was named 2017’s Crain’s Cleveland Business Who’s Who and Cleveland.com’s People to Watch in 2015. As an industry expert, he has been featured on various media outlets, including The Wall Street Journal, INC Magazine, Crain’s Cleveland Business, CNN Money and was a cited expert in the recently published book by Wiley called Bank Investing, a Practitioner’s Field Guide. Mr. Cummings received a B.A. in Economics with honors from Oberlin College. Mr. Cummings is a valuable member of our Board of Trustees because of his vast experience and active involvement in alternative asset management and banking industries.
Michael Mackey has served as an independent trustee since August 2022. Mr. Mackey has served as the Executive Vice President at Alliant/Mesirow Insurance Services, Inc., where he oversees insurance and risk management operations for a large team of specialists that services a diverse portfolio of private and public sector entities, since July 2016. With over 30 years of experience in the insurance industry, Mr. Mackey provides clients with targeted risk management solutions in areas such as property and casualty, mergers and acquisitions, restructurings, executive liability, employee benefits, and total cost of risk. His prior experience includes reinsurance and underwriting analysis. Mr. Mackey served as a past Trustee for the State University Retirement System (SURS) and as a Governmental Affairs Chairman for the Professional Independent Insurance Agents of Illinois. He also previously served as a board member for both the Sun-Times Media Holdings, the International Visitors Center of Chicago, and the Greater North Michigan Avenue Association (GNMAA). Prior to that, Mr. Mackey proudly served in the Illinois Army National Guard as a military reservist for six years. Mr. Mackey is currently a Director for the Western Golf Association/Evans Scholars Foundation (WGA ESF) and is on the Board of Trustees of Blue Owl Digital Infrastructure Trust. Mr. Mackey received a B.B.A. in Finance from Loyola University Chicago. Mr. Mackey is a valuable member of our Board of Trustees because of his extensive experience in the insurance industry, and his expertise in underwriting and risk management solutions.
Jonathan Shames has served as an independent trustee as well as Chairman of the Audit Committee since August 2022. Mr. Shames retired from Ernst & Young LLP in July 2021 after a 38-year career that included senior leadership positions, as well as responsibility for major global accounts, with a particular focus in the Private Equity sector. Mr. Shames has U.S. and international experience, leading C-suite and board engagements across multiple sectors while also building and leading global, national and local practices. Since August 2025, Mr. Shames has served on the Board of Trustees and as Chairman of the Audit Committee of Blue Owl Digital Infrastructure Trust. Mr. Shames currently serves as a senior advisor to the consulting division of Highspring, a management and technology consulting firm that works with leading businesses to address critical finance, technology, and business objectives. In addition, Mr. Shames is involved in various other civic, not-for-profit and other organizations, including Enquire.AI (Chairman, Board of Advisors), a technology-based expert knowledge platform; and Opalvest, an alternative asset management platform (Advisor). He is a licensed CPA and is qualified to serve as a financial expert as prescribed under SEC, NYSE and NASDAQ rules. Mr. Shames received a B.A. in Economics from Colgate University and an M.B.A. in Finance from New York University. Mr. Shames is a valuable member of our Board of Trustees because of his comprehensive experience in audit, accounting and financial reporting matters, across different industries.
Executive Officers
For information concerning the background of Mr. Zahr and Mr. Reiter, see “—Trustees and Executive Officers—Non-Independent Trustees” above.
Gary Rozier has served as the President of the Company since March 2025. Mr. Rozier is a Senior Managing Director at Blue Owl and member of the Real Assets Management Team. In his role, he serves on the investment committee and is responsible for reviewing and approving Real Assets transactions, as well as interfacing with limited partners on the investment portfolios. Mr. Rozier dedicates his time to serving on several boards, including the City Colleges of Chicago Foundation and the National Equity Fund. Mr. Rozier was Senior Vice President at Ariel Investments for 14 years where he was responsible for business development and client services. Prior to joining Ariel, Mr. Rozier spent 5 years with Rydex Funds, now Guggenheim Investments, where he served as regional vice president responsible for product development and distribution across the Midwest. Mr. Rozier earned a BA in Economics from the University of Maryland.
Kevin Halleran has served as the Chief Financial Officer of Blue Owl Real Assets, a division of Blue Owl, since May 2022. In this role, Mr. Halleran is responsible for the financial reporting of Blue Owl Real Assets and its subsidiaries. Mr. Halleran has also served as the Chief Financial Officer of Blue Owl Digital Infrastructure Trust since August 2025. Prior to joining Blue Owl Real Assets, from November 2020 to May 2022, Mr. Halleran served as the Executive Vice President and Chief Financial Officer at Donahue Schriber Realty Group, where he led the organizational restructuring of the company and later facilitated the merger of the company. Prior to joining Donahue Schriber, Mr. Halleran spent more than six years with Starwood Retail Partners LLC from May 2014 to October 2020. There, he was the senior finance executive for the organization and led all aspects of finance and accounting. Mr. Halleran started his career at KPMG and was responsible for multiple private real estate fund and public real estate investment trust clients. Mr. Halleran earned a B.S. in Accounting and Finance from DePaul University in Chicago.
Jesse Hom has served as our Chief Investment Officer since March 2025. Mr. Hom has also served as the Chief Investment Officer of Blue Owl Digital Infrastructure Trust since August 2025. Mr. Hom is a Senior Managing Director at Blue Owl, the CIO of Blue Owl Real Assets and Head of Real Estate Credit. In his role, he is responsible for the Real Estate platform’s investment and portfolio management activities as well as other real estate and corporate initiatives. Mr. Hom also serves as a member of the investment committees for the Blue Owl Real Assets, Real Estate Credit, and Insurance Solutions groups as well as sits on the Board of Directors of STORE Capital. Prior to joining Blue Owl, he was the Global Head of Real Estate Credit and Capital Markets at GIC, where he focused on driving performance and growth across both GIC’s real estate credit and equity businesses for over 15 years and before that, he was an investment banking associate at JP Morgan and investment analyst at HEI Hospitality, a hospitality-focused private equity real estate fund. Mr. Hom received his B.S. in Hospitality Management from Cornell University.
Jared Sheiker has served as the Chief Acquisitions Officer of the Company since March 2025. Mr. Sheiker is a Managing Director at Blue Owl and the Chief of Staff of Blue Owl Real Assets. In his role as Chief of Staff for Blue Owl Real Assets where he serves as a member of the Investment Committee, he focuses on sourcing and structuring transactions, supporting investor relations, and other real assets and corporate initiatives. Before joining Blue Owl, Mr. Sheiker was an Investment Banking Analyst at Keefe, Bruyette & Woods, a Stifel Company. Mr. Sheiker received his BBA in Finance and Accounting from Emory University's Goizueta Business School.
Andrew Morris has served as the Secretary of the Company since March 2025. Mr. Morris is a Managing Director at Blue Owl and member of the Legal Team. In his role, he focuses on supporting the Real Assets business. Before joining Blue Owl, Mr. Morris was Associate General Counsel and Chief Compliance Officer at First Eagle Alternative Credit in Chicago. Prior to that, he was an associate with Kirkland & Ellis LLP providing legal and regulatory advice to private fund sponsors. Mr. Morris previously worked as an associate with Davis Polk & Wardwell LLP providing advice with respect to fund formation and capital markets offerings. Mr. Morris received his JD, cum laude, from the University of Pennsylvania Law School and holds a B.A. in International Affairs, magna cum laude, from The George Washington University.
Duties of Our Executive Officers
Although most of the services provided to the Company by the individuals who are executive officers are in their respective roles as employees of Blue Owl, they have certain duties as executive officers of the Company arising from Maryland law, our Declaration of Trust and our bylaws. These duties include executing contracts and other instruments in our name and on our behalf and such other duties as may be prescribed by our Board of Trustees from time to time.
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
The Board of Trustees currently has an Audit Committee and may form additional committees in the future.
Audit Committee
The Audit Committee is composed of Mr. Buoncore, Mr. Cummings, Mr. Mackey and Mr. Shames, all of whom are Independent Trustees. Mr. Shames serves as Chair of the Audit Committee. Our Board of Trustees determined that Mr. Shames is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.
The Adviser may appoint additional trustees to the Board and the Audit Committee from time to time.
In accordance with its written charter which has been approved by the Board, the Audit Committee (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement; (c) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (d) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof; (e) pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and (f) acts as a liaison between our independent registered public accounting firm and the Board.
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
We will reimburse the Adviser, Blue Owl, or their affiliates for expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Adviser, Blue Owl or their affiliates in performing administrative and/or accounting services for the Company or the Operating Partnership (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services). See “Part I. Item 1A—Risk Factors—Risks Related to Our Relationship with Blue Owl, Our Adviser and the Investment Advisory Agreement” and “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K.
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
For the year ended December 31, 2025, we incurred $303,288, $59,781, and $47,307 in connection with the compensation expenses of Messrs. Halleran, Morris and Murphy, respectively, that were specifically attributed to services performed for us and due to be reimbursed to the Adviser, Blue Owl, and/or their affiliates. Pursuant to the terms of the Administration Agreement, we do not reimburse the Adviser, Blue Owl and/or their affiliates for any compensation expenses paid for Messrs. Zahr, Rozier, Sheiker, and Hom.
Summary Compensation Table
The following table sets forth all compensation paid to or accrued by our named executive officers for whom we are able to quantify such compensation for services the named executive officer rendered to us during the fiscal years presented.

Name and Principal Position	Fiscal Year	Salary (2)	Bonus (2)	All Other Comp (3)	Total
Kevin Halleran Chief Financial Officer	2025	$70,000	$162,000	$71,288	$303,288
	2024	$97,720	$282,690	$50,708	$431,118
	2023	$137,095	$337,841	$33,901	$508,837
Andrew Morris (1) Secretary	2025	$24,530	$31,042	$4,209	$59,781
	2024	$—	$—	$—	$—
	2023	$—	$—	$—	$—
Andrew Murphy (1) Secretary	2025	$16,030	$20,610	$10,667	$47,307
	2024	$37,500	$60,000	$25,921	$123,421
	2023	$56,250	$78,750	$34,256	$169,256

(1)     On March 12, 2025, the Board appointed Andrew Morris as Secretary effective March 14, 2025. Andrew Murphy served as Secretary through March 13, 2025.
(2)     Represents the allocable share of salary and bonus paid by the Adviser, Blue Owl, and their affiliates that was reimbursed by the Company pursuant to our Administration Agreement.
(3)     Represents the allocable share of share-based compensation expenses reimbursed by the Company for equity awards made by the Adviser, Blue Owl, and their affiliates.

Outstanding Equity Awards as of December 31, 2025
There were no outstanding equity awards of the Company held by our named executive officers as of December 31, 2025.
Compensation of Trustees
Effective January 1, 2025, we compensated each of our non-employee trustees who are not affiliated with Blue Owl with an annual retainer of $175,000, consisting of $50,000 in cash and a $125,000 grant of restricted shares, and an additional retainer of $20,000 to the Chairman of the Audit Committee. For the year ended December 31, 2024, we compensated each of our non-employee trustees who are not affiliated with Blue Owl with an annual retainer of $150,000, consisting of $50,000 in cash and a $100,000 grant of restricted shares, and an additional retainer of $10,000 to the Chairman of the Audit Committee. The annual grant of restricted shares will be based on the then-current per Share transaction price of our Class I shares at the time of grant and vest approximately 14 months after the date of grant. We do not pay our trustees additional fees for attending Board meetings, but we reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending Board and committee meetings (including, but not limited to, airfare, hotel, and food). Our trustees who are affiliated with Blue Owl do not receive additional compensation for serving on the Board of Trustees or committees thereof.
The following table sets forth the compensation earned by or paid to our trustees for the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Richard Buoncore	$50,000	$125,000	$175,000
Fred Cummings	$50,000	$125,000	$175,000
Michael Mackey	$50,000	$125,000	$175,000
Jonathan Shames	$70,000	$125,000	$195,000
(1)     Represents the aggregate grant date fair value of awards of restricted Class I shares granted during the year ended December 31, 2025 and calculated under the Financial Accounting Standard Board’s Accounting Codification Topic 718 without taking into account estimated forfeitures. The number of shares awarded in January 2026 to each of our independent trustees was 11,913, which was determined by dividing $125,000 by the November 30, 2025 NAV of our Class I shares. Such shares vest in February 2027.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-public Information

We do not currently grant new awards of stock options, stock appreciation rights, or similar option-like equity awards. Accordingly, we have no specific policy or practice on the timing of grants of such awards in relation to the disclosure of material nonpublic information. In the event we determine to grant new awards of stock options or similar equity awards in the future, the Board of Trustees will evaluate the appropriate steps to take in relation to the foregoing. During fiscal year 2025, we did not grant option awards to our named executive officers during the period beginning four business days prior to and ending the one business day following the filing of our periodic reports on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K that discloses material non-public information. We have not timed the disclosure of material non-public information for the purpose of affecting the value of executive compensation in fiscal year 2025.
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets out certain ownership information with respect to our shares for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of our outstanding shares, each of our trustees and officers and all officers and trustees as a group. As of March 10, 2026, there were a total of 800,108,071 common shares issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 150 N Riverside Plaza, 37th Floor, Chicago, IL.

Name and Address	Number of Shares Beneficially Owned	Percentage
Marc Zahr ^	6,523,306	*
Gary Rozier ^	508,059	*
Michael Reiter ^	438,021	*
Jesse Hom ^	551,071	*
Jared Sheiker ^	576,254	*
Alan Kirshenbaum ^	187,678	*
Kevin Halleran	—	—
Andrew Morris	—	—
Rick Buoncore ^	433,555	*
Fred Cummings	38,693	*
Michael Mackey	38,693	*
Jonathan Shames	38,693	*
All current executive officers and trustees as a group (12 persons)	9,334,023	1.2%
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
•monitoring the Company’s and Operating Partnership’s investments;
•engaging and supervising, on the Company’s and Operating Partnership’s behalf, agents and service providers to assist in making and managing the Company’s and Operating Partnership’s investments;
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
Term and Termination Rights
The Investment Advisory Agreement was most recently renewed on May 7, 2025, for an additional one-year period ending on August 8, 2026. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of our Board of Trustees and a majority of the Independent Trustees.
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
To date, the Adviser has received the management fee in Class I shares. For the years ended December 31, 2025 and 2024, and 2023, the Company issued 7,162,527, 3,987,057, and 1,887,887 shares, respectively, to the Adviser as payment for management fees. The Company also had a payable of $16.7 million and $9.7 million, respectively, related to the management fees as of December 31, 2025 and December 31, 2024.
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
During the years ended December 31, 2025 and 2024, and 2023, the Company recognized $97.8 million, $38.3 million, and $12.5 million of performance participation allocation expense in the Company’s Consolidated Statement of Operations, respectively.
During the years ended December 31, 2025 and 2024, and 2023, the Company issued 8,018,603, 2,081,534, and 1,590,696 shares, respectively, to the Special Limited Partners as payment of performance participation allocation at the respective NAV per units.
During the year ended December 31, 2025 and 2024, $113,979 and $27,157, Class I OP Units, originally issued as payment of the performance participation allocation, were redeemed for cash, respectively.
Common Shares Held by Affiliates
As of December 31, 2025 and 2024, ORENT affiliates and their employees owned 5,977,092 and 13,109,016 ORENT Class I shares, respectively. The aggregate amount of the Class I shares owned by ORENT affiliates and their employees was $63,181 and $133,696, based on the NAV per share/unit as of December 31, 2025 and 2024, respectively.
During the year ended December 31, 2025 and 2024, the Adviser submitted 11,980,447 and 2,854,246 Class I shares for repurchase by the Company, for a total repurchase amount of $123,471 and $29,000, respectively. During the year ended December 31, 2023, the Adviser did not submit any shares for repurchase.
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
As of December 31, 2025 and 2024, the Company had accrued $7.1 million and $9.7 million of organization and offering costs, respectively, and reimbursed the Adviser $4.3 million and $2.5 million, respectively, for organization and offering costs.
Acquisition Expense Reimbursement
We generally do not intend to pay the Adviser any acquisition, financing (except interest payments to the lender in cases where the lender is an affiliate of the Adviser), or other similar fees in connection with making investments. We will, however, reimburse the Adviser for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired, and make payments to third parties or certain of the Adviser’s affiliates in connection with making, sourcing and/or originating investments as described in “—Fees from Other Services of the Adviser” below.
Fees from Other Services of the Adviser
We may retain certain of the Adviser’s affiliates, including STACK (as defined below), from time to time, for services relating to our investments or our operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, property, title and/or other types of insurance and related services, transaction support services, transaction consulting services and other similar operational matters. Our Operating Partnership or its subsidiary may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be at or below market rates. One such Subsidiary Service Provider is STACK, which currently provides Services (as defined below), to a number of investments owned directly or indirectly by certain Other Blue Owl Accounts and the Company. Such Services provided by STACK are charged at market rates.
We may also retain the Adviser or certain of the Adviser’s affiliates, from time to time, for financial, strategic, capital market advisory, insurance co-brokerage and administration, loan origination and syndication, loan or loan portfolio servicing and/or similar services to and with respect to the Company, the Company’s portfolio investments, other entities in or through which the Company invests and/or our tenants. Any payments made to the Adviser or its affiliates will not reduce the management fee or performance participation. Any such arrangements are expected to be paid at or below market rates.
For the years ended December 31, 2025, 2024, and 2023, the Company did not incur any expenses or make any payments for other services to affiliates of the Adviser.
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
The Company will reimburse the Adviser for services performed for the Company pursuant to the terms of the Administration Agreement, which will include certain compensation expenses, expenses associated with arranging financing on the Company’s behalf, certain organization costs incurred prior to the commencement of the Company’s operations, and certain offering costs. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Adviser for any services performed for the Company by such affiliate or third party. To the extent that the Adviser outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without profit to the Adviser. For the years ended December 31, 2025, 2024 and 2023, the Company reimbursed the Adviser $2.8 million, $2.7 million and $4.9, respectively, for services performed pursuant to the Administration Agreement.
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
Real Estate Transactions
During the years ended December 31, 2025 and 2023, we acquired assets from various funds that were also managed by our Adviser as shown in the table below. The Company did not acquire assets from any funds managed by our Adviser during the year ended December 31, 2024. These transactions were approved by our Board of Trustees, including a majority of our Independent Trustees, as set forth in our Declaration of Trust.

	December 31, 2025	December 31, 2023
Properties acquired	5	12
Acquisition value	$273,644	$209,190

Dealer Manager Agreement
We entered into a Dealer Manager Agreement with the Dealer Manager, and we have entered into participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, Blue Owl Securities LLC serves as the dealer manager, and certain participating broker-dealers solicit capital, for our private offering of shares of Class S, Class N, Class D and Class I shares.
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
For the years ended December 31, 2025, 2024, and 2023, we paid $22.6 million, $12.1 million and $6.3 million, respectively, in ongoing servicing fees to the Dealer Manager. As described above, the Dealer Manager reallowed (paid) all or a portion of the ongoing servicing fees to participating broker-dealers and servicing broker-dealers for ongoing shareholder services performed by such broker-dealers. As of December 31, 2025 and 2024, we had accrued $167.8 million and $101.9 million of shareholder servicing fees related to Class S, Class N and Class D shares sold, respectively.
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
For additional information regarding our related party transactions, please see Note 9 - Debt and Note 11 - Related Party Transactions in our Notes to Consolidated Financial Statements.
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
From time to time, the Company and Other Blue Owl Accounts (whether existing or formed in the future) may make different types of and/or investments at different levels of an issuer’s or borrower’s capital structure or otherwise in different classes of the same issuer’s securities. The Company may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Other Blue Owl Accounts. Such investments may conflict with the interests of such Other Blue Owl Accounts in related investments, and the potential for any such conflicts of interest may be heightened in the event of a default or restructuring of any such investments. In addition, we may enter into sale-leaseback transactions with companies in which Other Blue Owl Accounts provide lending or hold a minority interest. In the event of a restructuring, such Other Blue Owl Accounts would be a secured lender of the company and we would be an unsecured lender. The Adviser could, in certain circumstances, have an incentive not to pursue actions against a tenant that would be in the best interest of the Company. While the Adviser will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among the Other Blue Owl Accounts, such transactions are not required to be presented to the Board of Trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in the Company’s favor.
Other Activities; Allocation of Time
The officers, managers and employees of the Adviser also serve as officers, managers and employees of Other Blue Owl Accounts or Blue Owl. The Adviser has widespread and varied business interests, and the officers, managers and employees of the Adviser may owe fiduciary duties to such other Blue Owl-related entities under applicable law. Conflicts of interest may arise in allocating management time, services or functions among the respective officers and employees of the Adviser and there will be no specific obligation to devote any particular portion of their time to the affairs of the Company. Such officers and employees may enter (and thus spend time and resources on) other businesses that the respective officer or employee deems non-conflicting with the Company. The Adviser and its respective affiliates manage other investment entities and are not prohibited from raising money for and managing future investment entities, including Other Blue Owl Accounts that make the same types of investments as those the Company targets. As a result, the time and resources that the Adviser devotes to the Company will, from time to time, be diverted, and during times of intense activity in other programs they could devote less time and resources to the Company than is necessary or appropriate. In addition, the Company could compete with any such investment entity also managed by the Adviser for the same investors and investment opportunities.
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
The Adviser and its affiliates may face conflicts of interest with respect to services performed for our tenants, borrowers and co-investors.
The Adviser and its affiliates may provide a broad range of financial services to companies that may be our tenants, borrowers and co-investors, including providing arrangement, syndication, origination, co-investment, structuring and other services to such companies, and will generally be paid fees for such services, in compliance with applicable law, by the companies. Any payments received by the Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. Further, any such payments made to the Adviser or its affiliates will not reduce or offset the management fee. The Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and recommendations to us, on the other hand, and could, in certain instances, have an incentive not to pursue actions against a company that would be in our best interest. In addition, we may enter into sale-leaseback transactions with companies in which Other Blue Owl Accounts provide lending or hold a minority interest. In the event of a restructuring, such Other Blue Owl Accounts would be a secured lender of the company and we would be an unsecured lender. The Adviser could, in certain circumstances, have an incentive not to pursue actions against a tenant that would be in our best interests. While the Adviser will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among the Other Blue Owl Accounts, such transactions are not required to be presented to the Board of Trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in our favor.
The Adviser or its affiliates may have incentives to favor Other Blue Owl Accounts or the Adviser over the Company, which may result in conflicts of interest that could be harmful to the Company.
Because the Adviser and its affiliates manage assets for, or may in the future manage assets for Other Blue Owl Accounts, certain conflicts of interest are present. For instance, the Adviser and its affiliates may receive asset management performance-based, or other fees from Other Blue Owl Accounts that are higher than the fees and allocation received by the Adviser and Special Limited Partners from the Company. In addition, certain members of the Investment Committee and other executives and employees of the Adviser will hold and receive interests in the Adviser and its affiliates, in addition to cash and carried interest. In these instances, a portfolio manager for the Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl and/or its affiliates. In addition, a conflict of interest exists to the extent the Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans. In these circumstances, the Adviser has an incentive to favor these other investment companies or accounts over the Company. The Board of Trustees will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
Payment of the Adviser and Affiliates
The Adviser and its affiliates may receive substantial fees for services rendered to the Company and will also be entitled to reimbursement for out-of-pocket expenses incurred in connection with the business affairs of the Company. These fees are not the result of arm’s-length negotiations. The Adviser believes that the significant investment by the Adviser and its affiliates in the Company operates to align, to some extent, the interests of the Adviser with the interests of shareholders, although the Adviser has or is permitted to have economic interests in such other investment funds and investments as well as receive management fees and incentive based payments and carried interest relating to these interests. Such other investment funds and investments that the Adviser and/or its affiliates manage could compete with the Company or investments acquired by the Company, including leasing properties to the same tenants as the Company. In addition, the Adviser may have an incentive to cause the Company to pay the foregoing fees to the Adviser to the detriment of other third-party creditors of the Company. Any of the foregoing decisions may be detrimental to investors and may reduce the return on the investments made by investors pursuant to the offering. As the management fee does not correlate to the performance of the Company’s investments, the possibility exists that a significant management fee would be payable even if the Company experiences a net loss during a given year.
Blue Owl Financial Services
One or more affiliates of the Dealer Manager and/or the Adviser will provide a broad range of financial services to and with respect to the Company, the Company’s portfolio investments and other entities in or through which the Company invests, including capital markets services, insurance brokerage, co-brokerage and procurement services and special servicing. In addition, the Adviser and its affiliates are expected to provide arrangement, syndication, origination, co-investment, structuring and other services with respect to certain of the Company’s real estate debt investments. The Dealer Manager and its affiliates or the Adviser and its affiliates, as applicable, are expected to receive compensation for these services, which will be borne directly or indirectly by the Company. Any such fees will not be shared with the Company or offset against or otherwise reduce any fees payable to the Adviser or its affiliates.
Affiliate Service Providers
The Adviser intends to engage certain service providers that are affiliates, or otherwise have a relationship with, the Adviser, Blue Owl, or their respective affiliates, including STACK. Additionally, the Adviser, the Company, Blue Owl or

their respective affiliates or a Subsidiary Service Provider may enter into Service Arrangements. The Company will bear the cost of engaging such service providers. Subsidiary Service Provider compensation borne by the Company or its investments (directly or through a subsidiary investment vehicle) will not be shared with the Company or reduce the management fee. Except with respect to services specifically contemplated by the Advisory Agreement, any engagement of a service provider that is an affiliate of the Adviser, the Company or Blue Owl or a Subsidiary Service Provider will be made on terms determined to be fair and reasonable to the Company as determined by the Board, including a majority of the Independent Trustees. For more information on affiliate service providers see “Part I. Item 1A—Risks Related to Our Relationship with Blue Owl, the Adviser and the Advisory Agreement.”
Allocation of Investment Opportunities
Certain inherent conflicts of interest arise from the fact that the Adviser and its affiliates will provide investment advisory and other services to the Company and Other Blue Owl Accounts. The investment guidelines and program of the Company and the Other Blue Owl Accounts may or may not overlap, in whole or in part, and if there is any such overlap, investment opportunities will be allocated between the Company and the Other Blue Owl Accounts in a manner that may result in fewer investment opportunities being allocated to the Company than would have otherwise been the case in the absence of such Other Blue Owl Accounts. Certain allocations will, from time to time, be more advantageous to the Company relative to one or all of the Other Blue Owl Accounts, or vice versa. While the Adviser will seek to allocate investment opportunities in a way that it believes in good faith is fair and reasonable over time to the Company, there can be no assurance that the Company’s actual allocation of an investment opportunity or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser is subject did not exist.
With respect to Other Blue Owl Accounts with investment objectives or guidelines that may overlap with ours but that do not have priority over us, investment opportunities will be allocated between us and the Other Blue Owl Accounts in accordance with our prevailing policies and procedures in effect at the time (and subject to change) on a basis that the Adviser and its affiliates determine to be fair and reasonable over time in their sole discretion, subject to the following considerations: (i) any applicable investment objectives, guidelines and strategies of ours and such Other Blue Owl Accounts (which, for us, includes our investment objective of providing total return through a combination of current income and capital appreciation), (ii) any investment limitations of ours and such Other Blue Owl Accounts (e.g., joint venture investments between us and an Other Blue Owl Account must be on the same terms and satisfy the restrictions of all participants, such as lowest leverage targeted by any participant), (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification, (iv) avoiding allocation that could result in de minimis or odd lot investments, (v) the liquidity needs of the investment fund or account, (vi) the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process, (vii) the life cycle of the investment fund or account, (viii) targeted investment size and available capital of ours and the Other Blue Owl Accounts, (ix) the size of the proposed investment, (x) compliance with existing agreements, (xi) portfolio construction considerations and (xii) legal, tax, accounting, regulatory and other considerations deemed relevant by the Adviser and its affiliates (including, without limitation, maintaining our qualification as a REIT and our status as a non-investment company exempt from the Investment Company Act). The relevance of each of these criteria will vary from investment opportunity to investment opportunity. Currently, Other Blue Owl Accounts invest in properties with long-term net leases in the United States to non-investment grade tenants and will be offered the opportunity to participate in such investments. The Adviser’s allocation of investment opportunities among the Company and any of the Other Blue Owl Accounts will not always, and often will not, be proportional. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Adviser may also take into account prior allocation decisions.
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
Currently, Other Blue Owl Accounts seek to invest in properties with certain durations of long-term net leases solely to investment grade tenants in the United States that meet certain return profile criteria. These Other Blue Owl Accounts have priority over us with respect to such investment opportunities, although we may have opportunities to co-invest alongside such Other Blue Owl Accounts. In addition, an Other Blue Owl Account invests in properties with net leases to non-investment grade tenants. This Other Blue Owl Account has priority over us up to a limited percentage of these investment opportunities for a finite period and finite amount. Accordingly, we may have the potential to co-invest with such Other Blue Owl Account. Other than as described above, no Other Blue Owl Accounts currently have priority over us with respect to investment opportunities. The Adviser will direct certain relevant investment opportunities to those Other Blue Owl Accounts and may cause the Company to co-invest alongside or enter into joint ventures with these Other Blue Owl Accounts. Other Blue Owl Accounts having priority over us will result in fewer investment opportunities being made available to us, and the opportunities that are available to us may have lower return profiles, shorter lease durations and/or lower-rated tenants than would otherwise be the case. Over time, certain investment opportunities suitable for us are likely also to be suitable for certain Other Blue Owl Accounts. In determining which Other Blue Owl Accounts should participate in such investment opportunities, subject to the Declaration of Trust and applicable laws and regulations, the Adviser and its affiliates are subject to potential conflicts of interest among the investors in us and investors in the Other Blue Owl Accounts. We are permitted to invest, together with Other Blue Owl Accounts, in the manner set forth in the relevant partnership agreements and the Adviser’s allocation policy and pursuant to applicable law. We are also permitted to make investments in a portfolio investment that would allow Other Blue Owl Accounts to redeem or realize their interest in such portfolio investment. If the available amount of an investment opportunity in which we will invest exceeds an amount appropriate for us, such excess could also be offered to one or more other potential investors.
The Adviser or its affiliates may also give advice to the Other Blue Owl Accounts that may differ from advice given to the Company even though its investment objectives may be the same or similar to those of the Company.
Platform Arrangements
The Company may invest (directly or indirectly) and/or co-invest with third parties (or affiliated managers or other persons) with respect to specified investments or categories of investments through joint ventures, investment platforms, internally or externally managed REITs, other entities or similar arrangements (“Platform Arrangements”), thereby acquiring non-controlling interests in certain investments. Such Platform Arrangements are generally expected to be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and could include capital and/or assets contributed by third-party investors or such platform managers. Platform Arrangements generally provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. In such cases, the Company significantly relies on the existing management, board of directors and other shareholders of such companies, which could include representation of other financial investors with whom the Company is not affiliated and whose interests could conflict with the interests of the Company. Moreover, in the case where the Company co-invests, such investments will involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer has financial difficulties resulting in a negative impact on such investment, has economic or business interests or goals that are inconsistent with those of the Company, is in a position to take (or block) action in a manner contrary to the Company’s investment objectives, or the increased possibility of default, diminished liquidity or insolvency by the third-party partner or co-venturer due to a sustained or general economic downturn. In addition, the Company could in certain circumstances be liable for the actions of its third-party partners or co-venturers. Investments made in Platform Arrangements also could involve arrangements including carried interest, management fees and/or other fees or compensation payable to such third-party partners or co-venturers, particularly in those circumstances where such third-party partners or co-investors include a management group, as well as to operators, consultants and/or managers. The services provided by such persons to Platform Arrangements are generally expected to be similar to, and overlap with, services provided by the Adviser to the Company or its other clients. The Company generally expects that appropriate minority shareholder rights will be obtained to protect its interests to the extent possible. There can be no assurance that such minority shareholder rights will be available or that such rights will provide sufficient protection of the Company’s interests.
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
Fees and Expenses
The Adviser faces a variety of conflicts of interest when it determines allocations of various fees and expenses to the Company. The Adviser intends to allocate common expenses in a manner that is fair and reasonable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. With respect to broken deal expenses, such expenses will generally be allocated among all eligible funds and accounts in a manner that is fair and reasonable over time and in accordance with policies adopted by the Adviser and the Investment Advisory Agreement. In other cases, from time to time, the Company will bear a higher portion of a shared expense, but receive a smaller benefit, relative to other beneficiaries of services to which such shared expense relates. In addition, from time to time the Company will incur higher costs for services due to such service being utilized by multiple beneficiaries or for other reasons. By way of example, the Company could potentially bear higher insurance premiums in connection with policies that cover multiple investment funds or accounts managed by the Adviser or its affiliates, and/or the Adviser or such affiliates themselves, including due to the Adviser’s and the Company’s affiliation with Blue Owl as a public company.
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
Over the life of the Company, subject to oversight by the Board of Trustees, the Adviser generally expects to exercise its discretion to recommend to the Company or to a portfolio investment thereof that it contract for services with various service providers, potentially including, among others: (i) the Adviser (or an affiliate, which include other portfolio companies of the Company or Other Blue Owl Accounts) and at rates determined or substantively influenced by the Adviser; or (ii) an entity with which the Adviser or its affiliates or current or former members of their personnel has a relationship or from which such person derives a financial or other benefit. This subjects the Adviser to potential conflicts of interest, because although it intends to select service providers that it believes are aligned with its operational strategies and that will enhance portfolio investment performance, the Adviser will have an incentive to recommend the related or other person because of its financial or business interest. Additionally, there is a possibility that the Adviser, because of such incentive or for other reasons (including whether the use of such persons could establish, recognize, strengthen or cultivate relationships that have the potential to provide longer-term benefits to the Adviser, the Company or Other Blue Owl Accounts), favors such retention or continuation even if a better price and/or quality of service provider could be obtained from another person. Whether or not the Adviser has a relationship with or receives financial or other benefit from recommending a particular service provider, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost.
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
Existing Relationships
The Adviser and its affiliates have long-term relationships with a significant number of tenants, developers, institutions and corporations. In determining whether to invest in a particular property on behalf of the Company, the Adviser will consider those relationships, and there may be certain transactions that will not be undertaken on behalf of the Company in view of such relationships. In addition, the existence and development of such relationships may be considered in the management of the Company and its investments. In providing property leasing, development or other types of services to its clients, the Adviser or its affiliates may recommend activities that could directly or indirectly compete with or adversely affect the Company.
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
Affiliated Business Development Companies and Registered Investment Companies
Notwithstanding the above, affiliates of the Adviser currently serve as investment adviser to certain investment companies that have elected to be regulated as business development companies (“BDCs”) under the Investment Company Act and investment companies that are registered under the Investment Company Act (together with the Blue Owl BDCs, the “Regulated Funds”). For purposes of the Investment Company Act, the Company is considered an affiliate of the Regulated Funds. The Regulated Funds may, to the extent their investment objectives overlap, co-invest with the Company, but are prohibited under the Investment Company Act from participating in certain transactions with their affiliates absent an exemptive order from the SEC. The SEC staff granted such an exemptive order to the Regulated Funds, the Adviser and certain future affiliated funds, pursuant to which the Regulated Funds are permitted to co-invest in portfolio companies with certain affiliated funds, including the Company, in a manner consistent with the relevant

Regulated Funds’ investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and subject to compliance with certain conditions. Given the election of such affiliates to be regulated as a BDC or to register under the Investment Company Act, there could be certain restrictions or limitations on the Company’s ability to co-invest with an affiliated Regulated Fund or on the Company’s ability to conduct transactions with portfolio companies of an affiliated Regulated Fund.
The Adviser’s Actions on Behalf of Other Blue Owl Accounts
The Adviser and its affiliates currently manage assets for other investment funds and accounts. Actions taken by the Adviser or its affiliates on behalf of such investment funds and accounts could be adverse to the Company and the Company’s investments, which could harm the Company’s performance. For example, the Company could, in certain cases, invest in the same assets as other investment funds or accounts managed by the Adviser and its affiliates, and, in certain cases, the Company’s investments could include different obligations or levels of the capital structure of the same asset in which another investment fund or account invests. Decisions made with respect to the securities held by one such other investment fund or account could cause (or have the potential to cause) harm to the different class of securities held by another such investment fund or account (including the Company).
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
Overlapping Investments with Other Blue Owl Accounts
Other Blue Owl Accounts could invest in, hold, lend to, or otherwise acquire positions in portfolio investments which the Company invests or has invested in, holds, lends to, or otherwise acquires (or the tenants of such portfolio investments), subject to applicable law. Similarly, the Company could invest in, hold, lend to or otherwise acquire positions in portfolio investments which Other Blue Owl Accounts already invest in, hold, lend to or have otherwise acquired (or the tenants of such portfolio investments). Additionally, the Company could invest in securities issued by Other Blue Owl Accounts. The Company or its subsidiaries may also provide guarantees to portfolio investments owned by Other Blue Owl Accounts and may receive fees in connection with such guarantees. In addition, the Company could enter into sale-leaseback transactions with portfolio companies of Other Blue Owl Accounts, or could lease property to tenants who also lease property owned by such Other Blue Owl Accounts (including as the result of a sale-leaseback transaction) or in which Other Blue Owl Accounts have equity, debt or other tenant relationships.
Accordingly, the Adviser and Other Blue Owl Accounts could, in certain situations, invest in different parts of the capital structure of a company or other asset, or have different commercial relationships with a company or other asset, which the Company invests in or provides a guarantee to (including potential joint investments by the Company and

Adviser’s open-end net lease fund in the same transaction, in which the Adviser is permitted to allocate each fund preferred and common classes of interests in its discretion). The interests of the Company and such Other Blue Owl Accounts will not always be aligned, which could give rise to actual or potential conflicts of interest, or the appearance of such conflicts of interest. Actions taken for the Company could be adverse to Blue Owl or Other Blue Owl Accounts, or vice versa. Where Blue Owl, its affiliates, or Other Blue Owl Accounts, including the Company, invest in different parts of the capital structure, provide guarantees to a portfolio investment, lend to a portfolio investment or have different commercial relationships with a portfolio investment, their respective interests could diverge significantly in the case of financial distress of the investment, including whether to enforce claims and whether to initiate restructuring or liquidation inside or outside of bankruptcy, and the terms of any workout or restructuring. For example, one vehicle could hold common equity securities of an investment and another vehicle could purchase convertible debt securities or preferred interests in such investment. Questions could arise as to whether payment obligations and covenants at the portfolio investment level should be enforced, modified or waived, or whether debt should be refinanced or restructured. The fact that one investment vehicle’s interests sit higher in a company’s waterfall, that another vehicle rents properties with more favorable attributes to the same tenant, or the stage of maturity of each investment vehicle (i.e., how close to the end of the vehicle’s life it may be) also could impact decision-making regarding potential sales processes, including what valuation to target and whether an exit should be pursued. If additional capital is necessary as a result of financial or other difficulties, or to finance growth or other opportunities, investment vehicles may or may not provide such additional capital and, if provided, each investment vehicle generally will supply such additional capital in such amounts, if any, as determined by the Adviser or its affiliates in their sole discretion. Because of the different legal rights associated with debt and equity of the same portfolio investment (including any security or collateral associated with such interest), the Adviser and its affiliates could face a conflict of interest in respect of the advice given to, and the actions taken on behalf of, the Company versus an Other Blue Owl Account (e.g., the terms of debt or debt-like instruments, the enforcement of covenants, the terms and recapitalizations and the resolution of workouts or bankruptcies). In addition, there can be no assurance that the terms of or the return on the Company’s investment will be equivalent to or better than the terms of or returns obtained by Blue Owl or its other investment funds participating in the transaction, and the yield payable with respect to common and preferred securities in a transaction may differ. The Adviser’s ability to implement the Company’s strategies effectively could be limited to the extent that contractual obligations entered into in respect of investments made by Blue Owl impose restrictions on the Company engaging in transactions that the Adviser may otherwise be interested in pursuing.
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
Overlapping investing also raises the risk of using the assets of the Company to support the portfolios of Other Blue Owl Account(s), which action might be motivated by a desire by Blue Owl to attempt to reduce the potential clawback liability of an affiliate of the Adviser and/or Blue Owl (and therefore the guarantor liability of the ensuing carry recipients). In determining whether to make an overlapping investment and upon what terms, Blue Owl will act in accordance with Blue Owl’s applicable investment allocation policies and procedures, which may be amended from time to time.

Cross-transactions
From time to time, subject to applicable law and the Adviser’s policies, the Adviser could cause us to purchase a security or other investment from, or sell a security or other investment to, one or more Other Blue Owl Accounts (a “cross-transaction”) (for example, where such investment is bridged by the Company or such Other Blue Owl Account as permitted pursuant to the relevant constituent documents). Such transactions will generally require the consent of the Board under the Declaration of Trust. In such a transaction, in the absence of the participation of other buyers or sellers alongside the Company or Other Blue Owl Accounts, as applicable, the relevant assets would be disposed of at a purchase price and on terms negotiated entirely by Blue Owl on both sides of the transaction. The Adviser may also seek to mitigate any potential conflicts of interest in these transactions in certain instances, by, for example, obtaining a third-party valuation of the applicable assets or seeking offers to purchase the applicable assets from third parties.
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
Intangible Benefits
In connection with its services to the Company and its investments, the Adviser, its affiliates and personnel expect to receive the benefit of certain tangible and intangible benefits. For example, in the course of the Adviser’s operations, including research, due diligence, investment monitoring, operational improvements and investment activities, the Adviser and its personnel expect to receive and benefit from information, “know-how,” experience, analysis and data relating to Company or investment (as applicable) operations, terms, trends, market demands, customers, vendors and other metrics (collectively, “Adviser Information”). In many cases, the Adviser Information will include tools, procedures and resources developed by the Adviser to organize or systematize Adviser Information for ongoing or future use. Although the Adviser expects the Company and its investments generally to benefit from the Adviser’s possession of Adviser Information, it is possible that any benefits will be experienced solely by other or future funds or investments (or by the Adviser and its affiliates) and not by the Company or investment from which Adviser Information was originally received. Adviser Information will be the sole intellectual property of the Adviser and solely for the use of the Adviser. The Adviser reserves the right to use, share, license, sell or monetize Adviser Information, without offset to management fees, and the Company or investment will not receive any financial or other benefit of such use, sharing, licensure, sale or monetization. Additionally, expenses relating to the Company or its investments are expected to be charged using credit cards or other widely available third-party rewards programs that provide airline miles, hotel stays, travel rewards, traveler loyalty or status programs, “points,” “cash back,” rebates, discounts and other arrangements, perquisites and benefits under the available terms of such reward programs. Such terms are expected to vary from time to time, and any such rewards (whether or not de minimis or difficult to value) generally will inure to the benefit of the personnel participating in the rewards program, rather than the investments, the Company or its investors; no such rewards will offset management fees. Further, from time to time the Adviser or its affiliates and personnel and persons selected by them expect to receive the benefit of “friends and family” and similar discounts from portfolio investments of the Company or Other Blue Owl Accounts under which such portfolio investments make their goods and/or services available at reduced rates.
Asset-Based Property Management Fees
From time to time, the Adviser and/or its affiliates that are part of the Adviser’s business enter into asset-based property management fee arrangements for Other Blue Owl Accounts. For example, in instances where an Other Blue Owl Account invests in issuers of asset-backed securities, its manager or an affiliate will generally be appointed as a property manager and receive an annual asset-based fee paid monthly, calculated on either (i) the lower of the allocated loan amount of each property and the collateral value of all properties held by the relevant master trust, or (ii) the gross cost of all properties held by the relevant master trust; although these fees may differ across Other Blue Owl Accounts. As a result of these asset-based property management fee arrangements, the Adviser and such affiliates encounter certain conflicts of interest. The Adviser and/or such affiliates receive asset-based fees from Other Blue Owl Accounts that invest in issuers of asset-backed securities (“ABS Funds”). Generally, the assets and initial equity of such ABS Fund will be contributed by one or more Other Blue Owl Accounts as a refinancing mechanism and investment opportunities will not be offered directly to such ABS Funds through any other means, mitigating the conflict of interest which would arise regarding favoritism in investment allocation based on fee structure. However, a conflict of interest exists wherein the Adviser or its affiliates that are part of the Adviser’s business are incentivized to pursue such a refinancing mechanism in order to incur an additional asset-based fee. To mitigate this conflict, a pro-rata portion of the asset-based fees associated with ABS Funds is netted against the amounts payable to the Adviser or such affiliates by any contributing Other Blue Owl Account.
Separately, we may from time to time sell assets to unaffiliated third parties that subsequently retain our Adviser or its affiliates to provide property management or other services for asset-based fees. Although the transaction partners in such disposition transactions are not affiliated with us, our Adviser or its affiliates, the Adviser has an incentive to, and to cause the Company to, select transaction partners that are willing to negotiate and enter into ongoing asset-based property management or other asset-based fee agreements instead of transaction partners that offer more favorable terms to the Company. Such asset-based fees will not be paid to us, and a conflict of interest may arise where terms of the disposition transactions are less favorable to us than if the transaction were the result of arm’s-length negotiations without a separate property management or other fee arrangement. While the Adviser will seek to resolve any such conflicts in accordance with its prevailing policies and procedures, there can be no assurance that any conflicts will be resolved in the Company’s favor.
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

In the course of advising the Adviser and/or the Company, there are times when the interests of the shareholders may differ from those of the Company and/or the Adviser with respect to a particular issue. Simpson Thacher & Bartlett LLP does not represent the interests of shareholders in resolving those issues. In connection with our private offering and subsequent advice to the Company, neither Simpson Thacher & Bartlett LLP nor any other law firm retained by the Adviser is representing the shareholders or any other prospective investor. Accordingly, prospective investors are strongly urged to consult their tax and legal advisors with respect to the tax and other legal aspects of an investment in the Company and the transactions contemplated hereby and with specific reference to their own personal financial and tax situation.
Other Conflicts
The Adviser and the Company will generally engage common legal counsel and other advisers in a particular transaction, including a transaction in which there are conflicts of interest. Members of the law firms engaged to represent the Company could be investors in the Company and could also represent one or more the companies/tenants or investors involved in the Company’s investment program. In the event of a significant dispute or divergence of interest between the Company, the Adviser and/or its affiliates, the parties will at times engage separate counsel in the sole discretion of the Adviser and its affiliates, and in litigation and other circumstances separate representation will occasionally be required. Additionally, the Adviser and its affiliates and the Company and the companies/tenants involved in the Company’s investment program will at times engage other common service providers (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms). Such advisors and service providers may be investors in the Company, affiliates of the Adviser and its affiliates and/or sources of investment opportunities and co-investors or counterparties therewith. In certain circumstances, the law firm or service provider may charge varying rates or engage in different arrangements for services provided to the Adviser and its affiliates and the Company. This may result in the Adviser or its affiliates receiving a more favorable rate on services provided to it by such a common service provider than those payable by the Company, or the Adviser or its affiliates receiving a discount on services even though the Company receives a lesser, or no, discount. This creates a conflict of interest between the Adviser and its affiliates on the one hand, and the Company on the other hand, in determining whether to engage such service providers, including the possibility that the Adviser will favor the engagement or continued engagement of such persons if it receives a benefit from such service providers, such as lower fees, that it would not receive absent the engagement of such services provider by the Company.
Certain advisors and other services providers to the Company, or certain entities in which the Company has an investment, may also provide goods or services to, or have business, personal, financial or other relationships with, the Adviser or the Company’s affiliates. These relationships may influence the Adviser or its affiliates in deciding whether to select or recommend such service providers to perform services for the Company. The Adviser will generally select a Company’s service providers and will determine the compensation of such providers without review by or consent of the Company’s investors. To the extent allowable under its governing documents, the Company, regardless of the relationship to the Adviser and its affiliates of the person performing the services, will generally bear the fees, costs and expenses related to such services. This may create an incentive for the Adviser or its affiliates to select service providers based on the potential benefit to the Adviser and its affiliates rather than the Company.
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
Review, Approval or Ratification of Transactions with Related Persons
A majority of trustees (including a majority of independent trustees) not otherwise interested in the transaction is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).
Promoters and Certain Control Persons
The Adviser may be deemed a promoter of the Company. In connection with the Investment Advisory Agreement, the Adviser, for its services to us, will be entitled to receive management fees in addition to the reimbursement of certain expenses. The Special Limited Partners of the Operating Partnership will also be entitled to receive the performance participation allocation, as described herein. In addition, under the Investment Advisory Agreement and Declaration of Trust, we expect, to the extent permitted by applicable law, to indemnify the Adviser and certain of their affiliates. See “Part I. Item 1. Business—Our Adviser.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors
During the year ended December 31, 2025, KPMG served as our independent auditor.
Audit and Non-Audit Fees
The following table sets forth the fees billed by KPMG as of the date of this filing for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Audit fees (1)	$1,587	$1,650
Audit-related services	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,587	$1,650
(1)    The Company updated 2024 Audit fees for final fees related to the respective audit period.

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

See Exhibit Index below.
Exhibit Index

Exhibit Number	Exhibit Description
3.1	Certificate of Trust of the Company, dated March 31, 2022 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)
3.2
Certificate of Amendment to Certificate of Trust of Blue Owl Real Estate Net Lease Trust, effective July 6, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

3.3
Third Amended and Restated Declaration of Trust of Blue Owl Real Estate Net Lease Trust as of April 19, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

3.4
Second Amended and Restated Bylaws of Blue Owl Real Estate Net Lease Trust as of July 6, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

4.1
Fifth Amended and Restated Share Repurchase Plan, dated August 6, 2025 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 8-K filed on November 7, 2025 and incorporated herein by reference)

4.2	Amended and Restated Distribution Reinvestment Plan of the Company (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)
4.3*	Description of Securities of Blue Owl Real Estate Net Lease Trust
10.1
Second Amended and Restated Investment Advisory Agreement, dated March 13, 2024, by and among Blue Owl Real Estate Net Lease Trust, Blue Owl NLT Operating Partnership LP and Blue Owl Real Estate Capital LLC (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2024 and incorporated herein by reference)

10.2
Fourth Amended and Restated Limited Partnership Agreement of Blue Owl NLT Operating Partnership LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

10.3
Amended and Restated Administration Agreement, dated March 13, 2024, between the Company and the Adviser (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2024 and incorporated herein by reference)

10.4
Second Amended and Restated Dealer Manager Agreement, dated November 7, 2025, between the Company, the Adviser and the Dealer Manager (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2025 and incorporated herein by reference)

10.5
Amended and Restated DST Dealer Manager Agreement, dated February 12, 2025, by and among Blue Owl Real Estate Exchange LLC, Blue Owl NLT Operating Partnership LP and Blue Owl Securities LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 14, 2025 and incorporated herein by reference)

10.6
Form of Indemnification Agreement by and between the Company and its trustees and officers (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)

10.7
Form of Restricted Share Award Agreement by and between the Company and its independent trustees (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)

10.8
Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2025 and incorporated herein by reference)

10.9
Second Amended and Restated Loan Agreement, dated as of November 9, 2023, by and among Blue Owl Capital Holdings LP, Blue Owl NLT Operating Partnership LP and Blue Owl Real Estate Net Lease Trust (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023 and incorporated herein by reference)

10.10.
Amended and Restated Credit Agreement, dated as of June 12, 2025, by and among Blue Owl NLT Operating Partnership LP, KeyBank National Association, as agent for the Lenders, and the lenders from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2025 and incorporated herein by reference)

10.11
Incremental Revolving Credit Commitment Assumption Agreement, dated as of July 23, 2025, by and among Blue Owl NLT Operating Partnership LP, KeyBank National Association, as agent for the Lenders, and the lenders from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2025 and incorporated herein by reference)

10.12
Forward Interest Purchase Agreement, dated February 1, 2023, between and among SuNNNy Days LLC, Ivory OSREC OS Aggregator LLC and the Operating Partnership (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)

10.13
Note Purchase Agreement, dated August 28, 2024, between Blue Owl NLT Operating Partnership LP and the purchasers party thereto for $29,000,000 6.24% Senior Notes Series A due August 28, 2028, $38,500,000 6.32% Senior Notes Series B due August 28, 2029, $39,500,000 6.40% Senior Notes Series C due August 28, 2030, $23,000,000 6.43% Senior Notes Series D due August 28, 2031 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2024 and incorporated herein by reference)

10.14*	Amendment No. 1 to Note Purchase Agreement, dated October 16, 2025, between Blue Owl NLT Operating Partnership LP and the noteholders party thereto.
19.1*	Policies and Procedures Regarding Insider Trading and Tipping
21.1*	Subsidiaries of the Company
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited financial statements of STORE Capital LLC (incorporated by reference to the Annual Report on Form 10-K filed on March 5, 2026 by STORE Capital LLC. (File No. 001-36739)
99.2*	Audited financial statement of Ivory Parent LLC
99.3*	Audited financial statements of Abilene DC 1, LLC
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
*    Filed herewith.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Real Estate Net Lease Trust

By:	/s/ Kevin Halleran
Name: Kevin Halleran
Title: Chief Financial Officer
Date: March 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Marc Zahr
Name: Marc Zahr
Title: Chief Executive Officer and Trustee
(Principal Executive Officer)
Date: March 12, 2026

By:	/s/ Kevin Halleran
Name: Kevin Halleran
Title: Chief Financial Officer
(Principal Financial Officer)
Date: March 12, 2026

By:	/s/ Lauren Hamilton
Name: Lauren Hamilton
Title: Chief Accounting Officer
(Principal Accounting Officer)
Date: March 12, 2026

By:	/s/ Alan Kirshenbaum
Name: Alan Kirshenbaum
Title: Trustee
Date: March 12, 2026

By:	/s/ Rick Buoncore
Name: Rick Buoncore
Title: Trustee
Date: March 12, 2026

By:	/s/ Fred Cummings
Name: Fred Cummings
Title: Trustee
Date: March 12, 2026

By:	/s/ Michael Mackey
Name: Michael Mackey
Title: Trustee
Date: March 12, 2026

By:	/s/ Michael Reiter
Name: Michael Reiter
Title: Trustee
Date: March 12, 2026

By:	/s/ Jonathan Shames
Name: Jonathan Shames
Title: Trustee
Date: March 12, 2026

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Blue Owl Real Estate Net Lease Trust
Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025	F -	47

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Blue Owl Real Estate Net Lease Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Blue Owl Real Estate Net Lease Trust and subsidiaries (the Company), as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Ivory Parent, LLC, the sole investment held by Ivory OSREC OS Aggregator, LLC. The Company’s equity method investment in Ivory OSREC OS Aggregator, LLC was $2,452,660,000 and $1,704,458,000 as of December 31, 2025 and 2024, respectively, and its income from Ivory OSREC Aggregator LLC, which is derived from Ivory Parent, LLC less certain expenses, was $223,827,000, $215,264,000 and $8,644,000 for the years ended December 31, 2025, 2024, and 2023, respectively. The financial statements of Ivory Parent, LLC were audited by other auditors whose reports were furnished to us, and our opinion, insofar as it relates to the amount included for Ivory OSREC OS Aggregator, LLC’s investment in Ivory Parent, LLC, is based solely on the reports of other auditors.
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

Chicago, Illinois

March 12, 2026

Blue Owl Real Estate Net Lease Trust
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$4,008,624	$2,996,309
Investments in unconsolidated real estate affiliates (includes $3,801,703 and $1,742,086 reported at fair value as of December 31, 2025 and 2024, respectively)	3,806,866	1,747,787
Investment in leases – Financing receivables, net	502,573	535,273
Investments in real estate debt (includes $1,705,886 and $619,476 reported at fair value as of December 31, 2025 and 2024, respectively)	2,101,147	696,052
Intangible assets, net	242,992	168,101
Cash and cash equivalents	119,444	112,718
Restricted cash	48,521	50,069
Other assets	85,242	71,279
Total assets	$10,915,409	$6,377,588

Liabilities and Equity
Mortgage notes and credit facilities, net	$1,832,997	$1,627,748
Unsecured senior notes, net	126,496	126,345
Other borrowings, net	753,947	—
Due to affiliates	227,968	140,091
Accounts payable and accrued expenses	148,117	100,564
Other liabilities	437,240	88,442
Total liabilities	3,526,765	2,083,190

Redeemable non-controlling interests	125,360	39,952
Redeemable common shares	7,885	56,948

Equity
Common shares - Class S, $0.01 par value per share, 306,971,144 and 186,966,766 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3,070	1,870
Common shares - Class N, $0.01 par value per share, 47,799,493 and 15,155,627 shares issued and outstanding as of December 31, 2025 and 2024, respectively	478	152
Common shares - Class D, $0.01 par value per share, 8,920,047 and 1,751,905 shares issued and outstanding as of December 31, 2025 and 2024, respectively	89	18
Common shares - Class I, $0.01 par value per share, 358,834,111 and 219,267,018 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3,585	2,192
Additional paid-in capital	7,118,409	4,149,362
Accumulated earnings and cumulative distributions	(108,056)	(187,297)
Accumulated other comprehensive loss	(755)	(18,118)
Total Shareholders' Equity	7,016,820	3,948,179
Non-controlling interests	238,579	249,319
Total equity	7,255,399	4,197,498
Total liabilities and equity	$10,915,409	$6,377,588
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Rental revenue	$235,909	$206,995	$187,145
Income from investment in leases – Financing receivables	39,865	61,626	57,094
Total revenues	275,774	268,621	244,239

Expenses
Rental property operating	34,199	26,612	20,659
General and administrative	30,163	26,893	29,261
Impairment charges	—	24,053	9,033
Management fee	80,727	45,383	22,224
Performance participation allocation	97,760	38,321	12,467
Depreciation and amortization	107,531	96,111	73,375
Total expenses	350,380	257,373	167,019

Other income (expense)
Income from unconsolidated real estate affiliates	549,415	221,916	13,965
Net (loss) gain on dispositions	(2,180)	43,620	—
Interest expense	(102,678)	(117,433)	(121,908)
Interest income	119,108	20,784	10,328
Other income (expense), net	2,922	(3,230)	(379)
Total other income (expense), net	566,587	165,657	(97,994)
Net income (loss) before income taxes	491,981	176,905	(20,774)
Income tax expense	774	3,820	230
Net income (loss)	$491,207	$173,085	$(21,004)
Net (income) loss attributable to non-controlling interests	(26,175)	(12,793)	1,097
Net income (loss) attributable to ORENT shareholders	$465,032	$160,292	$(19,907)
Net income (loss) per common share – basic	$0.79	$0.49	$(0.14)
Net income (loss) per common share – diluted	$0.79	$0.49	$(0.12)
Weighted-average common shares outstanding, basic	585,286,421	325,419,692	143,668,975
Weighted-average common shares outstanding, diluted	618,474,416	354,595,618	172,162,445
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$491,207	$173,085	$(21,004)
Other comprehensive income (loss):
Change in unrealized (loss) gain on derivative instruments	(21,856)	16,371	(10,354)
Change in unrealized gain on AFS investments in real estate debt	2,057	2,014	144
Foreign currency translation adjustment	38,094	(40,585)	10,352
Other comprehensive income (loss)	18,295	(22,200)	142
Comprehensive income (loss)	509,502	150,885	(20,862)
Comprehensive (income) loss attributable to non-controlling interests	(27,107)	(11,763)	328
Comprehensive income (loss) attributable to ORENT shareholders	$482,395	$139,122	$(20,534)
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Consolidated Statements of Changes in Equity
(Dollars in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$434	$—	$14	$317	$744,852	$3,678	$(13,212)	$736,083	$293,567	$1,029,650
Cumulative-effect adjustment upon adoption of ASU 2016-12 (Note 2)	—	—	—	—	—	—	(5,162)	(5,162)	(1,995)	(7,157)
Common shares issued	482	—	32	701	1,245,790	—	—	1,247,005	—	1,247,005
Offering costs	—	—	—	—	(37,083)	—	—	(37,083)	—	(37,083)
Distribution reinvestment	20	—	1	19	40,639	—	—	40,679	—	40,679
Common share repurchases	(15)	—	(2)	(21)	(38,387)	—	—	(38,425)	—	(38,425)
Amortization of restricted stock grants	—	—	—	—	170	—	—	170	—	170
Net loss (Net loss of $210 allocated to redeemable NCI)	—	—	—	—	—	—	(19,907)	(19,907)	(888)	(20,795)
Other comprehensive loss (Other comprehensive loss of $121 allocated to redeemable NCI)	—	—	—	—	—	(626)	—	(626)	890	264
Distributions declared on common shares ($0.7000 gross per share)	—	—	—	—	—	—	(94,357)	(94,357)	—	(94,357)
Redeemable common share measurement adjustment	—	—	—	—	4	—	—	4	—	4
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	126	126
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(41,832)	(41,832)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(586)	—	—	(586)	—	(586)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(7,044)	—	—	(7,044)	6,847	(197)
Balance at December 31, 2023	$921	$—	$45	$1,016	$1,948,355	$3,052	$(132,638)	$1,820,751	$256,715	$2,077,466
Common shares issued	966	151	19	1,188	2,352,467	—	—	2,354,791	—	2,354,791
Offering costs	—	—	—	—	(65,041)	—	—	(65,041)	—	(65,041)
Distribution reinvestment	48	1	1	51	102,314	—	—	102,415	—	102,415
Common share repurchases	(64)	—	—	(110)	(175,865)	—	—	(176,039)	—	(176,039)
Converted common shares	(1)	—	(47)	47	1	—	—	—	—	—
Amortization of restricted stock grants	—	—	—	—	395	—	—	395	—	395
Net income (Net income of $1,301 allocated to redeemable NCI)	—	—	—	—	—	—	160,292	160,292	11,492	171,784
Other comprehensive loss (Other comprehensive loss of $183 allocated to redeemable NCI)	—	—	—	—	—	(21,170)	—	(21,170)	(847)	(22,017)
Distributions declared on common shares ($0.7000 gross per share)	—	—	—	—	—	—	(214,951)	(214,951)	—	(214,951)
Redeemable common share measurement adjustment	—	—	—	—	(227)	—	—	(227)	—	(227)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	174	174
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(29,457)	(29,457)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(862)	—	—	(862)	—	(862)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(12,175)	—	—	(12,175)	11,242	(933)
Balance at December 31, 2024	$1,870	$152	$18	$2,192	$4,149,362	$(18,118)	$(187,297)	$3,948,179	$249,319	$4,197,498
Common shares issued	1,232	322	60	1,512	3,205,401	—	—	3,208,527	—	3,208,527
Offering costs	—	—	—	—	(98,733)	—	—	(98,733)	—	(98,733)
Distribution reinvestment	87	9	2	88	194,048	—	—	194,234	—	194,234
Common share repurchases	(94)	(5)	(3)	(220)	(330,841)	—	—	(331,163)	—	(331,163)
Converted common shares	(25)	—	12	13	—	—	—	—	—	—
Amortization of restricted stock grants	—	—	—	—	212	—	—	212	—	212
Net income (Net income of $5,679 allocated to redeemable NCI)	—	—	—	—	—	—	465,032	465,032	20,496	485,528
Other comprehensive income (Other comprehensive income of $310 allocated to redeemable NCI)	—	—	—	—	—	17,363	—	17,363	622	17,985
Distributions declared on common shares ($0.7000 gross per share)	—	—	—	—	—	—	(385,791)	(385,791)	—	(385,791)
Redeemable common share measurement adjustment	—	—	—	—	(268)	—	—	(268)	—	(268)
Contributions from non-controlling interests	—	—	—	—	4,915	—	—	4,915	17,963	22,878
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(52,585)	(52,585)
Redeemable non-controlling interests measurement adjustment	—	—		—	(2,488)	—	—	(2,488)	—	(2,488)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(3,199)	—	—	(3,199)	2,764	(435)
Balance at December 31, 2025	$3,070	$478	$89	$3,585	$7,118,409	$(755)	$(108,056)	$7,016,820	$238,579	$7,255,399
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Consolidated Statements of Cash Flows
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$491,207	$173,085	$(21,004)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Management fee	80,727	45,383	22,224
Performance participation allocation	97,760	38,321	12,467
Depreciation and amortization	107,531	96,111	73,375
Amortization of tenant lease inducement	3,035	2,035	410
Straight-line rent adjustment	(21,419)	(19,398)	(20,958)
Accretion of tenant loan receivable	(8,081)	(11,792)	(10,440)
Amortization of below-market lease intangibles	(358)	(297)	(187)
Amortization of deferred financing costs	7,876	4,923	3,306
Debt extinguishment expense	257	—	—
Capitalized interest on real estate under development	(2,774)	(1,546)	—
Impairment charges	—	24,053	9,033
Income from unconsolidated real estate affiliates	(549,415)	(221,916)	(13,965)
Distribution of earnings from unconsolidated real estate affiliates	179,474	107,804	21,391
Net loss (gain) on dispositions	2,180	(43,620)	—
Lease right of use asset amortization	655	655	655
Net loss (gain) on derivative instruments not designated as hedges	7,491	(3,510)	—
Net unrealized gain on investments in real estate debt	(7,624)	—	—
Net realized gain on investments in real estate debt	(4,320)	—	—
Net unrealized loss on fair value of DST financing obligation	1	—	—
Amortization of mortgage note premium/discount	—	—	407
Amortization of off-market caps	181	5,621	11,021
Amortization of restricted shares	447	395	336
Non-cash interest expense on affiliate line of credit	—	4,693	16,589
Provision for current expected credit losses	2,409	6,296	9,481
Payments for other intangible assets	—	(20,988)	—
Other	—	(494)	(85)
Change in assets and liabilities:
(Increase) decrease in other assets	(11,389)	(12,675)	14,305
(Decrease) increase in due to affiliates	(40)	(1,102)	(3,345)
(Decrease) increase in accounts payable and accrued expenses	(1,729)	(14,787)	16,425
Increase in other liabilities	21,437	15,953	4,845
Net cash provided by operating activities	395,519	173,203	146,286

Cash flows from investing activities:
Acquisitions of real estate	(1,074,429)	(262,375)	(434,277)
Payments for real estate under development	(31,623)	(89,153)	—
Proceeds from disposition of real estate	137,322	8,094	—
Acquisitions of intangibles	(84,623)	(26,963)	(8,939)
Payments for other intangible assets	—	—	(2,624)
Capital improvements to real estate	(552)	(1,787)	(78,809)
Pre-acquisition costs and deposits	—	—	—
Investment in leases - Financing receivable	(218,021)	(231,414)	(47,855)
Proceeds from dispositions of investments in leases - financing receivables	—	248,799	—

Purchase of investments in real estate debt	(2,068,185)	(685,726)	(49,367)
Sale of investments in real estate debt	605,128	75,885	36,442
Investment in unconsolidated real estate affiliates	(2,350,779)	(656,568)	(738,013)
Sale of investment in unconsolidated real estate affiliates	636,234	—	—
Return of capital from investment in unconsolidated real estate affiliates	182,854	13,804	31,486
Investment in off-market interest rate swaps and caps	—	—	(11,888)
Cash flows from off-market interest rate swaps and caps	—	7,090	12,044
Net cash used in investing activities	(4,266,674)	(1,600,314)	(1,291,800)

Cash flows from financing activities:
Proceeds from issuance of common shares	3,174,063	2,344,181	1,247,005
Payment of distributions to common shares	(198,104)	(112,110)	(47,056)
Proceeds from issuance of non-controlling interests	297	174	126
Payment of distributions to non-controlling interests	(22,852)	(20,059)	(19,846)
Redemption of non-controlling interests	(1,163)	(792)	(22,554)
Repurchase of common shares	(454,219)	(205,325)	(38,467)
Proceeds from DST Program	299,033	38,433	13,694
Borrowings under secured financings of investments in real estate debt	845,686	—	3,741
Repayment of borrowings under secured financings of investments in real estate debt	(42,117)	—	—
Repayment of affiliate line of credit	—	(200,000)	(50,000)
Borrowings under term loan credit facility	84,500	70,000	142,500
Borrowings under revolving credit facility	1,712,000	1,610,200	304,682
Repayment of revolving credit facility	(1,544,950)	(1,584,592)	(391,659)
Proceeds from unsecured senior notes	—	130,000	—
Borrowings under mortgage notes	57,750	183,598	44,654
Repayment of mortgage notes	—	(494,902)	(27,242)
Payment of debt extinguishment fees	—	(3,327)	—
Repayment of other borrowings	—	(287,544)	—
Payment of deferred financing costs	(40,627)	(8,718)	(5,115)
Net cash provided by financing activities	3,869,297	1,459,217	1,154,463
Net change in cash and cash equivalents and restricted cash	(1,858)	32,106	8,949
Cash and cash equivalents and restricted cash, beginning of period	162,787	136,670	133,578
Effects of currency translation on cash, cash equivalents, and restricted cash	7,036	(5,989)	(5,857)
Cash and cash equivalents and restricted cash, end of period	$167,965	$162,787	$136,670

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$119,444	$112,718	$59,087
Restricted cash	48,521	50,069	77,583
Total cash and cash equivalents and restricted cash	$167,965	$162,787	$136,670

Supplemental disclosures:
Interest paid	$91,849	$117,379	$87,850
Income taxes paid	$1,816	$1,774	$—
Accrued unpaid amounts for real estate under development	$38,608	$24,763	$—
Accrued unpaid amounts for capital improvements to real estate	$—	$2,055	$2,869
Accrued unpaid amounts for other intangible assets	$30,719	$26,824	$28,027

Non-cash investing and financing activities:
Contribution of net real estate assets and investments for investment in unconsolidated real estate affiliate	$157,385	$—	$—

Transfers between investments in real estate and investment in leases - Financing receivable	$40,000	$59,204	$—
Assumption of other borrowings in conjunction with investments in unconsolidated real estate affiliates	$—	$287,844	$—
Issuance of NLT OP Units as consideration for acquisitions of real estate	$17,100	$—	$—
Issuance of redeemable Class I shares as interest payment for the affiliate line of credit	$—	$7,081	$16,640
Issuance of redeemable Class I shares as settlement of the management fee	$73,726	$40,508	$19,426
Redeemable non-controlling interest issued as settlement of performance participation allocation	$82,756	$21,126	$16,428
Offering costs due to affiliates	$—	$—	$6,593
Accrued unpaid stockholder servicing fees	$167,835	$101,890	$30,490
Allocation to redeemable non-controlling interest	$2,488	$862	$586
Allocation to redeemable common shares	$268	$227	$(4)
Distribution reinvestment	$194,234	$102,415	$40,679
Accrued distributions for common shares	$41,814	$25,350	$11,101
Accrued distributions for non-controlling interests	$—	$1,752	$1,693
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
1.    Organization and Nature of the Business
Blue Owl Real Estate Net Lease Trust (formerly, Oak Street Net Lease Trust) (“we”, “us”, “our”, “ORENT”, and the “Company”) was formed on April 4, 2022 as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl Capital Inc. (“Blue Owl”) on August 9, 2022. The Company invests primarily in a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors across the United States and Canada, and to a lesser extent, Europe. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP (formerly, OakTrust Operating Partnership L.P.), a Delaware limited partnership (“NLT OP” or “Operating Partnership”). Substantially all of the Company’s business is conducted through NLT OP. As of December 31, 2025, ORENT owns 95.2% of NLT OP. The Company and NLT OP are externally managed by an adviser, Blue Owl Real Estate Capital LLC (formerly, Oak Street Real Estate Capital, LLC) (“Blue Owl Real Assets” or “Adviser”), a subsidiary of Blue Owl. The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and board of trustees (the “Board” or “Board of Trustees”).
The Company intends to operate in a manner to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As a REIT, the Company is entitled to a tax deduction for some or all of the dividends paid to shareholders. Accordingly, the Company generally will not be subject to federal income taxes as long as it currently distributes to shareholders an amount equal to or in excess of the Company’s taxable income. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates.
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and its management does not distinguish the principal business, or group the operations, by geography, property type, lease classification, investment type, or any other grouping for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment as of December 31, 2025. See Note 17 - Segment Reporting for additional information.
As of December 31, 2025, the Company owned 241 investments in real estate, including two investments held in consolidated joint ventures, 18 investments in real estate leases, and 13 build-to-suit assets currently in development, including industrial, retail, and office properties. Additionally, the Company holds interest in 15 unconsolidated real estate affiliates, including STORE Capital LLC and Waterparks LLC (collectively, “STORE”). As of December 31, 2025, STORE owns 3,576 properties which are leased to 673 tenants on a triple-net lease basis. The Company also holds investments in real estate debt which consist of securities and loans (refer to Note 6 - Investments in Real Estate Debt).
On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering (“Private Offering”), pursuant to exemptions provided by Section 4(a)(2) of the Securities Act, Regulation D or Regulation S thereunder and applicable state securities laws. As of December 31, 2025, the Company is authorized to issue an unlimited number of each of its four classes of common shares (Class S shares, Class N shares, Class D shares, and Class I shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. The initial offering price for shares sold through the Private Offering was $10.00 per share. The Company conducts periodic closings and sells shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the audit committee of the Board of Trustees, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
On August 31, 2023, the Company, through NLT OP, initiated a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3,000,000 of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”) to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”).

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
When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. Equity method investments for which the Company has elected the FVO are initially recorded at fair value and subsequently adjusted for the Company’s pro-rata share of the changes in fair value.
The Company consolidates NLT OP under the VIE model and consolidates BORMW Quantum Shore JV LLC (“Quantum JV”) and MACOOH001 JV LLC (“MACOOH001 JV”) under the VOE model. The Company consolidates these entities as it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.
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
The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2025. Inherent in such estimates and judgments relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, are assumptions about the Company’s strategic plans with regard to its operations. Actual results could differ materially from those estimates.

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
Leases and Finance Receivables
Lessee
The Company accounts for its leases in accordance with ASC 842, Leases (“ASC 842”). We determine if an arrangement is a lease at contract inception. If there is an identified asset in the contract (either explicitly or implicitly) and the Company has control over its use, the contract is (or contains) a lease. Lease assets and liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. Included in the lease liability are future lease payments that are fixed, in-substance fixed, or payments based on an index or rate known at the commencement date of the lease. Variable lease payments are recognized as lease expenses as incurred. The operating lease right-of-use (“ROU”) asset also includes any lease payments made prior to commencement, initial direct costs incurred, lease incentives received and reflects the net favorable/unfavorable terms of the leases when compared with market terms (in the case of acquired leases). As of December 31, 2025 and 2024, the Company is the lessee in three and one arrangements, respectively, and the arrangements do not require third-party lease payments. Accordingly, no lease liability has been recognized.
Lessor
The majority of the Company’s properties, consisting of land and buildings, are leased on a long-term triple-net basis with base terms typically ranging from 10 to 25 years with long-term renewal options, which provides that the tenants are responsible for the payment of most, if not all, property operating expenses during the lease term, including, but not limited to, property taxes, repairs and maintenance, insurance and capital expenditures. The Company records such expenses on a net basis. Some contracts may contain non-lease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to non-lease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. We do not segregate the lease components from the non-lease components when accounting for all asset classes. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and non-lease components are reported as rental revenues in the accompanying consolidated statement of operations. Refer to the section titled “Rental Revenue” for policies regarding the assessment of the collectability of rent payments from lessees.
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
The Company executed several sale-leaseback transactions with third-party lessees in which the Company entered into contracts to acquire an asset and then subsequently leased the asset back to the seller. For these transactions, the Company must determine whether control of the asset has transferred to the Company. In instances in which it is determined that control has transferred, the leases from the sale-leaseback transaction are accounted for as operating leases. When sale-leaseback transactions are accounted for as operating leases, the Company evaluates whether an above- or below-market lease exists. These amounts are then bifurcated on a stand-alone basis and accounted for as a loan receivable or prepaid rent liability. The Company did not recognize any net sale-leaseback gains during the years ended December 31, 2025, 2024, and 2023. In cases whereby it is determined control has not transferred to the Company, we do not recognize the underlying asset but instead recognize a financial asset in accordance with ASC 310 – Receivables (“ASC 310”). The accounting for the financing receivable under ASC 310 is materially consistent with the accounting for a net investment in sales-type lease under ASC 842. We generally invest in facilities that we believe are critical to a tenant’s business and therefore we expect to have a lower risk of tenant default. Interest income on Investment in leases - Financing receivables is recognized under the effective yield method and recorded as Income from investments in leases - Financing receivables. Generally, we would recognize interest income to the extent the tenant is not more than 90 days delinquent on their rental obligations. We have concluded certain leased properties are required to be accounted for as an Investment in leases - Financing receivables, net on our Consolidated Balance Sheet in accordance with ASC 310, since control of the underlying assets was not considered to have transferred to the Company under GAAP.
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
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated remaining useful lives of the assets as follows:

Description	Depreciable Life
Buildings	6 - 55 years
Land improvements	1 - 44 years
Furniture, fixtures and equipment	5 years
In-place lease intangibles	9 - 24 years
Other lease intangibles (1)	Over lease term
(1)    Other lease intangibles primarily includes above and below market leases, tenant lease inducements, and lease commissions.

For the years ended December 31, 2025, 2024, and 2023, depreciation expense was $96,231, $86,438, and $65,024 respectively.
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
The Company capitalizes certain costs related to the development of real estate, including pre-construction costs, real estate taxes, insurance, construction costs, and salaries and related costs of personnel directly. Additionally, we capitalize interest costs related to development activities. Capitalization of these costs begins when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use at which time the project is placed in service and depreciation commences. Interest costs capitalized for the years ended December 31, 2025, 2024 and 2023, was approximately $1,328, $1,101, and $17,346 respectively. Additionally, we make estimates as to the probability of completion of development, and we expense all capitalized costs which are not recoverable.
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
The valuation and possible subsequent impairment of real estate properties is a significant estimate that can and does change based on the Company’s continuous process of analyzing each real estate property’s economic condition at a point in time and reviewing assumptions about uncertain inherent factors, including observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses, estimated net disposition proceeds, and discount rates. These unobservable inputs are based on a real estate property’s market conditions and expected growth rates. It may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments in real estate between valuations, or to obtain complete information regarding any such events in a timely manner. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in additional impairment of the real estate properties. The Company did not recognize any impairment charges during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recognized $24,053 of impairment charges related to two tenants, SQRL Holdings and HOF, due to the Company identifying triggering events related to the termination of the leases as a result of non-payment of rent. During the year ended December 31, 2023, the Company recognized $9,033 of impairment charges related to one tenant, Mountain Express, for which leases were rejected by the presiding bankruptcy court in August 2023.
Investments in Unconsolidated Real Estate Affiliates
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates, as this election aligns the accounting for GAAP and the calculation of monthly NAV for these investments. The Company therefore reports these investments at fair value in Investments in unconsolidated real estate affiliates on the Consolidated Balance Sheet. Changes in the fair value of equity method investments under the FVO are recorded as Income from unconsolidated real estate affiliates in the Consolidated Statement of Operations. Certain of the Company’s investments in unconsolidated real estate affiliates include promote structures, put or call options, or other similar rights related to transfers of ownership interests to third parties. Accordingly, the actual returns realized may differ from the carrying value of these investments.
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
Distributions received from equity method investments are classified using the nature of distributions approach. Distributions received are classified based on the nature of the activity or activities that generated the distribution as a return on the investment, which are classified as cash inflows from operating activities, or a return of capital, which are classified as cash inflows from investing activities. Transaction costs associated with the equity method investments are expensed as incurred. Investments made for equity method investments are classified as cash outflows from investing activities in the Consolidated Statement of Cash Flows.
Investments in Real Estate Debt
The Company’s investments in real estate debt primarily consists of commercial mortgage-backed securities (“CMBS”) and commercial real estate loans. The Company has elected to classify its certain of its CMBS investments as available for sale (“AFS”) and carry such investments at fair value, while certain other of its CMBS investments are classified as held to maturity and presented at amortized cost.
The Company elected the FVO for its investments in loans, as such election aligns the accounting for GAAP and the calculation of monthly NAV for these investments. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Unrealized gain/(loss) on AFS investments in real estate debt on the Company’s Consolidated Statement of Comprehensive Income (Loss).
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
Restricted Cash

As of December 31, 2025 and 2024, the restricted cash balances of $48,521 and $50,069, respectively, primarily consist of loan proceeds held in escrow as construction in process reserves related to mortgages at certain of our properties.
Foreign Currency
In the normal course of business, the Company makes investments in real estate outside the U.S. through subsidiaries that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated assets and liabilities are recorded within Other Comprehensive Income (Loss).
Organization and Offering Costs
Organization costs are expensed as incurred and recorded as a component of General and administrative expense on the Company’s Consolidated Statement of Operations and offering costs are charged to equity as such amounts are incurred.
The Adviser agreed to advance certain organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, design and website expenses, fees and expenses of our escrow agent and transfer agent, and other expenses attributable to the Company’s organization, but excluding ongoing servicing fees) through September 1, 2023. Such costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheet and are being reimbursed to the Adviser pro rata over 60 months as of September 1, 2023. As of December 31, 2025 and 2024, the Company had accrued $7,060 and $9,677 of organization and offering costs, respectively, and reimbursed the Adviser $4,326 and $2,491, respectively, for organization and offering costs.
Blue Owl Securities LLC (the “Dealer Manager”), an affiliate of the Adviser, serves as the dealer manager for the Private Offering. No upfront selling commission, dealer manager fees, or other similar placement fees (together, the “Upfront Sales Load”) will be paid to the Company or Dealer Manager with respect to the Class S shares. The Dealer Manager will not receive any Upfront Sales Load with respect to Class N, Class D or Class I shares. However, for Class S shares, Class N shares and/or Class D shares that are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, limited to a percent of the transaction price per share. Certain financial intermediaries may agree that the Dealer Manager will receive an Upfront Sales Load of up to 3.5% with respect to Class S shares sold through such intermediary. The Dealer Manager anticipates that all of or a portion of the applicable Upfront Sales Load received by the Dealer Manager will be reallowed (paid) in whole or in part to such financial intermediary or its affiliates. The Dealer Manager is entitled to receive a shareholder servicing fee of 0.85%, 0.50% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class S shares, Class N shares, and Class D shares, respectively. There is no ongoing servicing fee for the Class I shares.
The following details the selling commissions, dealer manager fees, and shareholder servicing fees for each applicable share class as of December 31, 2025:

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
The Company operates its DST Program through a wholly owned taxable REIT subsidiary (“TRS”). The TRS is subject to taxation at the federal, state and local levels, as applicable. Fees earned by the Company’s subsidiaries through the program are recorded in the TRS along with any corresponding expenses. The Company’s foreign subsidiaries are also subject to taxation at their respective foreign jurisdictions, as applicable.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur. As of December 31, 2025, a valuation allowance of $1,640 is provided against deferred tax assets. As of December 31, 2024, no valuation allowance is provided against the deferred tax assets as we believe it is more-likely than-not that the Company will realize the benefits of these deductible differences.
We recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize interest and penalties, if applicable, related to uncertain tax positions as part of income tax benefit or expense in our Consolidated Statements of Income. For the years ended December 31, 2025 and 2024, the Company did not record any adjustments related to its accounting for uncertain tax provisions.
Derivatives and Hedging Activities
The Company uses derivative financial instruments to limit cash flow variability caused by changes in interest rates, primarily on variable interest rate unsecured loans and loans secured by the Company’s real estate, and fixed rate investments in real estate debt where the Company is the lender, as well as the impact of foreign currency exchange rates on our foreign operations. We do not use derivative instruments for speculative or trading purposes. The Company’s derivative financial instruments are recorded at fair value on the Consolidated Balance Sheet within Other assets and Other liabilities, as applicable.
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
Valuation of assets and liabilities measured at fair value
Certain of the Company’s investments in real estate debt and FVO equity method investments are reported at fair value. As of December 31, 2025, the Company’s investments in real estate debt reported at fair value, directly or indirectly, consisted of CMBS, which are securities backed by one or more mortgage loans secured by real estate assets, as well as term, revolver, and mezzanine loans secured by real estate assets, presented as commercial real estate loans. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.
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
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its pro rata share of the investments’ equity at fair value. The investments’ underlying real estate holdings, debt investments, and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying real estate holdings is generally determined using the income capitalization valuation method. As of December 31, 2025, the weighted average capitalization rate utilized to value the underlying real estate held in unconsolidated joint ventures, excluding real estate under development, was 7.0%. The fair value of the underlying debt investments and debt is determined by discounting the future contractual cash flows to the present value using current market interest rates. As of December 31, 2025, the weighted average interest rate utilized to value the underlying debt investments was 6.6% and the weighted average interest rate utilized to value debt was 5.4%.
The Company’s derivative financial instruments are reported at fair value and consist of interest rate and foreign currency contracts. The calculation of the fair value of derivative instruments is complex and different inputs in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments included in our financial statements. The fair values of the Company’s interest rate and foreign currency contracts were estimated using advice from a third-party derivative specialist, based on cash flows and observable inputs consisting primarily of yield curves, foreign currency rates, and credit spreads (Level 2 inputs). Fair value information relating to derivative financial instruments is provided in Note 10 - Derivative Financial Instruments.
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

The following table details the Company’s assets measured at fair value on a recurring basis:

	December 31, 2025			December 31, 2024
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investments in unconsolidated real estate affiliates	$—	$3,801,703	$3,801,703	$—	$1,742,086	$1,742,086
Investments in real estate debt	853,531	852,355	1,705,886	505,537	113,939	619,476
Interest rate hedging derivatives (1)	725	—	725	13,546	—	13,546
Foreign currency hedging derivatives (1)	8,174	—	8,174	3,661	—	3,661
Total	$862,430	$4,654,058	$5,516,488	$522,744	$1,856,025	$2,378,769

Liabilities:
Interest rate hedging derivatives (2)	$10,572	$—	$10,572	$1,922	$—	$1,922
Foreign currency hedging derivatives (2)	14,633	—	14,633	2,630	—	2,630
DST financing obligation (2)	—	350,125	350,125	—	52,123	52,123
Total	$25,205	$350,125	$375,330	$4,552	$52,123	$56,675
(1) Included within Other assets within the Consolidated Balance Sheets.
(2) Included within Other liabilities within the Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Investments in real estate debt	Investments in unconsolidated real estate affiliates	Total Assets	DST Financing Obligation
Balance as of December 31, 2024	$113,939	$1,742,086	$1,856,025	$52,123
Purchases	938,386	2,508,457	3,446,843	—
Sales	(211,380)	(636,234)	(847,614)	—
Distributions received	—	(362,102)	(362,102)	—
Capitalized interest income	3,786	—	3,786	—
DST Program proceeds	—	—	—	298,001
Included in net income
Net gain on fair value of DST financing obligation	—	—	—	1
Gain on fair value of investments in real estate debt	7,624	—	7,624	—
Income from unconsolidated real estate affiliates at fair value	—	549,496	549,496	—
Balance as of December 31, 2025	$852,355	$3,801,703	$4,654,058	$350,125
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
Valuation of liabilities not measured at fair value
As of December 31, 2025 and 2024, the fair value of the Company’s unsecured term loan credit facility, unsecured revolving credit facility, mortgages payable, unsecured senior notes, and other borrowings was $1,136 above carrying value and $910 below carrying value, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 9 – Debt.
Allowance for credit losses
The Company analyzes its Investment in leases - Financing receivables, net, certain of its investments in real estate debt which are held-to-maturity and its investment in loans receivable, which are included within Investments in real estate debt in the Company’s Consolidated Balance Sheets, for potential credit losses under the current expected credit losses (“CECL”) model. The allowance for credit losses is measured, considering the Company’s ownership of the leased asset, using a probability of default method based on the lessee’s and borrower’s respective credit ratings, the expected value related to releasing underlying assets or collateral, our historical loss experiences, and other factors related to other sale-leasebacks accounted for as financing receivables and our investments in real estate debt. Included in our model are factors that incorporate forward-looking information. Changes in the allowance for credit losses are subsequently included in the Company’s Consolidated Statements of Operations within General and administrative expenses and as a reduction to Investment in leases - Financing receivables, net and Investments in real estate debt on our Consolidated Balance Sheets. As of December 31, 2025 and 2024, the Company has recorded an allowance for credit losses of $22,515 and $22,934, respectively, related to its Investment in leases - Financing receivables, net. As of December 31, 2025, the Company has recorded an allowance for credit losses of $2,829 related to its investments in real estate debt designated as held-to-maturity. The Company did not record an allowance for credit losses related to its investments in real estate debt designated as held-to-maturity as of December 31, 2024. As of December 31, 2025 and 2024, the Company has not recorded an allowance for credit losses related to its investments in loans receivable. Refer to Note 6 - Investments in Real Estate Debt.
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
Share-Based Compensation
We compensate each of our non-employee trustees on the Board of Trustees who are not affiliated with Blue Owl with an annual retainer of restricted Class I shares as part of their compensation for services on the Board of Trustees. See Note 14 - Equity and Non-Controlling Interest for additional information regarding share-based compensation. We recognize compensation expense related to share-based awards to our independent trustees in our consolidated financial statements based on the fair value of the award on the date of grant.
Recently Adopted Accounting Pronouncements
In August 2023, the FASB issued ASU 2023-05, Business Combinations (Topic 805), Joint Venture Formations, under which an entity that qualifies as a joint venture is required to apply a new basis of accounting upon the formation of the joint venture. The amendments in ASU 2023-05 require that a joint venture must initially measure its assets and liabilities at fair value on the formation date. ASU 2023-05 is effective for all joint ventures that are formed on or after January 1, 2025 and early adoption is permitted. The Company adopted ASU 2023-05 as of January 1, 2025 and the adoption did not have a material impact on the Company’s consolidated results of operations or financial position.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires the disclosure of tax rate reconciliations, amount of income taxes separate by federal and individual jurisdiction, and the amount of income (loss) from operations before income tax expense (benefit) disaggregated between federal, state and foreign. The amendments in ASU 2023-09 apply to all entities subject to Topic 740. The ASU is effective for annual periods beginning after December 15, 2024. Entities may elect to apply the amendments either prospectively or retrospectively. Early adoption is permitted. Entities may elect to apply the amendments either prospectively or retrospectively. As of December 31, 2025, the Company adopted ASU 2023-09 on a prospective basis. The Company concluded that its reconciling items for individual jurisdictions and other disaggregation are immaterial, and therefore, the amendments requiring further disaggregation do not have an impact on the Company's disclosures. Refer to Note 18 - Income Taxes.
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
3.     Acquisitions and Dispositions
Acquisitions
The following tables set forth the acquisition values, number of properties, and total rentable square feet of gross leasable area (“GLA”) of the Company for the years ended December 31, 2025 and 2024. For acquisitions not denominated in USD, the amounts have been presented in USD at the prevailing foreign exchange rate on the acquisition date:

	Year Ended December 31, 2025
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands) (3)
Industrial (1) (2)	$859,294	10	4,718
Retail	408,337	31	1,208
Land	144,834	3	26,927
Total	$1,412,465	44	32,853
__________________
(1)     The Company issued $17,100 of OP Units as consideration for the acquisition of one of the industrial properties.

(2)    Includes assets held in consolidated joint ventures further described below.
(3)    A portion of the square footage for the industrial properties includes properties related to build-to-suit assets.

	Year Ended December 31, 2024
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Industrial	$302,277	32	3,799
Retail	263,542	15	290
Total	$565,819	47	4,089

The following table details the purchase price allocation for the properties acquired during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Buildings	$853,191	$194,648
Land and land improvements (1)	228,787	67,839
Construction in process (1)	25,102	48,050
Financing receivables	218,021	228,292
In-place lease intangibles	46,502	14,172
Other lease intangibles	38,406	15,507
Above-market lease intangible liabilities	2,673	158
Below-market lease intangible liabilities	(217)	(2,847)
Total	$1,412,465	$565,819
(1)    Includes assets held in a consolidated joint venture further described below.

During the year ended December 31, 2025, the Company contributed land of $3,480 in exchange for 99% ownership interest in Quantum JV, which was formed to facilitate the funding and development of a quantum computing facility in a build-to-suit arrangement. The Company consolidates the joint venture under the voting interest model. Refer to Note 15 - Commitments and Contingencies for additional information.
During the year ended December 31, 2025, the Company contributed $20,768 in exchange for 98% ownership interest in MACOOOH001 JV, which was formed to facilitate the funding and development of a cold storage in a build-to-suit arrangement. The Company consolidates the joint venture under the voting interest model. Refer to Note 15 - Commitments and Contingencies for additional information.
Dispositions
During the year ended December 31, 2025, the Company contributed 15 retail properties leased to LV Petroleum and a mortgage loan with a net value of $279,679 to LV Petroleum JV in exchange for a 50.9% ownership interest in LV Petroleum JV and cash proceeds of $137,322. In conjunction with the contribution, the Company recognized a loss on disposition of $2,180 due to the reversal of non-cash accretion of tenant loan receivables. The properties were previously accounted for as failed sale-leaseback transactions and primarily included within Investments in leases - Financing receivables. See Note 5 - Investments in unconsolidated Real Estate Affiliates for additional information.
During the year ended December 31, 2024, the Company disposed of one retail property, one industrial property, one land property, and one parcel of excess land at an industrial property for total net proceeds of $256,893 and recognized a net gain on dispositions of real estate of $43,620.

4.    Investments in Real Estate, net
Investments in real estate, net consisted of the following:

	December 31,
	2025	2024
Buildings	$3,361,710	$2,441,729
Land and land improvements	816,973	603,069
Construction in process	86,419	110,728
Furniture, fixtures and equipment	1,374	—
Total	4,266,476	3,155,526
Accumulated depreciation	(257,852)	(159,217)
Investments in real estate, net	$4,008,624	$2,996,309
During the year ended December 31, 2025, assets of $46,830 relating to build-to-suit properties previously acquired in sale leaseback transactions were placed into service, including $36,567 previously classified as construction in progress and $10,263 previously classified as investments in real estate debt. As of December 31, 2025, the assets are presented as $10,395 of land, $27,064 of building, and $9,371 of land improvements.
During the year ended December 31, 2024, assets of $5,603 relating to one of our build-to-suit properties previously acquired in a sale leaseback transaction were placed into service, including $4,813 previously classified as construction in progress and $790 previously classified as investments in real estate debt. As of December 31, 2024, the assets are presented as $894 of land, $3,699 of building, and $1,010 of land improvements.
The total rentable square feet of GLA of the Company for properties classified as operating leases was 25,929 and 19,108 thousand square feet (unaudited) as of December 31, 2025 and 2024, respectively, of which 100% and 99% was leased, respectively.
5.    Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties which are primarily accounted for under the FVO.
The following table details the Company’s investments in unconsolidated real estate affiliates:

			Ownership Percentage		Carrying Amount of Investment
Investment	Number of Investments	Number of Properties	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Unconsolidated real estate affiliates accounted for under the equity method
Net lease	1	2	49.1%	49.1%	$5,163	$5,701
Total unconsolidated real estate affiliates accounted for under the equity method	1	2			$5,163	$5,701

Unconsolidated real estate affiliates accounted for under the FVO
STORE (1)	1	3,576	22.4%	16.4%	$2,452,660	$1,704,458
Net lease	3	24	50.9%	50.9%	208,949	28,808
Investment in real estate debt	3	N/A	51.0% - 60.0%	N/A	188,973	—
Net lease data centers (2)	8	15	10.6% - 65.5%	14.3%	951,121	8,820
Total unconsolidated real estate affiliates accounted for under the FVO	14	3,615			$3,801,703	$1,742,086
Total unconsolidated real estate affiliates	15	3,617			$3,806,866	$1,747,787
__________________
(1)    The Company has an indirect investment in STORE through Ivory OSREC OS Aggregator LLC. The Company has determined that STORE is considered a significant subsidiary under SEC Regulation S-X Rule 3-09 and Rule 4-08(g) as of December 31, 2025 and 2024. Accordingly, the Company is required to include Ivory Parent LLC’s and STORE’s audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, prepared by STORE and audited by its independent registered public accounting firm, as Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K.

(2)    Includes the Company’s investment in Longhorn JV LLC (“Longhorn 1.0 JV”). The Company has determined that Longhorn 1.0 JV is considered a significant subsidiary under SEC Regulation S-X Rule 3-09 and Rule 4-08(g) as of December 31, 2025. The sole investment of Longhorn 1.0 JV is Abilene DC 1, LLC. Accordingly, the Company is required to include Abilene DC 1, LLC’s audited consolidated financial statements as of and for the year ended December 31, 2025, as Exhibit 99.3 to this Annual Report on Form 10-K.

The following tables detail the Company’s income (loss) from unconsolidated entities:

	For the year ended December 31,
Investment	2025	2024	2023
Unconsolidated real estate affiliates accounted for under the equity method	$(82)	$115	$(12)
Net lease	$(82)	$115	$(12)
Total unconsolidated real estate affiliates accounted for under the equity method
Unconsolidated real estate affiliates accounted for under the FVO
STORE (1)	$223,827	$215,264	$8,644
Net lease	67,737	7,140	5,333
Investment in real estate debt	9,930	—	—
Net lease data centers (2)	248,003	(603)	—
Total unconsolidated real estate affiliates accounted for under the FVO	$549,497	$221,801	$13,977
Total unconsolidated real estate affiliates	$549,415	$221,916	$13,965
________________
(1)    The Company has an indirect investment in STORE through Ivory OSREC OS Aggregator LLC. The Company has determined that STORE is considered a significant subsidiary under SEC Regulation S-X Rule 3-09 and Rule 4-08(g) as of December 31, 2025 and 2024. Accordingly, the Company is required to include Ivory Parent LLC’s and STORE’s audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, prepared by STORE and audited by its independent registered public accounting firm, as Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K.
(2)    Includes the Company’s investment in Longhorn 1.0 JV. The Company has determined that Longhorn 1.0 JV is considered a significant subsidiary under SEC Regulation S-X Rule 3-09 and Rule 4-08(g) as of December 31, 2025. The sole investment of Longhorn 1.0 JV is Abilene DC 1, LLC. Accordingly, the Company is required to include Abilene DC 1, LLC’s audited consolidated financial statements as of and for the year ended December 31, 2025, as Exhibit 99.3 to this Annual Report on Form 10-K.

The following tables provide summarized financial information of our unconsolidated real estate affiliates as of the dates and periods set forth below:

Balance Sheets	December 31, 2025			December 31, 2024
Investment	Total assets	Total liabilities	Total equity	Total assets	Total liabilities	Total equity
Total	$41,429,255	$18,547,133	$22,882,122	$15,539,055	$6,823,181	$8,715,874

Income Statements	For the Year Ended December 31,
	2025		2024		2023
Investment	Total revenue	Net income	Total revenue	Net Income	Total revenue	Net Income
Total	$1,480,311	$1,177,153	$1,163,867	$140,254	$947,582	$510,782

6.    Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt held at fair value:

	December 31, 2025
Type of Security/Loan	Weighted Average Coupon(1)(2)	Weighted Average Maturity Date(3)	Face Amount	Cost Basis	Fair Value
CMBS (4)	SOFR+4%	1/24/2036	$850,286	$849,316	$853,531
Commercial real estate loans (4) (5)	9%	6/6/2030	848,991	844,731	852,355
Total investments in real estate debt (6)	8%		$1,699,277	$1,694,047	$1,705,886

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
(5)Certain commercial real estate loans include potential future funding obligations to borrower. See Note 15 - Commitments and Contingencies for additional information.
(6)Total investments in real estate debt per the table above excludes our investments in CMBS investments classified as held to maturity and loans receivable, which are presented below.

	December 31, 2024
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 4%	4/29/2036	$503,280	$503,379	$505,537
Commercial real estate loans (3)	12%	4/5/2028	114,089	113,939	113,939
Total investments in real estate debt (4)	9%		$617,369	$617,318	$619,476
__________________
(1)The weighted average coupon for our CMBS includes both floating and fixed rate investments. Fixed rate CMBS represent a spread over SOFR for purposes of the weighted average calculation.
(2)The weighted average maturity date is based on the fully extended maturity date of the instrument.
(3)Certain commercial real estate loans include potential future funding obligations to borrower. See Note 15 - Commitments and Contingencies for additional information.
(4)Total investments in real estate debt per the table above excludes our investments in CMBS investments classified as held to maturity and loans receivable, which are presented below.

The following table details the credit rating of the Company’s investments in real estate debt held at fair value:

	December 31, 2025			December 31, 2024
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Aaa	$19,999	$20,024	1%	$25,695	$25,675	4%
Aa3	—	—	—%	27,509	27,532	5%
A2	9,853	9,906	1%	—	—	—%
A3	6,363	6,381	—%	99,820	100,110	16%
Baa1	5,169	5,174	—%	—	—	—%
Baa2	—	—	—%	12,017	12,032	2%
Baa3	51,591	51,637	3%	87,398	87,923	14%
Ba1	1,856	1,867	—%	6,629	6,656	1%
Ba2	270,013	271,579	16%	48,994	49,222	8%
Ba3	197,084	196,270	12%	155,215	155,885	25%
B1	49,838	51,039	3%	—	—	—%
B2	81,050	81,090	5%	—	—	—%
B3	153,053	155,117	9%	40,102	40,502	7%
Unrated	848,178	855,802	50%	113,939	113,939	18%
Total	$1,694,047	$1,705,886	100%	$617,318	$619,476	100%
The following table provides the activity for the real estate-related securities from December 31, 2023 through December 31, 2025:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities as of December 31, 2023	$30,830	$144	$30,974
Face value of real estate-related securities acquired	512,551	—	512,551

Sale of real estate-related securities	(41,781)	—	(41,781)
Realized gain on sale of real estate-related securities	494	—	494
Sale of accrued interest associated with real estate-related securities	1,285	—	1,285
Unrealized gain on real estate securities	—	2,014	2,014
Real estate-related securities as of December 31, 2024	$503,379	$2,158	$505,537
Face value of real estate-related securities acquired	794,078	—	794,078
Sale of real estate-related securities	(452,434)	—	(452,434)
Realized gain on sale of real estate-related securities	1,815		1,815
Sale of accrued interest associated with real estate-related securities	2,478	—	2,478
Unrealized gain on real estate securities	—	2,057	2,057
Real estate-related securities as of December 31, 2025	$849,316	$4,215	$853,531
The following tables detail the Company’s CMBS investments which are classified as held-to-maturity and presented at amortized cost. The carrying value of these CMBS investments as of December 31, 2025 is net of an allowance for credit losses of $2,829. The Company did not record an allowance for credit losses related to these CMBS investments as of December 31, 2024. The Company has the intent and ability to hold these CMBS investments until maturity.

	December 31, 2025
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Cost Basis	Carrying Value
CMBS	SOFR + 7%	3/26/2030	$387,750	$387,229	$384,570

	December 31, 2024
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Cost Basis	Carrying Value
CMBS	SOFR + 7%	12/15/2029	$48,800	$48,941	$48,941
Other Investments
During the year ended December 31, 2024, the Company acquired land related to build-to-suit properties in sale leaseback transactions for a total purchase price of $28,827 which is being accounted for as an investment in loans receivable and held at amortized cost, as the related lease is not deemed to have commenced until the constructed assets are made available for use by the lessee. Direct costs associated with originating loans are deferred and amortized as an adjustment to interest income over the term of the related loan receivable. During the year ended December 31, 2025, the Company placed seven build-to-suit properties in service and contributed properties for an interest in LV Petroleum JV, including two of its build-to-suit properties with a balance of $6,623. See Note 4 - Investments in Real Estate, net for additional information. As of December 31, 2025 and 2024, the Company held 13 and 22 investments in loans receivable related to build-to-suit arrangements with a total balance of $10,691 and $27,635, respectively, which are included within Investments in real estate debt in the Consolidated Balance Sheets.
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
The proceeds received from the DST Program are accounted for as a financing obligation liability on the Consolidated Balance Sheets. The sale of Interests in the DST Property is accounted for as a failed sale-leaseback transaction due to the FMV Buyback Option retained by NLT OP and in accordance with ASC 842, the properties remain on the Company’s Consolidated Balance Sheet. The Company has elected to account for the DST financing obligations using the FVO in accordance with ASC 825 and applies the FVO for each financial obligation recognized as Interests are sold, thus the election is occurring on an instrument-by-instrument basis. When the FVO is elected for a financial obligation, the Company subsequently measures the instrument at fair value and separately presents the changes in fair value resulting from instrument specific credit risk, if any, in other comprehensive income. The impact of changes in fair value other than those related to instrument specific credit risk are recorded in earnings, which represents a debit or credit entry, with the offset recorded as an adjustment to the financial obligation each reporting period.
Under the applicable master lease agreements, the Company is responsible for ongoing property management and for making fixed payments to the DSTs regardless of whether the DST Properties’ cash flows are sufficient to cover the payment. Accordingly, a holder of the DST’s beneficial interest receives a fixed payment from the Company and the potential for capital appreciation through the FMV Buyback Option. In exchange for these payments, the Company is entitled to receive the operating cash flows from the properties. For financial reporting purposes, the DST entities are not consolidated by the Company, but the underlying DST Properties and related mortgage debt are included in the consolidated financial statements due to the resulting failed sale-leaseback transactions. The DST Properties’ operations, including rental revenues and property operating expenses associated with the underlying property of each master lease and the master lease payment expense, are included in the respective line items on the Consolidated Statements of Operations.
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
During the year ended December 31, 2025, the Company sold one industrial asset, net of a $57,750 mortgage loan, to a DST as part of its second DST Offering of $60,900, sold 13 industrial assets to a DST as part of its third DST Offering of $95,540, and sold 40 retail assets to a DST as part of its fourth DST Offering of $229,250. See Note 9 - Debt for additional information regarding the mortgage loan. The Company did not sell or contribute any assets to a DST during the year ended December 31, 2024. During the year ended December 31, 2023, the Company contributed two industrial assets to a DST as part of the initial DST Program offering of $85,300. Wholly owned subsidiaries of the Company leased back the assets held in the DSTs in accordance with the master lease agreements.
The following tables provide details on the Company’s DST Program activity:

	For the Year Ended December 31,
	2025	2024	2023
Net proceeds from DST Interests sold (1)	$299,033	$38,433	$13,694
Master lease payments (2)	$16,874	$4,478	$1,120
Distributions from the Company's DST Interests	$5,399	$3,500	$611
(1)    Proceeds from DST Interests sold for the years ended December 31, 2025, 2024, and 2023 are net of total upfront fees at closing of $6,305, $620, and $138, respectively, of which the Company earned $4,136, $384, and $138, respectively. The upfront fees earned at closing by the Company are included within Other income (expense), net on the Consolidated Statements of Operations.
(2)    We account for payments made to the DSTs under the master leases as a reduction of our financial obligations prior to remeasuring the fair value.

	December 31, 2025	December 31, 2024
DST financing obligation (1)	$350,125	$52,123
(1)    The DST financing obligation is included within Other liabilities on the Consolidated Balance Sheets.

From inception of the DST Program through December 31, 2025, the Company has raised gross proceeds of $357,568 from its DST Program.
8.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following:

		December 31, 2025			December 31, 2024
	Weighted Average Life (Years)	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net
Intangible lease assets:
In-place lease intangibles	13.3	$154,558	$(24,173)	$130,385	$107,642	$(15,978)	$91,664
Other lease intangibles (1)	14.1	125,195	(12,588)	112,607	82,696	(6,259)	76,437
Total intangible lease assets	13.6	$279,753	$(36,761)	$242,992	$190,338	$(22,237)	$168,101
(1)    Includes total tenant lease inducement balance of $66,635 and $60,676 as of December 31, 2025 and 2024, respectively.

Amortization expense related to the intangible lease assets for the year ended December 31, 2025 was $14,334, of which $11,299 and $3,035 is included in depreciation and amortization and rental revenue, respectively within the Consolidated Statements of Operations. Amortization expenses related to the intangible lease assets for the year ended December 31, 2024 was $11,708, of which $9,673 and $2,035 is included in depreciation and amortization and rental revenue, respectively within the Consolidated Statements of Operations. Amortization expense related to the intangible lease assets for the year ended December 31, 2023 was $8,760, of which $8,350 and $410 is included in depreciation and amortization and rental revenue, respectively within the Consolidated Statements of Operations. The amounts included in rental revenue are related to tenant lease inducements.
The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of December 31, 2025 is as follows:

	In-Place Tenant Lease Intangible Assets	Other Lease Intangibles
2026	$12,999	$8,912
2027	12,999	9,489
2028	12,999	9,489
2029	12,998	9,487
2030	12,999	9,489
Thereafter	65,391	65,741
Total	$130,385	$112,607
As of December 31, 2025 and 2024, the gross carrying amounts of the Company’s below market lease intangibles were $6,148 and $5,931, with accumulated amortization of $877 and $519, respectively. The below market lease intangibles, net of accumulated amortization, are included in other liabilities within our Consolidated Balance Sheet.

9.    Debt
The following table details the mortgage notes, credit facilities, and other borrowings of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate (1)(2)	Weighted Average Maturity Date	Maximum Facility Size	December 31, 2025	December 31, 2024
Mortgage notes & credit facilities:
Unsecured term loan credit facility	S + 1.35%	6/12/2030	$1,250,000	$1,250,000	$1,165,500
Unsecured revolving credit facility	S + 1.40%	6/12/2029	$2,610,000	414,000	246,950
Fixed rate mortgages	4.99%	8/25/2029	N/A	106,447	99,098
Variable rate mortgages	S + 1.88%	3/2/2029	N/A	106,462	129,824
Deferred financing costs, net				(43,912)	(13,624)
Total mortgage notes & credit facility, net:				$1,832,997	$1,627,748

Unsecured senior notes
Unsecured senior notes	6.35%	2/2/2030	N/A	$130,000	$130,000
Deferred financing costs, net				(3,504)	(3,655)
Unsecured senior notes, net				$126,496	$126,345

Other borrowings
Secured financings of investments in real estate debt	S + 1.67%	6/20/2027	$1,750,000	$757,069	$—
Deferred financing costs, net				(3,122)	—
Other borrowings, net				$753,947	$—
__________________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of December 31, 2025, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating-rate debt. See further discussion of outstanding interest rate swaps below.
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
The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greatest of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 1.0%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the year ended December 31, 2025 was 5.59% (unhedged) and 5.01% (hedged).
The unsecured revolving credit facility consists of USD (“USD Revolver”) and Alternative (“Alternative Revolver”) denominated currencies, and bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greatest of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 1.0%, and (d) 1.0%. The adjusted floating rate for the USD Revolver is SOFR, while the Alternative Revolver is EURIBOR for Euro borrowings, and CORRA plus 0.30% for Canadian Dollar borrowings. The weighted average interest rate for the unsecured revolving credit facility for the year ended December 31, 2025 was 5.63% (unhedged) and 4.69% (hedged).

During the year ended December 31, 2025, the Company earned an additional $682 of income as a result of over hedging on our interest rate swaps. We believe the interest rate swaps are still highly effective.
The following table details the Company’s interest rate swaps as of December 31, 2025:

Notional Balance	Fixed Rate
Mortgage notes & credit facilities:
Unsecured term loan credit facility
$700,000	3.65%
$250,000	3.42%
$145,500	4.23%
$100,000	3.67%
$54,500	3.40%
Unsecured revolving credit facility
$100,000	3.25%
$45,500	3.40%
Variable rate mortgages
$47,666	3.74%
During the year ended December 31, 2025, the Company entered into a variable rate mortgage note of $57,750 secured by a property contributed to a DST as part of our DST Program. The interest on the mortgage and any amounts received or owed under the interest rate swap are borne by such DST and are not consolidated in the Company’s Condensed Consolidated Financial Statements. Additionally, the Company contributed a variable rate mortgage note of $84,500 for interest in a joint venture. Refer to Note 3 - Acquisitions and Dispositions for additional information.
Unsecured Senior Notes
On August 28, 2024, NLT OP entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $29,000 of 6.24% Senior Notes Series A, due August 28, 2028, $38,500 of 6.32% Senior Notes, Series B, due August 28, 2029, $39,500 of 6.40% Senior Notes, Series C, due August 28, 2030 and $23,000 of 6.43% Senior Notes, Series D, due August 28, 2031 (collectively, the “Notes”), to accredited investors in a private placement. Interest on the Notes is due semi-annually on the 28th day of February and August of each year, beginning on February 28, 2025. Proceeds from the issuance of the Notes were used to pay down existing indebtedness of the Company and for other general purposes. On October 16, 2025, NLT OP entered into an amendment to the Note Purchase Agreement, providing for, among other things, the amendment of certain financial and other covenants to align with the amended and restated credit agreement.
Secured Financings of Investments in Real Estate Debt
During the year ended December 31, 2025, the Company entered into financing agreements secured by certain of its CMBS investments and commercial real estate loans. The terms of the CMBS master repurchase agreements provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company, and may require the Company to provide additional collateral in the form of cash or securities if the market value of such financed investment declines. The CMBS master repurchase agreements have no set maturity date, with each borrowing having initial terms of one to three months. The Company has the option to continuously extend the maturity of outstanding balances for additional one to three month terms upon each interim maturity date. The financing arrangements secured by the Company’s commercial real estate loans have a maturity date which is the earlier of (a) the weighted average maturity date of March 26, 2028 or (b) the maturity date of the underlying secured commercial real estate loans. Certain arrangements have a one year extension option.
As of December 31, 2025, the Company’s total secured financings of investments in real estate debt outstanding was $757,069, secured by $497,710 of its CMBS investments and $631,980 of its commercial real estate loans. These financings have a weighted average maturity date of June 20, 2027, and a weighted average interest rate of SOFR + 1.67%. As of December 31, 2024, the Company did not have any secured financings of investments in real estate debt outstanding. The Company’s secured financings of investments in real estate debt are included within Other Borrowings within the Condensed Consolidated Balance Sheets.

Financial Covenants
The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loan credit facilities, revolving credit facility and unsecured senior notes agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and tangible net worth thresholds, among others. As of December 31, 2025, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.
The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of December 31, 2025:

Year	Amount
2026	$274,446
2027	368,183
2028	77,712
2029	673,388
2030	97,250
Thereafter	1,273,000
Total	$2,763,978
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
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we use interest rate swap and interest rate cap contracts to manage our exposure on the variable rate interest debt and to manage our exposure to fluctuations in the fair value of our fixed rate investments in real estate debt. The Company has designated these derivative financial instruments as cash flow hedges as defined under GAAP as of December 31, 2025 and 2024.
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
The following table details the Company’s outstanding derivatives:

			Notional Amount
Financial Instruments	Number of Instruments	Weighted Average Maturity Date	December 31, 2025	December 31, 2024
Derivatives Designated as Hedging Instruments
Interest rate swaps	16	6/2/2028	$1,718,611	$1,425,130
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts (1)	11	7/20/2028	696,617	131,037
Foreign currency option contracts (1)	2	11/30/2028	104,370	104,370
Total			$2,519,598	$1,660,537
__________________
(1)The notional amount reflects the balance we expect to settle at the maturity date based on the contractual strike price at trade execution.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets as of December 31, 2025 and 2024, is detailed below.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2025	December 31, 2024	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivative Designated as Hedging Instruments
Interest rate swaps	Other Assets	$725	$13,546	Other Liabilities	$10,572	$1,922
Total Derivatives Designated as Hedging Instruments		$725	$13,546		$10,572	$1,922

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Other Assets	$3,685	$808	Other Liabilities	$14,633	$2,630
Foreign currency option contracts	Other Assets	4,489	2,853	Other Liabilities	—	—
Total Derivatives Not Designated as Hedging Instruments		$8,174	$3,661		$14,633	$2,630
The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Consolidated Statement of Operations during the year ended December 31, 2025:

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	December 31, 2025		December 31, 2025
Interest rate swap - Investments	$109	Interest Income	$615
Interest rate swap - Borrowings	(12,592)	Interest Expense	8,758
Total Derivatives Designated as Hedging Instruments	$(12,483)		$9,373

The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Consolidated Statement of Operations for the year ended December 31, 2024:

	Amount of Unrealized Gain Recognized in OCI	Location of Gain Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	December 31, 2024		December 31, 2024
Interest rate swap	$35,827	Interest Expense	$19,456
Interest rate caps	6,053	Interest Expense	6,053
Total Derivatives Designated as Hedging Instruments	$41,880		$25,509
The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Consolidated Statement of Operations for the year ended December 31, 2023:

	Amount of Unrealized Loss Recognized in OCI	Location of Gain Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	December 31, 2023		December 31, 2023
Interest rate swap	$(9,045)	Interest Expense	$13,841
Interest rate caps	(1,309)	Interest Expense	11,803
Total Derivatives Designated as Hedging Instruments	$(10,354)		$25,644
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Consolidated Statement of Operations for the years ended December 31, 2025, 2024, and 2023:

Derivatives Not Designated as Hedging Instruments	Statement of Operations Location	December 31, 2025	December 31, 2024	December 31, 2023
Foreign currency forward contracts	Other Income (Expense)	$(9,127)	$4,998	$(6,820)
Foreign currency option contracts	Other Income (Expense)	1,636	(2,213)	5065
Total Derivatives Not Designated as Hedging Instruments		$(7,491)	$2,785	$(1,755)
11.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	December 31, 2025	December 31, 2024
Accrued ongoing servicing fees	$167,835	$101,890
Accrued management fee	16,710	9,710
Performance participation allocation	30,724	15,719
Advanced organization and offering costs	7,060	9,677
Other advanced expenses (1)	5,639	3,095
Total	$227,968	$140,091
(1)    Includes salaries and other invoices paid by the Adviser on behalf of and subsequently reimbursed by the Company.

Ongoing Servicing Fees
The Company accrues ongoing servicing fees payable to the Dealer Manager, for ongoing services rendered to shareholders for Class S, Class N, and Class D shares equal to 0.85%, 0.50% and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The ongoing servicing fees are paid monthly in arrears.

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
The management fee may be paid, at the Adviser’s election, in cash, Class I shares or Class I OP Units. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense. During the years ended December 31, 2025, 2024 and 2023, the Company incurred management fees of $80,727, $45,383 and $22,224, respectively.
During the years ended December 31, 2025, 2024 and 2023, the Company issued 7,162,527, 3,987,057 and 1,887,887 shares, respectively, to the Adviser as payment for management fees. Management fees of $16,710 and $9,710 were accrued and unpaid as of December 31, 2025 and 2024, respectively. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.
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
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Investment Advisory Agreement, the Special Limited Partners hold a performance participation interest in NLT OP that entitles them to receive an allocation of NLT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Investment Advisory Agreement. Under the NLT OP agreement, the Special Limited Partners are entitled to an allocation from NLT OP equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis and is paid quarterly in OP Units, ORENT shares, or cash, at the election of the Special Limited Partner. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partners are only entitled to the performance participation allocation fee provided that the Investment Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in our Consolidated Statements of Operations. During the years ended December 31, 2025, 2024, and 2023, the Company recognized $97,760, $38,321 and $12,467, respectively, of performance participation allocation expense in the Company’s Consolidated Statements of Operations.
During the years ended December 31, 2025, 2024, and 2023, the Company issued 8,018,603, 2,081,534, and 1,590,696 Class I OP Units, respectively, to the Special Limited Partners as payment of performance participation allocation at the respective NAV per unit. During the years ended December 31, 2025 and 2024, 113,979 and 27,517 Class I OP Units originally issued as payment of performance participation allocation were redeemed, respectively. There were no Class I OP Units originally issued as payment of performance participation redeemed during the year ended December 31, 2023. As of December 31, 2025 and 2024, there were 11,713,777 and 3,809,153 Class I OP Units outstanding, respectively, issued as payment of the performance participation allocation expense.

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
Accrued Interest - Affiliate Line of Credit
During the years ended December 31, 2024 and 2023, the Company issued 695,189 and 1,618,680, respectively, to our affiliate, Blue Owl Capital Holdings LP, as payment for interest on the revolving promissory note. During the year ended December 31, 2024, the Company repaid the outstanding balance under the affiliate line of credit as well as the remaining accrued interest through the use of proceeds from the issuance of common shares and cash flows from operations.
Common Shares Held by Affiliates
As of December 31, 2025 and 2024, ORENT affiliates and their employees owned 5,977,092 and 13,109,016 ORENT Class I shares, respectively. The aggregate amount of the Class I shares owned by ORENT affiliates and their employees was $63,181 and $133,696, based on the NAV per share/unit as of December 31, 2025 and 2024, respectively.
During the years ended December 31, 2025 and 2024, the Adviser submitted 11,980,447 and 2,854,246 Class I shares, previously issued as payment for management fees and interest on the affiliate line of credit, for repurchase by the Company for a total of $123,471 and $29,000, respectively. During the year ended December 31, 2023, the Adviser did not submit any shares for repurchase. Additionally, during the year ended December 31, 2025, Blue Owl Real Estate Fund V OP (SH) LP (“Fund V”), a fund also managed by the Adviser, redeemed 2,777,242 Class I shares for a total of $28,402. The shares represent all of the shares previously issued by the Company as consideration for properties acquired from Fund V during the year ended December 31, 2022.
Real Estate Transactions
Investments in real estate, net, Intangible assets, net, and Other liabilities include properties that were acquired from various funds that are also managed by our Adviser. The five properties acquired during the year ended December 31, 2025, were acquired for total cash consideration of $273,644. While these properties were acquired from related parties, these related parties and the Company are not under common control, and these transactions were approved by the Board of Trustees.
Other
Through the Company’s investment in Miner JV, a build-to-suit joint venture, the Company engaged an affiliate of the Adviser, STACK Infrastructure, Inc. (together with its affiliates and wholly and partially owned subsidiaries, “STACK”), to provide management and administrative services as the Development Manager. Under the Development Management agreement, STACK will earn an annual development fee which is not to exceed 3% of the project costs.
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

The following table details the components of operating lease income from leases in which the Company is the lessor.

	Year Ended December 31,
	2025	2024	2023
Base rent (1)	$191,815	$165,650	$149,087
Straight-line rental revenue, net (2)	21,419	19,398	20,958
Variable lease payments (3)	22,317	21,650	16,913
Amortization of below market lease intangibles	358	297	187
Total Rental revenue	$235,909	$206,995	$187,145
__________________
(1)Consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments.
(3)Consists of reimbursement of common area maintenance (“CAM”) and real estate taxes, and amortization of tenant lease inducements.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of December 31, 2025.

Year	Future Minimum Rents (1)
2026	$273,731
2027	278,321
2028	282,960
2029	286,114
2030	290,743
Thereafter	2,868,184
Total	$4,280,053
(1)    Excludes future minimum rents related to leases with build-to-suit arrangements and other leases where the rent commencement date is based on future events and therefore not fixed as of December 31, 2025.

Lessor – Financing receivables
In accordance with ASC 842, certain of the Company’s sales-type lease contracts are primarily accounted for as failed sale-leaseback transactions and were recorded as an Investments in leases - Financing receivables. During the years ended December 31, 2025, 2024 and 2023, the Company recognized interest income of $39,865, $61,626 and $57,094, respectively. Interest income is recognized on an effective interest basis at a constant rate of return over the term of the applicable leases. Cash received from the sales-type leasing agreements was $26,714 and $48,795 during the years ended December 31, 2025 and 2024, respectively.
All of the lease payments are triple net basis to the tenant and the Company has rights in accordance with the individual lease agreements to protect the value of our leased properties. As of December 31, 2025, the future minimum payments of sales-type lease receivables were as follows:

Year	Future Minimum Rents
2026	$36,898
2027	48,229
2028	49,502
2029	50,757
2030	52,098
Thereafter	8,524,754
Total lease payment receivable	8,762,238
Less deferred interest income	8,237,150
Less allowance for credit losses	22,515
Total Investments in leases - Financing receivables	$502,573

The following table reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31, 2025	December 31, 2024
Balance, beginning of period	$22,934	$16,638
Current period change in credit allowance	6,780	6,296
Reduction in allowance resulting from dispositions	(7,199)	—
Balance, end of period	$22,515	$22,934
We assess the credit quality of our investments through the credit ratings of the lessee. The credit quality indicators are reviewed by us on a quarterly basis as of quarter-end. In instances where the lessee does not have a public credit rating, we may use either a comparable proxy company or the overall corporate credit rating, as applicable. We also use this credit rating to determine the probability of default when estimating credit losses for each investment. Our current year change in credit allowance is primarily the result of acquisitions and dispositions.
The following tables detail the amortized cost basis of our Investments in leases - Financing receivable by the credit quality indicator as of December 31, 2025 and 2024:

	December 31, 2025
	B2	Caa2	Total
Investments in leases - Financing receivable	$115,465	$409,623	$525,088

	December 31, 2024
	B2	Caa2	Total
Investments in leases - Financing receivable	$342,849	$215,358	$558,207
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
Lessee - DST Program Master Lease
As of December 31, 2025, the Company contributed or sold 56 assets to the DST as part of its DST Offerings. The assets are leased back to wholly owned subsidiaries of the Company under the master lease agreements. The following table presents the undiscounted future minimum rent payment obligation of the wholly owned subsidiaries:

Year	Future Minimum Payments
2026	$29,076
2027	29,076
2028	29,234
2029	29,482
2030	30,813
Thereafter	493,711
Total	$641,392
13.    Tenant Concentrations
As of December 31, 2025, the Company had one tenant that constituted a significant asset concentration. The Company typically leases its operating properties to corporate tenants under master leases that are associated with multiple operating properties, which creates asset concentrations within the Company. Assets leased to subsidiaries of and guaranteed by Amazon.com, Inc. accounted for approximately 11.6% and 20.1% of the Company’s net book value of assets as of December 31, 2025 and 2024, respectively. The audited financial statements for Amazon.com, Inc. for the years ended December 31, 2025 and 2024, are publicly available on the SEC’s website, http://www.sec.gov.

The Company had one tenant from which it derived 10% or more of its revenue for the years ended December 31, 2025 and 2024, and two tenants from which it derived 10% or more of its revenue for the year ended December 31, 2023, as follows:

	Rental Income			Percentage of Total Rental Income
	Year Ended December 31,			Year Ended December 31,
Tenant(1)	2025	2024	2023	2025	2024	2023
Amazon	$69,415	$70,504	$67,777	25.2%	26.2%	27.8%
McDermott, Inc.	$26,835	$26,561	$26,070	9.7%	9.9%	10.7%

(1)     Includes tenants that represent less than 10% of total rental income in the current year for comparative purposes.

The Company derived 16.9% of its rental revenue from tenants outside of the United States, primarily one property in Canada leased to Amazon.

14.    Equity and Non-Controlling Interest
Authorized Capital
As of December 31, 2025, the Company had the authority to issue an unlimited number of preferred shares and four classes of common shares including Class S shares, Class N shares, Class D shares, and Class I shares. Each class of common shares and preferred shares has a par value of $0.01. The Company’s Board of Trustees has the ability to establish the preferences and rights of each class of common shares or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.
Common Shares
The following table details the movement in the Company’s outstanding common shares:

	Class S	Class N	Class D	Class I	Total
December 31, 2022	43,401,686	–	1,385,421	31,668,259	76,455,366
Common shares issued	48,158,608	–	3,247,573	70,130,943	121,537,124
Distribution reinvestment	1,982,704	–	93,689	1,886,855	3,963,248
Common shares repurchased	(1,474,835)	—	(237,865)	(2,034,326)	(3,747,026)
December 31, 2023	92,068,163	–	4,488,818	101,651,731	198,208,712
Common shares issued	96,583,427	15,060,527	1,877,083	118,794,817	232,315,854
Distribution reinvestment	4,816,166	95,100	60,745	5,143,515	10,115,526
Common shares repurchased	(6,435,036)	–	—	(10,984,757)	(17,419,793)
Common shares converted (1)	(65,954)	–	(4,674,741)	4,661,712	(78,983)
December 31, 2024	186,966,766	15,155,627	1,751,905	219,267,018	423,141,316
Common shares issued	123,170,264	32,167,870	6,040,720	151,257,759	312,636,613
Distribution reinvestment	8,720,501	980,502	224,324	8,960,003	18,885,330
Common shares repurchased	(9,362,693)	(504,506)	(266,950)	(22,009,884)	(32,144,033)
Common shares converted (2)	(2,523,694)	–	1,170,048	1,359,215	5,569
December 31, 2025	306,971,144	47,799,493	8,920,047	358,834,111	722,524,795
(1)     During the year ended December 31, 2024, 65,954 Class S shares with a value of $664 and 4,674,741 Class D shares with a value of $46,636 were converted into 4,661,712 Class I shares based on the respective period’s NAV per share.
(2)    During the year ended December 31, 2025, 2,523,694 Class S shares with a value of $25,763 were converted into 1,170,048 Class D shares and 1,359,215 Class I shares based on the respective period’s NAV per share.

Redeemable Common Shares
In connection with the Company’s payment of interest on its affiliate line of credit and management fee, the Adviser holds Class I shares. See Note 11 – Related Party Transactions for further details on the affiliate line of credit and management fee. The Adviser and BO Lender have the ability to redeem the Class I shares for cash at their election, therefore the Company has classified these Class I shares as Redeemable common shares outside of equity on the Company’s Consolidated Balance Sheet. As of December 31, 2025, 2024 and 2023, we have issued 15,580,640, 8,418,113 and 3,735,867 Redeemable common shares, respectively. As of December 31, 2025 and 2024, 745,946 and 5,563,867 Redeemable common shares, respectively, remained outstanding. See Note 11 - Related Party Transactions for further details on the redemption of Redeemable common shares.
The Redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $268, $227 and $(4), during the years ended December 31, 2025, 2024 and 2023, respectively.
Share and Unit Repurchases
The Company adopted a share repurchase plan whereby, subject to certain limitations, shareholders can request, on a quarterly basis, that the Company repurchase all or any portion of their shares. The repurchase price per share will generally be equal to the NAV per share as of the last calendar day of the first month of the applicable calendar quarter, except that, subject to certain exceptions, shares that have not been outstanding for at least one year which will be repurchased at 98% of the transaction price (“Early Repurchase Deduction”). The aggregate NAV of total repurchases of Class S, Class N, Class D, and Class I shares (including repurchases by certain “fund of fund” vehicles and certain U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the preceding three months for which NAV is available). Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares and may submit such repurchase requests beginning after the start of the second month of the applicable calendar quarter. The Early Repurchase Deduction does not apply to shares acquired through the distribution reinvestment plan or to repurchases of common shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. In addition, the Company may not apply the Early Repurchase Deduction to certain “fund of fund” or feeder vehicles or their respective underlying investors.
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
For the year ended December 31, 2025, the Company repurchased 32,144,033 common shares for a total of $331,163. Additionally, the Company converted 3,330,927 OP Units to REIT Shares with a value of $34,464. The Company had no unfulfilled repurchase requests during the year ended December 31, 2025.
For the year ended December 31, 2024, the Company repurchased 17,419,793 common shares and 34,231 OP Units for a total of $176,039 and $350, respectively. Additionally, the Company converted 1,027,885 OP Units to REIT Shares with a value of $10,499. The Company had no unfulfilled repurchase requests during the year ended December 31, 2024.
For the year ended December 31, 2023, the Company repurchased 3,747,026 common shares and 2,213,040 OP Units for a total of $38,425 and $22,554, respectively. The Company had not repurchased any common shares. The Company had no unfulfilled repurchase requests during the year ended December 31, 2023.
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

The following tables detail the aggregate distributions declared for each applicable class of common shares for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.7000	$0.7000	$0.7000	$0.7000
Stockholder servicing fee per common share	(0.0869)	(0.0514)	(0.0256)	—
Net distributions declared per common share	$0.6131	$0.6486	$0.6744	$0.7000

	Year Ended December 31, 2024
	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.7000	$0.4083	$0.7000	$0.7000
Stockholder servicing fee per common share	(0.0856)	(0.0296)	(0.0248)	—
Net distributions declared per common share	$0.6144	$0.3787	$0.6752	$0.7000

	Year Ended December 31, 2023
	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.7000	$—	$0.7000	$0.7000
Stockholder servicing fee per common share	(0.0870)	—	(0.0253)	—
Net distributions declared per common share	$0.6130	$—	$0.6747	$0.7000
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
Redeemable Non-controlling Interest
In connection with the payment of its performance participation allocation, the Special Limited Partners hold Class I OP Units. See Note 11 - Related Party Transactions for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partners have the ability to redeem their Class I OP Units for Class I shares in the Company or cash at their election, the Company has classified these Class I OP Units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Consolidated Balance Sheet.

The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the year ended December 31, 2023 through the year ended December 31, 2025:

Balance as of December 31, 2022	$1,657
Settlement of current year performance participation allocation	16,428
Net income (loss) allocation	(210)
Other comprehensive income (loss) allocation	(121)
Distributions	(561)
Fair value allocation	586
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	197
Balance as of December 31, 2023	$17,976
Settlement of current year performance participation allocation	21,126
Repurchases	(276)
Net income (loss) allocation	1,301
Other comprehensive income (loss) allocation	(183)
Distributions	(1,787)
Fair value allocation	862
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	933
Balance as of December 31, 2024	$39,952
Settlement of current year performance participation allocation	82,755
Repurchases	(1,163)
Net income (loss) allocation	5,679
Other comprehensive income (loss) allocation	310
Distributions	(5,096)
Fair value allocation	2,488
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	435
Balance as of December 31, 2025	$125,360
During the years ended December 31, 2025, 2024 and 2023, the Company issued Class I OP Units to the Special Limited Partners as payment of the performance participation allocation. As of December 31, 2025, 134,418 units had been redeemed for cash, and 6,718 OP units had been exchanged for Class I shares in the Company.
The Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in-Capital and Redeemable Non-controlling Interest of $2,488, $862 and $586 for the years ended December 31, 2025, 2024 and 2023, respectively.
Share-Based Compensation
During the years ended December 31, 2025, 2024 and 2023, we awarded independent members of the Board of Trustees 39,255, 38,683 and 16,397 shares of restricted Class I shares, respectively. The restricted Class I shares are subject to a vesting period of 13.5 months. The Company incurred total share-based compensation expense of approximately $447, $395 and $170 for the years ended December 31, 2025, 2024 and 2023, respectively.
15.    Commitments and Contingencies
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

During the year ended December 31, 2024, the Company acquired 23 consolidated investments related to build-to-suit arrangements and placed one asset in service. During the year ended December 31, 2025, the Company placed seven of the assets in service and contributed two of the assets for interests in LV Petroleum JV. The Company has paid and/or accrued $77,917 in construction costs and estimates the total future commitments to complete the construction for the remaining 13 assets to be $8,921. As of December 31, 2025, the remaining maximum contractual funding is $49,748.
The Company has made direct and indirect investments into joint ventures, which were formed to construct assets in build-to-suit arrangements, including net lease data centers. As of December 31, 2025, the estimated future commitments of the Company to complete the construction of the build-to-suit assets is $1,887,302, which is to be funded through 2029. As of December 31, 2025, the investments subject to future fundings have a weighted average capitalization rate of 8.78%, a weighted average remaining lease term of 20.9 years, and a weighted average credit rating of A.
Additionally, as of December 31, 2025, the Company has commitments to fund up to $240,984 in additional future fundings related to our investments in commercial real estate loans, including those held through joint ventures.
During the year ended December 31, 2025, the Company assumed a leasehold interest in a ground lease ("Stadium Lease") with Stark County Port Authority for land related to the HOF Village Stadium, and entered into a sub-ground lease (“Sublease”) with HOF Village (the “Tenant”) related to this land. The Company’s obligations under the Stadium Lease remain in effect notwithstanding the Tenant’s agreement to make these Stadium Lease payments directly to the Port Authority. Accordingly, if the Tenant defaults under the Sublease, the Company may be required to make such payments directly to Stark County Port Authority as obligated under the Stadium Lease.
16.    Earnings Per Share
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
All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.

	For the Year Ended December 31,
	2025	2024	2023
Net income (loss)	$491,207	$173,085	$(21,004)
Net (income) loss attributable to non-controlling interests	(26,175)	(12,793)	1,097
Net income (loss) attributable to ORENT	$465,032	$160,292	$(19,907)

Net income (loss) attributable to dilutive OP Units	26,175	12,793	(1,097)
Net income (loss) attributable to ORENT - dilutive	$491,207	$173,085	$(21,004)

Weighted average number of common shares outstanding - basic	585,286,421	325,419,692	143,668,975
Effect of dilutive unvested restricted Class I shares	39,255	38,683	16,212
Effect of dilutive OP Units	33,148,740	29,137,243	28,477,258
Weighted average number of common shares outstanding - dilutive	618,474,416	354,595,618	172,162,445

Net income (loss) per common share - basic	$0.79	$0.49	$(0.14)
Net income (loss) per common share - diluted	$0.79	$0.49	$(0.12)
The computation of diluted net income (loss) per common share for the years December 31, 2025, 2024, and 2023, includes 39,255, 38,683 and 16,212 dilutive restricted Class I shares and 33,148,740, 29,137,243 and 28,477,258 dilutive OP Units, respectively.
17.    Segment Reporting
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors.

The Company’s Chief Executive Officer is responsible for allocating resources and assessing performance, and as such is the Chief Operating Decision Maker (“CODM”). The CODM reviews information at the consolidated entity level, which does not distinguish the principal business, or group the operations, by property type, lease classification, investment type or any other grouping. Accordingly, the Company has one operating segment and one reportable segment as of December 31, 2025.
The CODM specifically reviews consolidated net income and certain significant expenses excluding non-cash items on a consolidated basis to allocate resources accordingly. The following table details our segment financial results for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Total segment revenues	$275,774	$268,621	$244,239
Segment expenses
Fund level expenses (1)	27,754	20,597	19,779
Management fees	80,727	45,383	22,224
Performance participation allocation	97,760	38,321	12,467
Interest expense (2)	95,226	108,127	124,684
Other segment (income) expenses, net (3)	(517,674)	(120,712)	85,859
Income tax expense	774	3,820	230
Consolidated segment net income (loss)	$491,207	$173,085	$(21,004)
__________________
(1)     Fund level expenses are equal to total general and administrative expenses adjusted to exclude the CECL allowance.
(2)     Interest expense excludes non-cash items such as amortization expense related to our deferred financing fees.
(3)     Other segment (income) expense, net includes rental property operating expenses, CECL allowance, impairment charges, depreciation and amortization, income from unconsolidated real estate affiliates, net gain or loss on dispositions, interest income and other (income) expense, net.

The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

18.    Income Taxes
The Company has elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2022. The Company has also elected for some of its subsidiaries to be treated as taxable REIT subsidiaries (“TRSs”), which are subject to federal and state income taxes.
For the years ended December 31, 2025, 2024 and 2023 the Company incurred income tax expense related to its DST Program through its TRS and foreign entities of $774, $3,820 and $230, respectively.
The components of income tax expense for the year ended December 31, 2025 and 2024 were as follows:

	Years Ended
	December 31, 2025	December 31, 2024
Income (loss) before income taxes
Domestic net income before income taxes	$494,006	$186,527
Foreign net loss before income taxes	(2,025)	(9,622)
Total net income before income taxes	$491,981	$176,905

Current expense
U.S. Federal	$60	$247
U.S. State	38	135
Foreign	926	2,217
Total current expense	$1,024	$2,599
Deferred tax (benefit) expense
U.S. Federal	$(578)	$31
U.S. State	(146)	14
Foreign	474	1,176
Total deferred tax (benefit) expense	$(250)	$1,221
Total income tax expense, net	$774	$3,820

The table below reconciles the difference between the 21.0% federal statutory rate and the Company’s effective tax rate of 0.2% based on net income before income taxes for the year ended December 31, 2025.

	Amount	Percent

Net income before income taxes	$491,981

Federal provision at statutory tax rate	$103,316	21.0%
REIT income not subject to taxes	(103,094)	(21.0)%
Rate differential	(83)	—%
State and local taxes, net of federal benefit	(104)	—%
Return to provision	23	—%
Corporate interest restriction	507	0.1%
Other non-deductible items	354	0.1%
Prior period adjustments	(145)	—%
Total provision for income taxes	$774	0.2%
The table below details the Company’s income taxes paid, net of refunds received, for the year ended December 31, 2025:

Year Ended
December 31, 2025
US Federal	$248

US State and local
California	$106
North Carolina	39
Alabama	6
Other	5
Total	$156

Foreign
Canada	$225
United Kingdom	986
Germany	201
Total	$1,412

Total income taxes paid	$1,816
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for GAAP purposes and the amount used for income tax purposes. As of December 31, 2025, the Company had a net deferred tax asset of $754 included within Other assets in the Consolidated Balance Sheets (primarily comprised of organizational expenses of $302 and a deferred tax asset of $452 for basis differences in real property and swaps). As of December 31, 2024, the Company had a net deferred tax asset of $29 included within Other assets in the Consolidated Balance Sheets, comprised of a deferred tax asset related to its DST Program of $383 for organizational expenses and a deferred tax liability of $354 for basis differences in real property. As of December 31, 2025, the Company had a foreign deferred tax asset and liability (primarily related to straight-line rent adjustments) of $415 and $2,130, respectively, as well as a deferred tax asset related to interest expenses of $1,640 net of a valuation allowance of $1,640.
Although the Company intends to continue to operate in a manner that will enable it to qualify as a REIT, such qualification will depend on the Company’s ability to meet, on a continuing basis, various distribution, stock ownership and other tests. Our tax treatment of distributions per common share for the years ended December 31, 2025 and 2024 and the period from Inception through December 31, 2023 were 70%, 100%, and 100% return of capital distributions.
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

19.    Subsequent Events
In preparation of the accompanying Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after December 31, 2025 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from December 31, 2025 through the date the financial statements were issued.
Proceeds from the Issuance of Common Shares
From January 1, 2026, through the date the financial statements were issued, the Company sold an aggregate of 70,030,254 common shares (consisting of 28,911,384 Class S shares, 5,906,298 Class N shares, 826,777 Class D shares, and 34,385,795 Class I shares) resulting in net proceeds of $737,288 to the Company as payment for such shares.
Repurchases
From January 1, 2026, through the date the financial statements were issued, the Company repurchased 12,609,871 shares of common shares for a total of $133,433. The Company did not repurchase any OP Units from January 1, 2026 through the date the financial statements were issued. The Company had no unfulfilled repurchase requests for the period from January 1, 2026, through the date the financial statements were issued.
Distributions
On January 23, 2026, the Company declared an increase to its gross distribution rate from $0.7000 to $0.7500 per share per year for each class of its common shares for shareholders of record following the close of business on January 31, 2026.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025
(Dollars in thousands)

			Initial Cost		Costs Capitalized Subsequent to Acquisition(2)		Gross Amounts at which Carried at the Close of Period
Property Type and Investment	Number of Properties	Encumbrances	Land and Land Improvements	Buildings / Furniture, Fixtures & Equip	Land and Land Improvements	Buildings / Furniture, Fixtures & Equip	Land and Land Improvements	Buildings / Furniture, Fixtures & Equip	Total	Accumulated Depreciation (1)	Year Acquired
Industrial Properties
Albany, MO	1	$—	$1,596	$11,841	$—	$—	$1,596	$11,841	$13,438	$—	2025
Altoona, IA	1	—	—	96	—	262	—	358	358	—	2024
Amana, IA	1	57,750	10,097	98,289	—	—	10,097	98,289	108,386	(15,636)	2022
Arkoma, OK	1	—	1,255	1,556	—	—	1,255	1,556	2,811	(277)	2022
Athens, GA	1	—	—	77	—	4,854	—	4,932	4,932	—	2024
Batavia, OH	1	—	5,803	34,353	—	—	5,803	34,353	40,156	(2,143)	2024
Belvidere, IL	1	—	15,405	54,125	—	—	15,405	54,125	69,530	(3,100)	2024
Bowling Green, KY	1	—	4,337	141,562	—	—	4,337	141,562	145,900	(17,411)	2022
Brookshire, TX	1	—	1,570	3,963	—	—	1,570	3,963	5,533	(579)	2022
Bryan, TX	1	—	2,059	2,070	—	—	2,059	2,070	4,129	(386)	2022
Calgary, AB, Canada	1	—	33,775	—	13,513	389,646	47,288	389,646	436,933	(22,648)	2022
Cape Girardeau, MI	1	—	602	1,631	—	—	602	1,631	2,233	(348)	2022
Cartersville, GA	1	—	—	115	—	90	—	205	205	—	2024
Casper, WY	1	—	—	65	1,224	3,612	1,224	3,677	4,901	(75)	2024
Cheyenne, WY	1	—	—	66	1,439	3,765	1,439	3,831	5,270	(54)	2024
Chicago, IL	1	—	3,480	—	—	32,185	3,480	32,185	35,665	—	2025
Colorado Springs, CO	1	—	—	4,177	—	4,277	—	8,454	8,454	—	2024
Columbus, OH	1	—	7,591	4,946	—	4,009	7,591	8,955	16,546	—	2025
Cookeville, TN	1	—	—	515	—	2,513	—	3,028	3,028	—	2024
Cornwall, ON, Canada	1	—	3,436	31,867	(43)	(397)	3,393	31,470	34,863	(4,846)	2022
Cottage Grove, WI	1	—	—	10	—	329	—	339	339	—	2024
Council Bluffs, IA	1	—	1,702	2,185	—	—	1,702	2,185	3,887	(288)	2022
Cranston, RI	1	—	3,547	11,214	—	—	3,547	11,214	14,761	—	2025
Dothan, AL	1	—	1,407	10,588	—	—	1,407	10,588	11,995	(750)	2024
Fayetteville, NC	1	—	18,176	—	17,270	142,980	35,446	142,980	178,426	(11,460)	2022
Fort Myers, FL	1	—	—	83	6,623	5,634	6,623	5,717	12,340	—	2024
Fresno, CA	1	—	2,835	11,552	—	—	2,835	11,552	14,387	(244)	2025
Gaston, SC	1	—	813	2,330	—	—	813	2,330	3,143	(407)	2022
Geismar, LA	1	—	—	610	3,204	3,585	3,204	4,194	7,398	(155)	2024
Gulfport, MS	1	—	—	1,095	—	4,353	—	5,448	5,448	—	2024
Harlingen, TX	1	—	1,407	2,149	—	—	1,407	2,149	3,556	(295)	2022
Horizon City, TX	1	—	1,942	8,989	—	—	1,942	8,989	10,931	(546)	2024
Houston, TX	1	—	1,441	4,266	—	—	1,441	4,266	5,706	(579)	2022
Huckelhoven, Germany	1	63,447	8,626	104,892	546	6,643	9,172	111,535	120,708	(10,798)	2023
Huntsville, TX	1	—	—	3,018	1,537	1,480	1,537	4,498	6,035	(94)	2024
Jonesboro, AR	1	—	—	81	—	3,184	—	3,265	3,265	—	2024
Kansas City, MO	1	—	1,528	8,603	—	—	1,528	8,603	10,131	—	2025

Knowsley, UK	1	48,712	25,791	65,700	1,524	4,910	27,315	70,610	97,925	(8,413)	2023
Lacombe, LA	1	—	—	9	1,546	2,432	1,546	2,441	3,987	(96)	2024
Lake City, FL	1	—	—	185	—	3,338	—	3,523	3,523	—	2024
Lebanon, IN	1	—	2,964	13,032	—	—	2,964	13,032	15,996	(958)	2024
Madison, AL	2	—	18,101	3,334	9,101	151,171	27,202	154,505	181,707	(10,119)	2022, 2024
Manchester, PA	1	—	28,195	303,808	—	—	28,195	303,808	332,003	—	2025
Mira Loma, CA	1	—	8,087	7,104	—	—	8,087	7,104	15,191	(525)	2024
Modesto, CA	1	—	2,508	8,086	—	—	2,508	8,086	10,594	(1,732)	2023
Montgomery, AL	1	—	—	622	—	2,783	—	3,405	3,405	—	2024
Mount Orab, OH	1	—	3,012	12,025	—	—	3,012	12,025	15,037	(744)	2024
Oregon, OH	1	—	1,116	1,614	—	—	1,116	1,614	2,729	(378)	2022
Orilla, ON, Canada	1	—	3,482	3,575	—	—	3,482	3,575	7,057	(756)	2022
Parsons, KS	1	—	863	8,788	—	—	863	8,788	9,651	(638)	2024
Pasco, WA	2	—	21,289	—	35,675	351,543	56,965	351,543	408,507	(28,342)	2022
Piedmont, SC	1	—	18,680	149,066	—	—	18,680	149,066	167,746	(399)	2025
Plymouth, MI	2	—	10,325	37,314	—	—	10,325	37,314	47,639	(4,223)	2022, 2023
Prairie View, TX	1	—	59,758	90,246	—	—	59,758	90,246	150,004	(896)	2025
Richmond Hill, GA	1	—	—	1,387	3,495	2,016	3,495	3,403	6,898	(101)	2024
Roland, OK	1	—	4,660	32,985	—	—	4,660	32,985	37,645	—	2025
Roseville, CA	1	—	15,357	55,260	—	—	15,357	55,260	70,617	(6,863)	2023
San Antonio, TX	1	—	—	112	—	2,842	—	2,953	2,953	—	2024
San Jose, CA	1	—	13,178	13,460	—	34	13,178	13,494	26,672	(879)	2024
Sanford, NC	1	—	8,459	13,811	—	—	8,459	13,811	22,270	(1,271)	2024
Seattle, WA	1	—	1,792	692	—	—	1,792	692	2,484	(93)	2022
Spartansburg, SC	1	—	—	52	—	2,203	—	2,255	2,255	—	2024
St. Mary's, OH	1	—	4,791	19,358	—	—	4,791	19,358	24,149	(3,536)	2023
Stuart, FL	2	—	7,600	26,345	—	—	7,600	26,345	33,945	(4,186)	2022
Tarboro, NC	1	—	5,232	14,914	—	—	5,232	14,914	20,146	(971)	2024
Trotwood, OH	1	—	894	—	1,010	4,428	1,903	4,428	6,332	(271)	2024
Wichita Falls, TX	1	—	1,142	1,877	—	—	1,142	1,877	3,019	(212)	2022
Total Industrial Properties:	71	$169,909	$401,705	$1,447,741	$97,666	$1,140,702	$499,370	$2,588,442	$3,087,813	$(169,723)

Office Properties
Columbia, MO	1	$—	$1,493	$13,600	$—	$—	$1,493	$13,600	$15,093	$(1,273)	2022
Houston, TX	1	—	4,432	142,208	—	—	4,432	142,208	146,640	(9,987)	2022
Readington, NJ	2	—	5,848	48,246	—	—	5,848	48,246	54,094	(6,966)	2022
Total Office Properties:	4	$—	$11,773	$204,054	$—	$—	$11,773	$204,054	$215,827	$(18,226)

Retail Properties
Albemarle, NC	1	$—	$751	$2,168	$—	$29	$751	$2,197	$2,948	$(315)	2022
Albuquerque, NM	2	—	2,585	7,220	—	—	2,585	7,220	9,805	(1,088)	2022
Alexandria, LA	1	—	635	4,257	—	—	635	4,257	4,892	(517)	2022
Allen, TX	1	—	1,633	1,931	—	—	1,633	1,931	3,564	(384)	2022
Alma, AR	1	—	325	2,946	—	—	325	2,946	3,271	(438)	2022

Alpena, AR	1	—	721	486	—	85	721	571	1,291	(181)	2022
Altus, OK	1	—	570	1,290	—	—	570	1,290	1,861	(43)	2025
Archdale, NC	1	—	812	2,369	—	31	812	2,400	3,212	(340)	2022
Arlington, TX	1	—	1,997	1,298	—	—	1,997	1,298	3,295	(453)	2022
Armstrong Creek, WI	1	—	341	1,018	—	—	341	1,018	1,359	(37)	2025
Arnold, Nottingham, UK	1	—	2,604	21,015	8	67	2,612	21,082	23,694	(53)	2025
Asheboro, NC	3	—	2,826	3,873	—	66	2,826	3,939	6,765	(801)	2022
Aurora, CO	1	—	2,421	3,737	—	—	2,421	3,737	6,158	(504)	2022
Barboursville, WV	1	—	1,354	3,220	—	—	1,354	3,220	4,573	(560)	2022
Barneveld, NY	1	—	631	1,452	—	—	631	1,452	2,084	(50)	2025
Bastrop, LA	1	—	951	2,410	—	59	951	2,469	3,420	(415)	2022
Beckley, WV	1	—	915	3,171	—	—	915	3,171	4,086	(558)	2022
Biggleswade, UK	1	—	7,826	15,987	66	135	7,892	16,122	24,014	(59)	2025
Birmingham, UK	1	—	10,679	22,039	90	187	10,769	22,225	32,994	(62)	2025
Biscoe, NC	1	—	1,101	697	—	18	1,101	715	1,816	(187)	2022
Bowling Green, KY	1	—	1,452	893	—	—	1,452	893	2,345	(359)	2022
Brentwood, CA	1	—	3,688	18,750	—	—	3,688	18,750	22,438	(1,785)	2023
Brookville, PA	1	—	918	4,307	—	—	918	4,307	5,224	(122)	2025
Bryan, TX	1	—	1,322	1,914	—	—	1,322	1,914	3,236	(375)	2022
Buda, TX	1	—	2,008	2,354	—	—	2,008	2,354	4,362	(371)	2022
Buford, GA	1	—	1,097	1,506	—	—	1,097	1,506	2,602	(357)	2022
Bull Shoals, AR	1	—	656	346	—	61	656	407	1,064	(148)	2022
Campbell, CA	1	—	3,785	4,356	—	—	3,785	4,356	8,141	(77)	2025
Candor, NC	2	—	1,572	1,536	—	30	1,572	1,566	3,138	(466)	2022
Canton, GA	1	—	903	1,906	—	—	903	1,906	2,809	(376)	2022
Charlestown, RI	1	—	518	2,575	—	—	518	2,575	3,092	(93)	2025
Chatsworth, GA	1	—	302	4,622	—	—	302	4,622	4,924	(508)	2022
Chesapeake, VA	1	—	1,039	2,057	—	—	1,039	2,057	3,096	(371)	2022
Chester, VA	1	—	1,373	3,465	—	—	1,373	3,465	4,839	(548)	2022
Clearwater, FL	1	—	1,731	4,402	—	—	1,731	4,402	6,133	(509)	2022
Clemmons, NC	1	—	1,238	1,285	—	—	1,238	1,285	2,523	(405)	2022
Cleveland Heights, OH	1	—	1,927	3,193	—	—	1,927	3,193	5,119	(525)	2022
Clovis, CA	1	—	3,392	7,571	—	—	3,392	7,571	10,963	(1,115)	2023
Columbia, TN	1	—	1,382	2,390	—	—	1,382	2,390	3,772	(393)	2022
Concord, NC	1	—	2,045	1,431	—	—	2,045	1,431	3,477	(361)	2022
Conroe, TX	1	—	1,843	1,774	—	—	1,843	1,774	3,617	(401)	2022
Convoy, OH	1	—	485	1,370	—	32	485	1,402	1,887	(196)	2022
Corpus Christi, TX	1	—	783	4,143	—	—	783	4,143	4,926	(489)	2022
Crestview, FL	1	—	1,797	4,337	—	—	1,797	4,337	6,134	(569)	2022
Crossville, TN	1	—	1,084	447	—	—	1,084	447	1,531	(368)	2022
Dallas, TX	3	—	8,270	20,598	—	546	8,270	21,144	29,415	(2,873)	2022
Delhi, LA	2	—	2,934	3,409	—	112	2,934	3,521	6,455	(982)	2022
Denton, TX	1	—	2,153	920	—	—	2,153	920	3,073	(376)	2022
Deshler, OH	1	—	610	1,210	—	75	610	1,285	1,895	(231)	2022

Elkmont, AL	1	—	492	1,343	—	—	492	1,343	1,835	(53)	2024
Ellerbe, NC	1	—	542	2,391	—	30	542	2,421	2,963	(321)	2022
Fairmont, WV	1	—	960	3,419	—	—	960	3,419	4,379	(460)	2022
Flagstaff, AZ	1	—	1,193	1,090	—	—	1,193	1,090	2,283	(385)	2022
Flippin, AR	1	—	936	273	—	96	936	369	1,304	(194)	2022
Florida City, FL	1	—	1,702	2,194	—	—	1,702	2,194	3,896	(398)	2022
Fort Payne, AL	1	—	330	4,573	—	—	330	4,573	4,903	(505)	2022
Fort Wayne, IN	2	—	1,441	4,156	—	86	1,441	4,242	5,683	(613)	2022
Fremont, CA	1	—	13,903	9,906	—	—	13,903	9,906	23,809	(1,265)	2023
Fresno, CA	1	—	2,218	3,350	—	—	2,218	3,350	5,568	(655)	2023
Gaffney, SC	1	—	613	3,253	—	—	613	3,253	3,865	(498)	2022
Galt, CA	1	—	2,617	6,138	—	—	2,617	6,138	8,756	(1,272)	2023
Gassville, AR	1	—	986	284	—	113	986	397	1,383	(198)	2022
Glenrothes, UK	1	—	5,780	21,493	49	182	5,829	21,675	27,504	(67)	2025
Granton, WI	1	—	370	892	—	—	370	892	1,262	(38)	2025
Green Bay, WI	1	—	890	3,816	—	—	890	3,816	4,706	(525)	2022
Greensboro, NC	1	—	1,191	1,090	—	—	1,191	1,090	2,281	(437)	2022
Greenville, AL	1	—	663	2,800	—	—	663	2,800	3,463	(485)	2022
Haleyville, AL	1	—	564	1,024	—	—	564	1,024	1,588	(51)	2024
Harker Heights, TX	1	—	606	2,005	—	—	606	2,005	2,611	(325)	2022
Harlan, IN	1	—	700	2,801	—	79	700	2,880	3,580	(357)	2022
Haw River, NC	1	—	1,234	322	—	16	1,234	338	1,572	(194)	2022
Hillside, IL	1	—	1,919	4,481	—	—	1,919	4,481	6,400	(603)	2022
Homer, LA	1	—	946	1,064	—	20	946	1,084	2,030	(355)	2022
Homosassa, FL	1	—	276	3,913	—	—	276	3,913	4,189	(454)	2022
Houston, TX	3	—	4,792	9,530	—	—	4,792	9,530	14,322	(1,399)	2022
Indianapolis, IN	1	—	1,082	1,366	—	—	1,082	1,366	2,449	(361)	2022
Irmo, SC	1	—	1,130	2,152	—	—	1,130	2,152	3,282	(371)	2022
Irving, TX	1	—	1,531	11,413	—	305	1,531	11,718	13,249	(1,434)	2022
Jacksonville, FL	1	—	984	2,102	—	—	984	2,102	3,086	(374)	2022
Jonesville, NC	1	—	704	2,413	—	—	704	2,413	3,117	(411)	2022
Junction City, LA	1	—	309	1,873	—	36	309	1,909	2,218	(255)	2022
Killeen, TX	1	—	2,187	2,829	—	—	2,187	2,829	5,017	(398)	2022
Kissimmee, FL	2	—	4,144	8,262	—	—	4,144	8,262	12,406	(1,097)	2022
Lakeland, FL	1	—	911	1,463	—	—	911	1,463	2,374	(382)	2022
Lakeland, TN	1	—	587	2,677	—	—	587	2,677	3,264	(416)	2022
Langley Mill, Nottingham, UK	1	—	7,864	15,943	67	135	7,931	16,078	24,008	(49)	2025
League City, TX	1	—	1,712	1,470	—	—	1,712	1,470	3,181	(460)	2022
Leesburg, AL	1	—	431	1,089	—	—	431	1,089	1,520	(58)	2024
Lemoore, CA	1	—	1,767	12,227	—	—	1,767	12,227	13,994	(1,176)	2023
Lenoir City, TN	1	—	831	1,658	—	—	831	1,658	2,490	(397)	2022
Lexington, NC	1	—	628	3,351	—	40	628	3,391	4,019	(425)	2022
Liberty, NC	1	—	770	2,463	—	32	770	2,495	3,265	(371)	2022
Lima, OH	1	—	823	2,363	—	45	823	2,408	3,230	(349)	2022

Lincolnwood, IL	1	—	2,020	4,413	—	—	2,020	4,413	6,433	(606)	2022
Locust, NC	1	—	2,134	338	—	25	2,134	363	2,497	(337)	2022
Lyndon Station, WI	1	—	507	1,060	—	—	507	1,060	1,567	(48)	2025
McAllen, TX	1	—	778	2,279	—	—	778	2,279	3,057	(348)	2022
McComb, OH	1	—	644	2,227	—	70	644	2,297	2,940	(283)	2022
McMurray, PA	1	—	734	5,562	—	—	734	5,562	6,296	(99)	2025
Mesquite, TX	1	—	3,207	8,040	—	133	3,207	8,173	11,380	(1,146)	2022
Midway, AR	1	—	838	365	—	71	838	436	1,274	(175)	2022
Milton Keynes, UK	1	—	19,986	34,925	169	296	20,155	35,221	55,375	(119)	2025
Mobile, AL	1	—	140	688	—	—	140	688	828	(21)	2025
Montgomery, AL	1	—	616	1,458	—	—	616	1,458	2,074	(351)	2022
Morrisville, NC	1	—	2,490	1,943	—	—	2,490	1,943	4,433	(411)	2022
Mount Arlington, NJ	1	—	1,296	2,268	—	—	1,296	2,268	3,564	(479)	2022
Mount Laurel, NJ	1	—	1,596	1,823	—	—	1,596	1,823	3,420	(623)	2022
Mountain Home, AR	3	—	2,233	1,495	—	186	2,233	1,681	3,914	(538)	2022
Murfreesboro, TN	1	—	2,127	1,689	—	—	2,127	1,689	3,816	(408)	2022
Nampa, ID	1	—	422	4,481	—	—	422	4,481	4,903	(559)	2022
Naples, FL	1	—	2,308	1,611	—	—	2,308	1,611	3,919	(439)	2022
Narragansett, RI	1	—	857	1,443	—	—	857	1,443	2,300	(72)	2025
Newnan, GA	1	—	1,610	1,200	—	—	1,610	1,200	2,810	(381)	2022
Newport, Isle of Wright, UK	1	—	5,127	20,883	43	177	5,170	21,060	26,230	(66)	2025
North Kingstown, RI	1	—	550	1,050	—	—	550	1,050	1,600	(67)	2025
Oakboro, NC	1	—	564	1,342	—	18	564	1,360	1,924	(221)	2022
Oklahoma City, OK	2	—	2,141	2,665	—	—	2,141	2,665	4,805	(41)	2025
Oxford, AL	1	—	1,716	1,814	—	—	1,716	1,814	3,529	(435)	2022
Palm Bay, FL	2	—	1,880	8,140	—	—	1,880	8,140	10,020	(947)	2022
Patterson, CA	1	—	2,408	7,031	—	—	2,408	7,031	9,439	(1,057)	2023
Paulding, OH	1	—	691	1,331	—	34	691	1,365	2,056	(228)	2022
Pigeon Forge, TN	1	—	4,744	1,339	—	—	4,744	1,339	6,083	(445)	2022
Plain, WI	1	—	452	1,037	—	—	452	1,037	1,489	(43)	2025
Pleasanton, TX	1	—	448	4,569	—	—	448	4,569	5,017	(553)	2022
Prentice, WI	1	—	382	901	—	—	382	901	1,283	(35)	2025
Prospect Heights, IL	1	—	1,119	5,278	—	—	1,119	5,278	6,397	(669)	2022
Ramseur, NC	1	—	1,112	1,128	—	23	1,112	1,151	2,263	(325)	2022
Randleman, NC	1	—	529	1,825	—	23	529	1,848	2,377	(257)	2022
Retford, UK	1	—	4,298	11,272	36	95	4,335	11,368	15,702	(36)	2025
Richmond, VA	1	—	1,112	2,083	—	—	1,112	2,083	3,194	(420)	2022
Robbins, NC	1	—	664	2,236	—	29	664	2,265	2,929	(287)	2022
Rockingham, NC	1	—	2,637	3,426	—	59	2,637	3,485	6,122	(659)	2022
Round Rock, TX	1	—	2,528	1,426	—	—	2,528	1,426	3,954	(390)	2022
Ruston, LA	1	—	1,107	773	—	31	1,107	804	1,911	(235)	2022
Sacramento, CA	1	—	3,194	4,084	—	—	3,194	4,084	7,278	(1,057)	2023
Salem, OR	1	—	976	3,733	—	—	976	3,733	4,708	(536)	2022
San Antonio, TX	2	—	4,258	4,651	—	—	4,258	4,651	8,909	(847)	2022

San Marcos, TX	1	—	821	3,489	—	—	821	3,489	4,310	(385)	2022
Sauquoit, NY	1	—	382	1,453	—	—	382	1,453	1,835	(37)	2025
Seagrove, NC	1	—	2,016	913	—	29	2,016	942	2,958	(402)	2022
Sheffield, UK	1	—	17,288	35,360	146	295	17,434	35,655	53,089	(108)	2025
Southaven, MS	1	—	1,317	3,115	—	—	1,317	3,115	4,432	(449)	2022
Springdale, AR	1	—	1,307	2,926	—	—	1,307	2,926	4,233	(481)	2022
Star, NC	1	—	498	1,379	—	19	498	1,398	1,896	(189)	2022
Sterling, CO	1	—	1,181	3,833	—	—	1,181	3,833	5,014	(543)	2022
Tehachapi, CA	1	—	1,942	8,258	—	—	1,942	8,258	10,200	(989)	2023
Texarkana, TX	1	—	1,088	3,220	—	—	1,088	3,220	4,308	(461)	2022
Thomasville, NC	2	—	1,127	4,622	—	58	1,127	4,680	5,807	(682)	2022
Titusville, FL	1	—	1,518	960	—	—	1,518	960	2,478	(418)	2022
Troy, NC	3	—	1,991	3,573	—	56	1,991	3,629	5,620	(673)	2022
Tucson, AZ	1	—	1,357	4,565	—	—	1,357	4,565	5,923	(625)	2022
Tulsa, OK	1	—	739	1,393	—	—	739	1,393	2,132	(45)	2025
Turlock, CA	1	—	2,748	3,848	—	—	2,748	3,848	6,596	(764)	2023
Waite Park, MN	1	—	988	4,029	—	—	988	4,029	5,017	(523)	2022
Warwick, RI	1	—	609	1,742	—	—	609	1,742	2,350	(79)	2025
Welcome, NC	1	—	828	1,275	—	20	828	1,295	2,123	(240)	2022
Wilmington, NC	1	—	1,514	1,232	—	—	1,514	1,232	2,746	(387)	2022
Winston-Salem, NC	1	—	572	1,217	—	18	572	1,235	1,807	(198)	2022
Wynne, AR	1	—	957	298	—	108	957	406	1,364	(244)	2022
Total Retail Properties:	178	$—	$304,208	$652,386	$675	$4,620	$304,884	$657,006	$961,890	$(69,903)

Land
Waite Park, MN	1	$—	$946	$—	$—	$—	$946	$—	$946	$—	2025

Portfolio Total	254	$169,909	$718,632	$2,304,181	$98,341	$1,145,322	$816,973	$3,449,503	$4,266,476	$(257,852)

The aggregate cost basis of real estate owned as of December 31, 2025 for federal income tax purposes was approximately $2,855,640 (unaudited).
(1) Refer to Note 2 – Summary of Significant Accounting Policies for details of depreciable lives.
(2) Costs capitalized subsequent to acquisition include the impact of foreign exchange translation and construction in process.

December 31, 2025
Real Estate:
Balance at beginning of period	$3,155,526
Additions during period:
Land and land improvements	213,904
Buildings	919,981
Construction in process	(24,309)
Furniture, fixtures and equipment	1,374
Balance at the end of the year	$4,266,476

Accumulated Depreciation:
Balance at the beginning of year	$(159,217)
Accumulated depreciation	(98,635)
Balance at the end of the year	$(257,852)