Form 10-Q
period 2026-03-31
Blue Owl Real Estate Net Lease Trust
filed 2026-05-14
CIK 1944366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2026, the issuer had the following shares outstanding: 347,200,173 Class S shares, 56,134,270 Class N shares, 10,056,183 Class D shares, and 414,394,390 Class I shares.

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
• actual and potential conflicts of interest with the Adviser (as defined below) or any of its affiliates;
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
•since there is no public trading market for our common shares of beneficial interest, par value $0.01 per share (“common shares” or “shares”), repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan (the “Share Repurchase Plan”) provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our Board of Trustees (the “Board” or “Board of Trustees”) may make exceptions to, modify and suspend our Share Repurchase Plan if, in its judgment, it deems such action to be in our best interest. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid;
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
For more information regarding these and other risks and uncertainties that we face, refer to Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026 and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Investments in real estate, net	$4,100,522	$4,008,624
Investments in leases – Financing receivables, net	591,781	502,573
Investments in real estate debt (includes $1,955,970 and $1,705,886 reported at fair value as of March 31, 2026 and December 31, 2025, respectively)	2,250,418	2,101,147
Investments in unconsolidated real estate affiliates (includes $4,238,148 and $3,801,703 reported at fair value as of March 31, 2026 and December 31, 2025, respectively)	4,243,275	3,806,866
Intangible assets, net	251,047	242,992
Cash and cash equivalents	159,284	119,444
Restricted cash	47,080	48,521
Other assets	123,916	85,242
Total assets	$11,767,323	$10,915,409

Liabilities and Equity
Mortgage notes and credit facilities, net	$1,643,928	$1,832,997
Unsecured senior notes, net	126,649	126,496
Other borrowings, net	814,032	753,947
Due to affiliates	239,202	227,968
DST financing obligation	562,587	350,125
Accounts payable and accrued expenses	157,365	148,117
Other liabilities	87,806	87,115
Total liabilities	3,631,569	3,526,765

Redeemable non-controlling interests	156,992	125,360
Redeemable common shares	9,420	7,885

Equity
Common shares — Class S, $0.01 par value per share, 334,207,885 and 306,971,144 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3,342	3,070
Common shares — Class N, $0.01 par value per share, 53,648,246 and 47,799,493 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	536	478
Common shares — Class D, $0.01 par value per share, 9,831,427 and 8,920,047 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	98	89
Common shares — Class I, $0.01 par value per share, 393,355,320 and 358,834,111 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3,930	3,585
Additional paid-in capital	7,814,347	7,118,409
Accumulated earnings and cumulative distributions	(82,926)	(108,056)
Accumulated other comprehensive income (loss)	(7,810)	(755)
Total Shareholders' Equity	7,731,517	7,016,820
Non-controlling interests	237,825	238,579
Total equity	7,969,342	7,255,399
Total liabilities and equity	$11,767,323	$10,915,409
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues
Rental revenue	$82,358	$55,746
Income from investments in leases - Financing receivables	14,567	10,307
Total revenues	96,925	66,053

Expenses
Rental property operating	7,148	7,193
General and administrative	7,332	1,438
Impairment charges	22,734	—
Management fee	27,907	16,216
Performance participation allocation	30,457	12,565
Depreciation and amortization	35,259	25,837
Total expenses	130,837	63,249

Other income (expense)
Income from unconsolidated real estate affiliates	204,851	109,387
Interest income	48,782	20,180
Interest expense	(38,138)	(20,174)
Gain (loss) on dispositions of real estate	724	(2,180)
Other expense, net	(11,105)	(843)
Total other income, net	205,114	106,370
Net income before income taxes	$171,202	$109,174
Income tax expense	1,546	279
Net income	169,656	108,895
Net income attributable to non-controlling interests	(7,824)	(6,527)
Net income attributable to ORENT shareholders	$161,832	$102,368
Net income per common share – basic	$0.21	$0.22
Net income per common share – diluted	$0.21	$0.22
Weighted-average common shares outstanding, basic	772,689,856	474,322,703
Weighted-average common shares outstanding, diluted	810,876,144	505,312,478

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$169,656	$108,895
Other comprehensive income (loss):
Change in unrealized gain (loss) on derivative instruments	11,011	(14,224)
Change in unrealized loss on AFS investments in real estate debt	(5,030)	(1,542)
Foreign currency translation adjustment	(13,418)	3,208
Other comprehensive loss	(7,437)	(12,558)
Comprehensive income	162,219	96,337
Comprehensive income attributable to non-controlling interests	(7,442)	(5,795)
Comprehensive income attributable to ORENT shareholders	$154,777	$90,542
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Changes in Equity
(Dollars in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$3,070	$478	$89	$3,585	$7,118,409	$(755)	$(108,056)	$7,016,820	$238,579	$7,255,399
Common shares issued	289	59	8	366	760,317	—	—	761,039	—	761,039
Offering costs	—	—	—	—	(23,648)	—	—	(23,648)	—	(23,648)
Distribution reinvestment	30	4	1	30	68,548	—	—	68,613	—	68,613
Common share repurchases	(44)	(5)	—	(54)	(108,803)	—	—	(108,906)	—	(108,906)
Converted common shares	(3)	—	—	3	—	—	—	—	—	—
Amortization of restricted share grants	—	—	—	—	82	—	—	82	—	82
Net income (Net income of $2,830 allocated to redeemable NCI)	—	—	—	—	—	—	161,832	161,832	4,994	166,826
Other comprehensive loss (Other comprehensive loss of $181 allocated to redeemable NCI)	—	—	—	—	—	(7,055)	—	(7,055)	(201)	(7,256)
Distributions declared on common shares ($0.1875 gross per share)	—	—	—	—	—	—	(136,702)	(136,702)	—	(136,702)
Redeemable common share measurement adjustment	—	—	—	—	34	—	—	34	—	34
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	136	136
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(5,456)	(5,456)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(989)	—	—	(989)	—	(989)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	397	—	—	397	(227)	170
Balance at March 31, 2026	$3,342	$536	$98	$3,930	$7,814,347	$(7,810)	$(82,926)	$7,731,517	$237,825	$7,969,342

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$1,870	$152	$18	$2,192	$4,149,362	$(18,118)	$(187,297)	$3,948,179	$249,319	$4,197,498
Common shares issued	263	92	22	321	709,816	—	—	710,514	—	710,514
Offering costs	—	—	—	—	(21,231)	—	—	(21,231)	—	(21,231)
Distribution reinvestment	18	1	—	19	39,364	—	—	39,402	—	39,402
Common share repurchases	(25)	—	—	(35)	(61,071)	—	—	(61,131)	—	(61,131)
Converted common shares	(6)	—	—	6	—	—		—	—	—
Amortization of restricted share grants	—	—	—	—	70	—	—	70	—	70
Net income (Net income of $983 allocated to redeemable NCI)	—	—	—	—	—	—	102,368	102,368	5,544	107,912
Other comprehensive loss (Other comprehensive loss of $107 allocated to redeemable NCI)	—	—	—	—	—	(11,825)	—	(11,825)	(626)	(12,451)
Distributions declared on common shares ($0.1750 gross per share)	—	—	—	—	—	—	(78,483)	(78,483)	—	(78,483)
Redeemable common share measurement adjustment	—	—	—	—	127	—	—	127	—	127
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	54	54
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(5,203)	(5,203)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	36	—	—	36	—	36
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(1,642)	—	—	(1,642)	1,413	(229)
Balance at March 31, 2025	$2,120	$245	$40	$2,503	$4,814,831	$(29,943)	$(163,412)	$4,626,384	$250,501	$4,876,885
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$169,656	$108,895

Adjustments to reconcile net income to cash provided by operating activities:
Management fee	27,907	16,216
Performance participation allocation	30,457	12,565
Depreciation and amortization	35,259	25,837
Other intangibles amortization	1,101	662
Straight-line rent adjustment	(7,917)	(5,125)
Accretion of tenant loan receivable	(4,631)	(1,684)
Amortization of deferred financing costs	2,934	1,288
Capitalized interest on real estate under development	(469)	(446)
Impairment charges	22,734	—
Income from unconsolidated real estate affiliates	(204,851)	(109,387)
Distribution of earnings from unconsolidated real estate affiliates	56,647	33,039
Net (gain) loss on dispositions of real estate	(724)	2,180
Lease right of use asset amortization	164	164
Net loss on derivative instruments not designated as hedges	2,292	1,388
Net realized gain on investments in real estate debt	(1,084)	—
Net unrealized gain on investments in real estate debt	(264)	(827)
Net unrealized loss on fair value of DST financing obligation	1,337	265
Provision for current expected credit losses	(121)	(4,471)
Other	187	172
Change in assets and liabilities:
(Increase) decrease in other assets	(4,856)	57
Decrease in due to affiliates	(3,002)	(41)
Increase in accounts payable and accrued expenses	167	5,742
Increase (decrease) in other liabilities	3,122	(1,438)
Net cash provided by operating activities	126,045	85,051

Cash flows from investing activities:
Acquisitions of real estate	(126,757)	(28,453)
Payments for real estate under development	(31,642)	(13,158)
Proceeds from disposition of real estate	4,010	137,322
Acquisitions of intangible assets	(9,283)	(3,373)
Capital improvements to real estate	—	(551)
Investments in leases - financing receivable	(84,416)	(74,133)
Purchase of investments in real estate debt	(365,790)	(331,854)
Sale of investments in real estate debt	96,612	23,848
Investment in unconsolidated real estate affiliates	(236,814)	(257,916)
Return of capital from investments in unconsolidated real estate affiliates	71,231	32,078
Payments made for derivative instruments	(35,570)	—
Net cash used in investing activities	(718,419)	(516,190)

Cash flows from financing activities:
Proceeds from issuance of common shares	760,293	709,891
Payment of distributions to common shareholders	(68,783)	(39,899)
Proceeds from issuance of non-controlling interests	93	54
Payment of distributions to non-controlling interests	(6,939)	(5,339)
Repurchase of common shares	(133,435)	(102,225)

Proceeds from DST Program	211,065	39,140
Borrowings under secured financings of investments in real estate debt	60,101	—
Borrowings under revolving credit facility	294,400	153,000
Repayment of revolving credit facility	(528,400)	(321,950)
Borrowings under mortgage notes	44,800	57,750
Payment of deferred financing costs	(959)	(942)
Net cash provided by financing activities	632,236	489,480
Net change in cash and cash equivalents and restricted cash	39,862	58,341
Cash and cash equivalents and restricted cash, beginning of period	167,965	162,787
Effects of currency translation on cash, cash equivalents, and restricted cash	(1,463)	(367)
Cash and cash equivalents and restricted cash, end of period	$206,364	$220,761

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$159,284	$174,625
Restricted cash	47,080	46,136
Total cash and cash equivalents and restricted cash	$206,364	$220,761

Supplemental disclosures:
Interest paid	$38,334	$18,157
Income taxes paid	$571	$926
Accrued unpaid amounts for real estate under development	$39,298	$8,649
Accrued unpaid amounts for capital improvements to real estate	$30,389	$2,186
Accrued unpaid amounts for other intangible assets	$—	$26,811

Non-cash investing and financing activities:
Contribution of real estate assets for investment in unconsolidated real estate affiliate	$122,622	$142,357
Issuance of redeemable Class I shares as settlement of the management fee	$26,097	$14,880
Redeemable non-controlling interests issued as settlement of performance participation allocation	$30,724	$15,719
Allocation to redeemable non-controlling interests	$989	$(36)
Allocation to redeemable common shares	$(34)	$(127)
Distribution reinvestment	$68,548	$39,364
Accrued distributions for common shareholders	$46,693	$27,176
Accrued distributions for non-controlling interests	$2,446	$1,838
Accrued shareholder servicing fees	$180,528	$116,963
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
1.    Organization and Nature of the Business
Blue Owl Real Estate Net Lease Trust (formerly, Oak Street Net Lease Trust) (“we”, “us”, “our”, “ORENT”, and the “Company”) was formed on April 4, 2022 as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl Capital Inc. (“Blue Owl”) on August 9, 2022. The Company invests primarily in a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors across the United States and Canada, and to a lesser extent, Europe. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP (formerly OakTrust Operating Partnership L.P.), a Delaware limited partnership (“NLT OP” or the “Operating Partnership”). Substantially all of the Company’s business is conducted through NLT OP. As of March 31, 2026, ORENT owns 95.3% of NLT OP. The Company and NLT OP are externally managed by Blue Owl Real Estate Capital LLC (formerly, Oak Street Real Estate Capital, LLC) (“Blue Owl Real Assets” or “Adviser”), a subsidiary of Blue Owl. The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and board of trustees (the “Board” or “Board of Trustees”).
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
The Company’s principal business is the acquisition, ownership, financing, and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and its management does not distinguish the principal business, or group the operations, by geography, property type, lease classification, investment type, or any other grouping for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment as of March 31, 2026.
As of March 31, 2026, the Company owned 250 investments in real estate, including two investments held in consolidated joint ventures, 21 investments in real estate leases, and seven build-to-suit assets currently in development, including industrial, retail, and office properties. Additionally, the Company holds interests in 16 unconsolidated real estate affiliates, including STORE Capital LLC and Waterparks LLC (collectively “STORE”). As of March 31, 2026, STORE owns 3,577 properties leased to 677 tenants on a triple-net lease basis. The Company also holds investments in real estate debt which consist of securities and loans (refer to Note 6 - Investments in Real Estate Debt).
On September 1, 2022, the Company commenced the offering of its common shares through a continuous private placement offering (“Private Offering”), pursuant to exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation D or Regulation S thereunder and applicable state securities laws. As of March 31, 2026, the Company is authorized to issue an unlimited number of shares of each of its four classes of common shares (Class S shares, Class N shares, Class D shares, and Class I shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. The initial purchase price for shares sold through the Private Offering was $10.00 per share. The Company conducts monthly closings and sells shares at the prior month’s net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the audit committee of the Board of Trustees, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements and notes have been prepared in accordance with GAAP for interim financial information as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”). The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, and investments in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026.
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
The Company consolidates NLT OP under the VIE model and consolidates BORMW Quantum Shore JV LLC and MACOOH001 JV LLC under the VOE model. The Company consolidates these entities as it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.
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

The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2026. Inherent in such estimates and judgments relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, are assumptions about the Company’s strategic plans with regard to its operations. Actual results could differ materially from those estimates.
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
Investments in Unconsolidated Real Estate Affiliates
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates, as this election aligns the accounting for GAAP and the calculation of monthly NAV for these investments. The Company therefore reports these investments at fair value in Investments in unconsolidated real estate affiliates on the Condensed Consolidated Balance Sheets. Changes in the fair value of equity method investments under the FVO are recorded as Income from unconsolidated real estate affiliates in the Condensed Consolidated Statements of Operations. Certain of the Company’s investments in unconsolidated real estate affiliates include promote structures, put or call options, or other similar rights related to the transfer of ownership interests to third parties. Accordingly, the actual returns realized may differ from the carrying value of these investments.
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
The Company has estimated the fair value of its financial instruments and non-financial assets using available market information and valuation methodologies that it believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.
Valuation of assets and liabilities measured at fair value
Certain of the Company’s investments in real estate debt and investments in unconsolidated real estate affiliates are reported at fair value. As of March 31, 2026, the Company’s investments in real estate debt reported at fair value, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as term, revolver, and mezzanine loans secured by real estate assets, presented collectively as commercial real estate loans.
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
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its pro-rata share of the investments’ equity at fair value. The investments’ underlying real estate holdings, debt investments, and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying real estate holdings is generally determined using the income capitalization valuation method. As of March 31, 2026, the weighted average capitalization rate utilized to value the underlying real estate held in unconsolidated joint ventures, excluding real estate under development, was 6.9%. The fair value of the underlying debt investments and debt is determined by discounting the future contractual cash flows to the present value using current market interest rates. As of March 31, 2026, the weighted average interest rate utilized to value the underlying debt investments was 6.4% and the weighted average interest rate utilized to value the underlying debt was 5.6%.

The Company’s derivative financial instruments are reported at fair value. The calculation of the fair value of derivative instruments is complex and different inputs in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments included in our financial statements. The fair values of the Company’s derivative financial instrument contracts were estimated using advice from a third-party derivative specialist, based on cash flows and observable inputs (Level 2 inputs). Fair value information relating to derivative financial instruments is provided in Note 10 - Derivative Financial Instruments.
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
The following table details the Company’s assets measured at fair value on a recurring basis:

	March 31, 2026			December 31, 2025
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investments in unconsolidated real estate affiliates	$—	$4,238,148	$4,238,148	$—	$3,801,703	$3,801,703
Investments in real estate debt	993,119	962,851	1,955,970	853,531	852,355	1,705,886
Derivative assets (1)	38,990	—	38,990	8,899	—	8,899
Total	$1,032,109	$5,200,999	$6,233,108	$862,430	$4,654,058	$5,516,488

Liabilities:
Derivative liabilities (2)	$10,992	$—	$10,992	$25,205	$—	$25,205
DST financing obligation	—	562,587	562,587	—	350,125	350,125
Total	$10,992	$562,587	$573,579	$25,205	$350,125	$375,330
(1) Included within Other assets within the Condensed Consolidated Balance Sheets.
(2) Included within Other liabilities within the Condensed Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Investments in real estate debt	Investments in unconsolidated real estate affiliates	Total Assets	DST Financing Obligation
Balance as of December 31, 2025	$852,355	$3,801,703	$4,654,058	$350,125
Purchases	174,519	359,436	533,955	—
Sales	(65,395)	—	(65,395)	—
Distributions received	—	(127,799)	(127,799)	—
Interest income	1,108	—	1,108	—
DST Program proceeds	—	—	—	211,125
Included in net income
Net gain on fair value of DST financing obligation	—	—	—	1,337
Gain on fair value of investments in real estate debt	264	—	264	—
Income from unconsolidated real estate affiliates measured at fair value	—	204,808	204,808	—
Balance as of March 31, 2026	$962,851	$4,238,148	$5,200,999	$562,587
Valuation of assets measured at fair value on a nonrecurring basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore such assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter and when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. During the three months ended March 31, 2026, the Company recorded impairment expense of $22,734 related to its real estate properties. The Company did not record impairment expense during the three months ended March 31, 2025.
Valuation of liabilities not measured at fair value
As of March 31, 2026 and December 31, 2025, the fair value of the Company’s unsecured term loan credit facility, unsecured revolving credit facility, mortgages payable, unsecured senior notes, and other borrowings was $1,008 and $1,136 above carrying value, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 9 - Debt.
Allowance for Credit Losses
The Company analyzes its Investments in leases - Financing receivables, net, certain of its investments in real estate debt which are held-to-maturity and its investment in loans receivable, which are included within Investments in real estate debt in the Company’s Condensed Consolidated Balance Sheets, for potential credit losses under the current expected credit losses (“CECL”) model. The allowance for credit losses is measured, considering the Company’s ownership of the leased asset, using a probability of default method based on the lessee’s and borrower’s respective credit ratings, the expected value related to releasing underlying assets or collateral, our historical loss experiences, and other factors related to other sale-leasebacks accounted for as financing receivables and our investments in real estate debt. Included in our model are factors that incorporate forward-looking information. Changes in the allowance for credit losses are subsequently included in the Company’s Condensed Consolidated Statements of Operations within General and administrative expenses and as a reduction to Investments in leases - Financing receivables, net and Investments in real estate debt in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the Company has recorded an allowance for credit losses of $22,616 and $22,515, respectively, related to its Investments in leases - Financing receivables, net. As of March 31, 2026 and December 31, 2025, the Company has recorded an allowance for credit losses of $2,607 and $2,829, respectively, related to its investments in real estate debt designated as held-to-maturity. As of March 31, 2026 and December 31, 2025, the Company has not recorded an allowance for credit losses related to its investments in loans receivable. Refer to Note 6 - Investments in Real Estate Debt for additional information.
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
In May 2025, the FASB issued ASU 2025-03 Business Combinations (Topic 805) and Consolidation (810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (VIE). The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not. Under ASU 2025-03, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a VOE. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the adoption date. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.
3.    Acquisitions and Dispositions
Acquisitions
The following tables set forth the acquisition values, number of properties, and total rentable square feet of gross leasable area (“GLA”) of the Company for the three months ended March 31, 2026 and 2025. For acquisitions not denominated in USD, the amounts have been presented in USD at the prevailing foreign exchange rate on the acquisition date.

	Three Months Ended March 31, 2026
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Industrial	$151,223	8	721
Retail	2,629	1	2
Total	$153,852	9	723

	Three Months Ended March 31, 2025
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Retail	$105,081	16	160

The following table details the purchase price allocation for the properties acquired during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Buildings	$86,598	$20,236
Land and land improvements	35,250	7,339
Financing receivables	22,720	74,133
In-place lease intangibles	4,917	1,448
Above-market lease intangible liabilities	208	—
Below-market lease intangible liabilities	(54)	—
Other lease intangibles	4,213	1,925
Total Purchase Price	$153,852	$105,081
Additionally, during the three months ended March 31, 2026, the Company paid $61,900 in additional purchase price for existing investments and recorded an additional $7,623 in capital expenditures related to existing investments.
Dispositions
During the three months ended March 31, 2026, the Company disposed of three industrial build-to-suit properties for total proceeds of $4,010 and recognized a net gain on dispositions of real estate of $724.
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
4.    Investments in Real Estate, net
Investments in real estate, net consisted of the following:

	March 31, 2026	December 31, 2025
Buildings	$3,422,021	$3,361,710
Land and land improvements	856,541	816,973
Construction in process	108,241	86,419
Furniture, fixtures and equipment	1,176	1,374
Total	4,387,979	4,266,476
Accumulated depreciation	(287,457)	(257,852)
Investments in real estate, net	$4,100,522	$4,008,624

Assets of $14,280 relating to build-to-suit properties previously acquired in sale-leaseback transactions were placed into service during the three months ended March 31, 2026, including $13,128 previously classified as construction in progress and $1,152 previously classified as investments in real estate debt. As of March 31, 2026, the assets are presented as $1,223 of land, $9,475 of building, and $3,582 of land improvements.
No construction in progress was placed into service during the three months ended March 31, 2025.
The total rentable square feet of GLA of the Company was 26,222 and 19,228 thousand square feet as of March 31, 2026 and 2025, respectively, of which approximately 100% and 99% was leased, respectively.

5.    Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties which are primarily accounted for under the FVO.
The following table details the Company’s investments in unconsolidated real estate affiliates:

			Ownership Percentage		Carrying Amount of Investment
Investment	Number of Investments	Number of Properties	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Unconsolidated real estate affiliates accounted for under the equity method
Net lease	1	2	49.1%	49.1%	$5,127	$5,163
Total unconsolidated real estate affiliates accounted for under the equity method	1	2			$5,127	$5,163

Unconsolidated real estate affiliates accounted for under the FVO
STORE (1)	1	3,577	22.4%	22.4%	$2,543,719	$2,452,660
Net lease	2	24	50.9%	50.9%	232,178	208,949
Investments in real estate debt	4	—	51.0% - 85.0%	51.0% - 60.0%	323,013	188,973
Net lease data centers	8	16	3.0% - 84.7%	10.6% - 65.5%	1,139,238	951,121
Total unconsolidated real estate affiliates accounted for under the FVO	15	3,617			$4,238,148	$3,801,703
Total unconsolidated real estate affiliates	16	3,619			$4,243,275	$3,806,866
(1)    The Company has determined that STORE is a significant subsidiary under SEC Regulation S-X Rule 10-01(b) as of March 31, 2026.

The following table details the Company’s income (loss) from unconsolidated entities:

	Three Months Ended
Investment	March 31, 2026	March 31, 2025
Unconsolidated real estate affiliates accounted for under the equity method
Net lease	$43	$(70)
Total unconsolidated real estate affiliates accounted for under the equity method	$43	$(70)

Unconsolidated real estate affiliates accounted for under the FVO
STORE	$136,606	$89,371
Net lease	17,829	20,832
Investments in real estate debt	8,125	—
Net lease data centers	42,248	(746)
Total unconsolidated real estate affiliates accounted for under the FVO	$204,808	$109,457
Total unconsolidated real estate affiliates	$204,851	$109,387
The following table provides summarized income statement information of our significant unconsolidated real estate affiliates:

	Three Months Ended
	March 31, 2026	March 31, 2025
Total revenue	$341,925	$303,884
Net income	$72,422	$52,674

6.    Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt held at fair value:

	March 31, 2026
Type of Security/Loan	Weighted Average Coupon (1) (2)	Weighted Average Maturity Date (3)	Face Amount	Cost Basis	Fair Value
CMBS (4)	SOFR + 4%	4/23/2042	$994,382	$993,934	$993,119
Commercial real estate loans (4) (5)	8%	7/9/2030	958,226	950,069	962,851
Total investments in real estate debt (6)	8%		$1,952,608	$1,944,003	$1,955,970

	December 31, 2025
Type of Security/Loan	Weighted Average Coupon(1) (2)	Weighted Average Maturity Date (3)	Face Amount	Cost Basis	Fair Value
CMBS (4)	SOFR + 4%	1/24/2036	$850,286	$849,316	$853,531
Commercial real estate loans (4) (5)	9%	6/6/2030	848,991	844,731	852,355
Total investments in real estate debt (6)	8%		$1,699,277	$1,694,047	$1,705,886

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
(5)Certain commercial real estate loans include future funding obligations to borrowers. See Note 14 - Commitments and Contingencies.
(6)Total investments in real estate debt per the tables above exclude our investments in CMBS investments classified as held-to-maturity and loans receivable, which are presented below.

The following table details the credit rating of the Company’s investments in real estate debt held at fair value:

	March 31, 2026			December 31, 2025
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Aaa	$19,998	$19,913	1%	$19,999	$20,024	1%
Aa3	—	—	—%	—	—	—%
A2	9,853	9,891	1%	9,853	9,906	1%
A3	6,362	6,355	—%	6,363	6,381	—%
Baa1	5,169	5,160	—%	5,169	5,174	—%
Baa2	70,172	70,071	4%	—	—	—%
Baa3	81,194	80,675	4%	51,591	51,637	3%
Ba1	13,342	13,326	1%	1,856	1,867	—%
Ba2	197,558	196,824	10%	270,013	271,579	16%
Ba3	277,854	276,379	14%	197,084	196,270	12%
B1	46,762	47,244	2%	49,838	51,039	3%
B2	109,170	108,667	6%	81,050	81,090	5%
B3	153,051	155,134	8%	153,053	155,117	9%
Unrated	953,518	966,331	49%	848,178	855,802	50%
Total	$1,944,003	$1,955,970	100%	$1,694,047	$1,705,886	100%
The following table provides the activity for the real estate-related securities for the three months ended March 31, 2026:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities as of December 31, 2025	$849,316	$4,215	$853,531

Face value of real estate-related securities acquired	199,260	—	199,260
Sale of real estate-related securities	(55,967)	—	(55,967)
Realized gain on sale of real estate-related securities	834	—	834
Interest income associated with real estate-related securities	491	—	491
Unrealized loss on real estate securities	—	(5,030)	(5,030)
Real estate-related securities as of March 31, 2026	$993,934	$(815)	$993,119
The following tables detail the Company’s CMBS investments which are classified as held-to-maturity and presented at amortized cost. The carrying value of these CMBS investments as of March 31, 2026 and December 31, 2025 is net of an allowance for credit losses of $2,607 and $2,829, respectively. The Company has the intent and ability to hold these CMBS investments until maturity. During the three months ended March 31, 2026, the Company contributed two of its CMBS investments classified as held-to-maturity into an unconsolidated joint venture. Refer to Note 5 - Investments in Unconsolidated Real Estate Affiliates for additional information.

	March 31, 2026
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date	Face Amount	Cost Basis	Carrying Value
CMBS	SOFR + 6%	1/21/2030	$291,000	$289,896	$287,610

	December 31, 2025
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date	Face Amount	Cost Basis	Carrying Value
CMBS	SOFR + 7%	3/26/2030	$387,750	$387,229	$384,570
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.

Other Investments
The Company has certain land assets related to build-to-suit properties in sale-leaseback transactions which are being accounted for as an investment in loans receivable and held at amortized cost, as the related lease is not deemed to have commenced until the constructed assets are made available for use by the lessee. Direct costs associated with originating loans are deferred and amortized as an adjustment to interest income over the term of the related loan receivable. As of March 31, 2026 and December 31, 2025, the Company held 7 and 13 investments in loans receivable related to build-to-suit arrangements with a total balance of $6,838 and $10,691, respectively, which are included within Investments in real estate debt in the Condensed Consolidated Balance Sheets.
7.    DST Program
On August 31, 2023, the Company, through NLT OP, initiated a DST Program to issue and sell up to a maximum aggregate offering amount of $3,000,000 of Interests in one or more DSTs holding DST Properties in private placement. Under the DST Program, DST Properties, which may be sold, contributed, sourced, or otherwise seeded from the Company’s real properties held through NLT OP or from third parties, will be held in one or more DSTs and leased back by wholly owned subsidiaries of NLT OP in accordance with corresponding master lease agreements. NLT OP will have the right, but not the obligation, to acquire the Interests in the applicable DST from the beneficial owners in exchange for cash or OP Units, at a purchase price equal to the fair market value of the beneficial owner’s interest in one or more of the DST Properties (“FMV Buyback Option”). The FMV Buyback Option is exercisable during the one-year option period beginning two years from the final closing of the applicable DST Offering or in such other time frame as provided for in the applicable DST arrangement. After a one-year holding period, investors who receive OP Units pursuant to the FMV Buyback Option generally have the right to cause NLT OP to redeem all or a portion of their OP Units for, at the Company’s sole discretion, common shares of the Company, cash, or a combination of both.
The proceeds received from the DSTs are accounted for as financing obligation liabilities on the Condensed Consolidated Balance Sheets. The sale of Interests in a DST Property is accounted for as a failed sale-leaseback transaction due to the FMV Buyback Option retained by NLT OP and in accordance with ASC 842, the property remains on the Company’s Condensed Consolidated Balance Sheets. The Company has elected to account for the DST financing obligations using the FVO in accordance with ASC 825 and applies the FVO for each financial obligation recognized as Interests are sold, thus the election is occurring on an instrument-by-instrument basis. When the FVO is elected for a financial obligation, the Company subsequently measures the instrument at fair value and separately presents the changes in fair value resulting from instrument-specific credit risk, if any, in other comprehensive income. The impact of changes in fair value other than those related to instrument-specific credit risk are recorded in earnings, which represents a debit or credit entry, with the offset recorded as an adjustment to the financial obligation each reporting period.
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
During the three months ended March 31, 2026, the Company sold three industrial assets to a DST as part of its fifth DST Offering of $249,280. During the three months ended March 31, 2025, the Company sold one industrial asset, net of a $57,750 mortgage loan, to a DST as part of its second DST Offering of $60,900. See Note 9 - Debt for additional information regarding the mortgage loan. Wholly owned subsidiaries of the Company leased back the assets held in the DSTs in accordance with master lease agreements.
From inception of the DST Program through March 31, 2026, the Company has raised gross proceeds of $572,909. The following table provides details on the Company’s DST Program activity for the three months ended March 31, 2026:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net proceeds from DST Interests sold (1)	$211,065	$39,917
Master lease payments (2)	$9,394	$1,303
Distributions from the Company’s DST Interests	$3,059	$525
(1)     Proceeds from DST Interests sold for the three months ended March 31, 2026 and 2025 are net of total upfront fees at closing of $4,276 and $778, of which the Company earned $2,924 and $448, respectively. The upfront fees earned at closing by the Company are included within Other expense, net on the Condensed Consolidated Statements of Operations.
(2)    We account for payments made to the DSTs under the master leases as a reduction of our financial obligations prior to remeasuring the fair value.

8.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following:

		March 31, 2026			December 31, 2025
	Weighted Average Life (Years)	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net
Intangible lease assets
In-place lease intangibles	13.5	$157,146	$(27,477)	$129,669	$154,558	$(24,173)	$130,385
Other lease intangibles (1)	12.8	136,586	(15,208)	121,378	125,195	(12,588)	112,607
Total intangible lease assets	13.6	$293,732	$(42,685)	$251,047	$279,753	$(36,761)	$242,992
(1)    Includes total tenant lease inducement balance of $66,043 and $66,635 as of March 31, 2026 and December 31, 2025.

Amortization expense related to the intangible lease assets for the three months ended March 31, 2026 was $5,994, of which $4,792 and $1,202 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. The amount included in rental revenue is related to above-market leases and tenant inducements and is a reduction to revenue.
Amortization expense related to the intangible lease assets for the three months ended March 31, 2025 was $3,511, of which $2,760 and $751 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations.
The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of March 31, 2026 is as follows:

	In-Place Tenant Lease Intangible Assets	Other Lease Intangibles
2026 (remaining)	$9,691	$7,753
2027	12,921	10,915
2028	12,921	10,915
2029	12,921	10,915
2030	12,920	10,912
2031	12,921	10,915
Thereafter	55,374	59,053
Total	$129,669	$121,378
As of March 31, 2026 and December 31, 2025, the gross carrying amount of the Company’s below-market lease intangibles was $6,202 and $6,148, with accumulated amortization of $988 and $877, respectively. The below-market lease intangibles, net of accumulated amortization, are included in Other liabilities within our Condensed Consolidated Balance Sheets.

9.    Debt
The following table details the mortgage notes, credit facilities, and other borrowings of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate (1)(2)	Weighted Average Maturity Date	Maximum Facility Size	March 31, 2026	December 31, 2025
Mortgage notes & credit facilities:
Unsecured term loan credit facility	S + 1.35%	6/12/2030	$1,250,000	$1,250,000	$1,250,000
Unsecured revolving credit facility	S + 1.40%	6/12/2029	$2,610,000	180,000	414,000
Fixed rate mortgages	5.37%	11/21/2030	N/A	143,640	106,447
Variable rate mortgages	S + 1.90%	3/1/2029	N/A	111,899	106,462
Deferred financing costs, net				(41,611)	(43,912)
Total mortgage notes & credit facilities, net:				$1,643,928	$1,832,997

Unsecured senior notes
Unsecured senior notes	6.35%	2/2/2030	N/A	$130,000	$130,000
Deferred financing costs, net				(3,351)	(3,504)
Unsecured senior notes, net:				$126,649	$126,496

Other borrowings
Secured financings of investments in real estate debt	S + 1.68%	7/7/2027	$1,750,000	$817,170	$757,069
Deferred financing costs, net				(3,138)	(3,122)
Other borrowings, net				$814,032	$753,947
__________________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of March 31, 2026, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating rate debt. See further discussion of outstanding interest rate swaps below.
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
The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greatest of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 1.0%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the three months ended March 31, 2026 was 5.00% (unhedged) and 5.00% (hedged).
The unsecured revolving credit facility consists of USD (“USD Revolver”) and Alternative (“Alternative Revolver”) denominated currencies, and bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greatest of (a) Keybank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 1.0%, and (d) 1.0%. The adjusted floating rate for the USD Revolver is SOFR, while the Alternative Revolver is EURIBOR for Euro borrowings, and CORRA plus 0.30% for Canadian Dollar borrowings. The weighted average interest rate for the unsecured revolving credit facility for the three months ended March 31, 2026 was 5.01% (unhedged) and 4.81% (hedged).

During the three months ended March 31, 2025, the Company earned an additional $208 of income as a result of over hedging on its interest rate swaps. The Company did not earn additional income related to over hedging on its interest rate swaps during the three months ended March 31, 2026. We believe the interest rate swaps are still highly effective.
The following table details the Company’s interest rate swaps as of March 31, 2026:

Notional Balance	Fixed Rate
Mortgage notes & credit facilities:
Unsecured term loan credit facility
$700,000	3.65%
$250,000	3.42%
$145,500	4.23%
$100,000	3.67%
$54,500	3.40%
Unsecured revolving credit facility
$100,000	3.25%
$45,500	3.40%
Variable rate mortgages
$51,867	3.73%
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
Secured Financings of Investments in Real Estate Debt
During the year ended December 31, 2025, the Company entered into financing agreements secured by certain of its CMBS investments and commercial real estate loans. The terms of the CMBS master repurchase agreements provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company, and may require the Company to provide additional collateral in the form of cash or securities if the market value of such financed investment declines. The CMBS master repurchase agreements have no set maturity date, with each borrowing having initial terms of one to three months. The Company has the option to continuously extend the maturity of outstanding balances for additional one to three month terms upon each interim maturity date. The financing arrangements secured by the Company’s commercial real estate loans have a maturity date which is the earlier of (a) the weighted average maturity date of March 18, 2028 or (b) the maturity date of the underlying secured commercial real estate loan. Certain arrangements have a one year extension option.
As of March 31, 2026, the Company’s total secured financings of investments in real estate debt outstanding was $817,170, secured by $556,370 of its CMBS investments and $669,465 of its commercial real estate loans. These financings have a weighted average maturity date of July 7, 2027, and a weighted average interest rate of SOFR + 1.68%. As of December 31, 2025, the Company’s total secured financings of investments in real estate debt outstanding was $757,069, secured by $497,710 of its CMBS investments and $631,980 of its commercial real estate loans. The Company’s secured financings of investments in real estate debt are included within Other Borrowings within the Condensed Consolidated Balance Sheets.
Financial Covenants
The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loan and revolving credit facilities, unsecured senior notes agreements and secured financings of investments in real estate debt. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and tangible net worth thresholds, among others. As of March 31, 2026, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.
The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of March 31, 2026:

Year	Amount
2026 (remaining)	$309,643
2027	393,087
2028	83,149
2029	438,030
2030	1,347,250
2031	23,000
Thereafter	38,550
Total	$2,632,709
10.    Derivative Financial Instruments
The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s investments and financing transactions. These derivatives may or may not qualify as net investment, cash flow, or fair value hedges under the hedge accounting requirements of ASC 815. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, fluctuations in foreign exchange rates, and other identified risks.
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
The Company’s objective in using interest rate derivatives is to add stability to its interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, we use interest rate swap and interest rate cap contracts to manage our exposure to variability in interest rates and fluctuations in the fair value of our fixed rate investments in real estate debt. The Company has designated these derivative financial instruments as cash flow and fair value hedges, respectively, as defined under GAAP as of March 31, 2026 and December 31, 2025.
Total Return Swap
A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security or loan, basket of securities or loans, or securities or loan indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain synthetic exposure to an underlying security, loan, or market without owning or taking physical custody of such security or loan or investing directly in such market. The Company holds one total return swap as of March 31, 2026, included in Other Assets on the Condensed Consolidated Balance Sheet, and did not hold any total return swaps as of December 31, 2025.
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
The following table details the Company’s outstanding derivatives:

			Notional Amount (1)
Financial Instruments	Number of Instruments	Weighted Average Maturity Date	March 31, 2026	December 31, 2025
Derivatives Designated as hedging instruments	20	6/16/2028	$1,738,847	$1,718,611
Derivatives Not Designated as hedging instruments	12	6/15/2028	$2,671,364	$2,519,598
__________________
(1)The notional amount reflects the balance we expect to settle at the maturity date based on the contractual strike price at trade execution or the initial reference value of the underlying asset, established at trade execution, upon which all payment obligations are calculated.

The fair value of our derivative financial instruments and their classification on our Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 are detailed below.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Financial Instruments	Balance Sheet Location	March 31, 2026	December 31, 2025	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivatives Designated as Hedging Instruments	Other Assets	$4,604	$725	Other Liabilities	$3,484	$10,572
Derivatives Not Designated as Hedging Instruments	Other Assets	$34,386	$8,174	Other Liabilities	$7,508	$14,633
The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2026 and 2025:

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated OCI into Income
	March 31, 2026	March 31, 2025		March 31, 2026	March 31, 2025
Derivatives Designated as Hedging Instruments	$2,196	$(11,898)	Interest Income	$174	$2,326
Derivatives Designated as Hedging Instruments	$9,126	$—	Interest Expense	$137	$—
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025:

		Three Months Ended
	Income Statement Location	March 31, 2026	March 31, 2025
Derivatives Not Designated as Hedging Instruments	Other Income (Expense)	$(2,232)	$(1,388)

11.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	March 31, 2026	December 31, 2025
Accrued ongoing servicing fees	$180,528	$167,835
Accrued management fee	18,520	16,710
Performance participation allocation	30,457	30,724
Advanced organization and offering costs	6,332	7,060
Other advanced expenses (1)	3,365	5,639
Total	$239,202	$227,968

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
Accrued Management Fees
The Company pays the Adviser a management fee equal to 1.25% of NAV per annum payable monthly for services rendered related to ongoing operations of ORENT pursuant to the advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”). Additionally, to the extent that NLT OP issues OP Units to parties other than the Company, NLT OP will pay the Adviser a management fee equal to 1.25% of the NAV of NLT OP attributable to such units not held by us per annum payable monthly.
The management fee may be paid, at the Adviser’s election, in cash, Class I shares or Class I OP Units. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense. During the three months ended March 31, 2026 and 2025, the Company incurred management fees of $27,907 and $16,216, respectively.
During the three months ended March 31, 2026 and 2025, the Company issued 2,471,547 and 1,459,718 shares, respectively, to the Adviser as payment for management fees. Management fees of $18,520 and $16,710 were accrued and unpaid as of March 31, 2026 and December 31, 2025, respectively. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.
Additionally, in connection with the DST Program, the Company will pay the Adviser a management fee equal to 1.25% of the total consideration received by the Company or its affiliate for selling Interests to third-party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests and any proceeds from any loans secured directly or indirectly by the DST Properties, per annum payable monthly. The Adviser has waived the fee for all current DST Offerings except for the Company’s third DST Offering. Since inception of the DST Program, the Company incurred management fees related to the DST Program of $858.

Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Investment Advisory Agreement, Blue Owl Oak Trust Carry LLC, a controlled subsidiary of Blue Owl, and Blue Owl Real Estate Net Lease Trust CPV LP (formerly, Oak Trust Carry Participant Vehicle LP), controlled by senior and other officers of Blue Owl (each a “Special Limited Partner”) holds a performance participation interest in NLT OP that entitles them to receive an allocation of NLT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Investment Advisory Agreement. Under the NLT OP agreement, the Special Limited Partners are entitled to an allocation from NLT OP equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation allocation is measured on a calendar year basis and is paid quarterly in OP Units, ORENT shares, or cash, at the election of the Special Limited Partner. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partners are only entitled to the performance participation allocation provided that the Investment Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2026 and 2025, the Company recognized $30,457 and $12,565, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2026 and 2025, the Company issued 2,906,557 and 1,541,283 Class I OP Units, respectively, to the Special Limited Partners as payment of performance participation allocation at the respective NAV per unit. During the three months ended March 31, 2026 and 2025, there were no repurchases of Class I OP Units originally issued as payment of performance participation allocation. As of March 31, 2026 and December 31, 2025, there were 14,620,334 and 11,713,777 Class I OP Units outstanding, respectively, issued as payment of the performance participation allocation expense.
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
Common Shares Held by Affiliates
As of March 31, 2026 and December 31, 2025, ORENT affiliates and their employees owned 6,206,912 and 5,977,092 shares of the Company, respectively, including Class I and Class D shares. The aggregate amount of shares owned by ORENT affiliates and their employees was $66,068 and $63,181, based on the NAV per share/unit as of March 31, 2026 and December 31, 2025, respectively.
During the three months ended March 31, 2026 and 2025, the Adviser submitted 2,332,559 and 4,022,250, respectively, Class I shares, previously issued as payment for management fees and interest on the affiliate line of credit, for repurchase by the Company for a total of $24,741 and $41,000, respectively.
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
12.    Leases
Lessor – Operating leases
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s net lease properties which consists of fixed annual rent that escalates annually throughout the term of the applicable leases, and the tenant is generally responsible for all property-related expenses, including taxes, insurance, and maintenance. The Company’s net lease properties are each leased to a single tenant.

The following table details the components of operating lease income from leases in which the Company is the lessor.

	Three Months Ended
	March 31, 2026	March 31, 2025
Base rent (1)	$68,960	$45,163
Straight-line rental revenue, net (2)	7,917	5,125
Variable lease payments (3)	5,815	5,369
Amortization of above/below-market lease intangibles	(334)	89
Total Rental revenue	$82,358	$55,746

__________________
(1)Consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments and amortization of prepaid rent.
(3)Consists of reimbursement of common area maintenance (“CAM”) and real estate taxes, as well as amortization of tenant inducements.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of March 31, 2026.

Year	Future Minimum Rents (1)
2026 (remaining)	$212,160
2027	287,215
2028	292,146
2029	295,608
2030	300,556
2031	304,650
Thereafter	2,710,804
Total	$4,403,139
__________________
(1)    Excludes future minimum rents related to leases with build-to-suit arrangements and other leases where the rent commencement date is based on future events and therefore not fixed at March 31, 2026.

Lessor – Financing receivables
In accordance with ASC 842, certain of the Company’s sales-type lease contracts are accounted for as failed sale-leaseback transactions and were recorded as an Investments in leases - Financing receivables. During the three months ended March 31, 2026 and 2025, the Company recognized interest income of $14,567 and $10,307, respectively. Interest income is recognized on an effective interest basis at a constant rate of return over the term of the applicable leases. Cash received from the sales-type leasing agreements was $10,835 and $8,622 during the three months ended March 31, 2026 and 2025, respectively.
All of the lease payments are on a triple net basis to the tenant and the Company has rights in accordance with the individual lease agreements to protect the value of our leased properties. As of March 31, 2026, the future minimum payments of sales-type lease receivables were as follows:

Year	Future Minimum Payments (1)
2026 (remaining)	$31,865
2027	54,636
2028	56,101
2029	57,554
2030	59,099
2031	60,632
Thereafter	11,191,205
Total lease payment receivable	11,511,092
Less deferred interest income	10,896,695
Less allowance for credit losses	22,616
Total Investments in leases - Financing receivables	$591,781
The following table reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Balance, beginning of period	$22,515	$22,934
Current period change in credit allowance	101	2,728
Reduction in allowance resulting from dispositions	—	(7,199)
Balance, end of period	$22,616	$18,463
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
The following tables detail the amortized cost basis of our Investments in leases - Financing receivable by the credit quality indicator as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Ba2	B2	Caa2	Total
Investments in leases - Financing receivable	$22,760	$115,937	$475,700	$614,397

	December 31, 2025
	Ba2	B2	Caa2	Total
Investments in leases - Financing receivable	$—	$115,465	$409,623	$525,088
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
Lessee - DST Program Master Lease
As of March 31, 2026, the Company has contributed or sold 59 assets to DSTs as part of its DST Offerings. The assets are leased back to wholly owned subsidiaries of the Company under the master lease agreements. The following table presents the undiscounted future minimum rent payment obligation of the wholly owned subsidiaries:

Year	Future Minimum Payments
2026 (remaining)	$32,208
2027	42,944
2028	43,102
2029	43,350
2030	44,681
2031	46,584
Thereafter	688,005
Total	$940,874
13.    Equity and Non-Controlling Interest
Authorized Capital
As of March 31, 2026, the Company had the authority to issue an unlimited number of preferred shares and four classes of common shares including Class S shares, Class N shares, Class D shares, and Class I shares. Each class of common shares and preferred shares has a par value of $0.01. The Board of Trustees has the ability to establish the preferences and rights of each class of common shares or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.
Common Shares
The following table details the movement in the Company’s outstanding shares of common shares:

	Three Months Ended March 31, 2026
	Class S	Class N	Class D	Class I	Total
December 31, 2025	306,971,144	47,799,493	8,920,047	358,834,111	722,524,795
Common shares issued	28,911,384	5,906,299	826,778	36,663,521	72,307,982
Distribution reinvestment	2,974,560	398,355	91,407	3,033,212	6,497,534
Common shares repurchased	(4,362,866)	(455,901)	—	(5,466,517)	(10,285,284)
Common shares converted(1)	(286,337)	—	(6,805)	290,993	(2,149)
March 31, 2026	334,207,885	53,648,246	9,831,427	393,355,320	791,042,878
__________________
(1)During the three months ended March 31, 2026, 286,337 Class S shares with a value of $3,016 and 6,805 Class D shares with a value of $71 were converted into 290,993 Class I shares based on the respective period’s NAV per share.

Redeemable Common Shares
In connection with the Company’s payment of interest on its affiliate line of credit and management fee, the Adviser holds Class I common shares. See Note 11 – Related Party Transactions for further details on the affiliate line of credit and management fee. The Adviser and Blue Owl Capital Holdings LP have the ability to redeem the Class I shares for cash at their election, therefore the Company has classified these Class I shares as Redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, we have issued 18,052,187 and 15,580,640 Redeemable common shares, respectively. As of March 31, 2026 and December 31, 2025, 884,935 and 745,946 Redeemable common shares, respectively, remained outstanding. See Note 11 - Related Party Transactions for further details on the redemption of Redeemable common shares.
The Redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $34 and $127 during the three months ended March 31, 2026 and 2025, respectively.

Share and Unit Repurchases
The Company adopted a share repurchase plan whereby, subject to certain limitations, shareholders may request, on a quarterly basis, that the Company repurchase all or any portion of their shares. The repurchase price per share will generally be equal to the NAV per share as of the last calendar day of the first month of the applicable calendar quarter, except that, subject to certain exceptions, shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (“Early Repurchase Deduction”). The aggregate NAV of total repurchases of Class S, Class N, Class D and Class I Shares (including repurchases by certain “fund of fund” vehicles and certain U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to repurchased shares) is limited to no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the preceding three months for which NAV is available). Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares and may submit such repurchase requests beginning after the start of the second month of the applicable calendar quarter. The Early Repurchase Deduction does not apply to shares acquired through the distribution reinvestment plan or to repurchases of common shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. In addition, the Company may not apply the Early Repurchase Deduction to certain “fund of fund” or feeder vehicles or their respective underlying investors.
Other than as described for Redeemable common shares and Redeemable non-controlling interests, the Company is not obligated to repurchase any shares and could choose to repurchase fewer shares than were requested to be repurchased, or none at all. Further, the Board of Trustees may modify and suspend the Share Repurchase Plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any particular calendar quarter, shares repurchased during such calendar quarter would be repurchased on a pro-rata basis.
During the three months ended March 31, 2026, the Company repurchased 10,285,284 shares of common shares for a total of $108,906, and converted 71,143 Class I OP Units to Class I shares with a value of $746. The Company did not repurchase any OP Units for cash during the three months ended March 31, 2026.
During the three months ended March 31, 2025, the Company repurchased 6,021,826 shares of common shares for a value of $61,130, and converted 61,285 Class I OP Units to Class I shares with a total value of $624. The Company repurchased no OP Units for cash during the three months ended March 31, 2025.
The Company had no unfulfilled repurchase requests during the three months ended March 31, 2026 and 2025.
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
The following table details the aggregate distributions declared for each applicable class of common shares for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026				March 31, 2025
	Class S	Class N	Class D	Class I	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.1875	$0.1875	$0.1875	$0.1875	$0.1750	$0.1750	$0.1750	$0.1750
Shareholder servicing fee per common share	(0.0225)	(0.0133)	(0.0066)	—	(0.0214)	(0.0127)	(0.0064)	—
Net distributions declared per common share	$0.1650	$0.1742	$0.1809	$0.1875	$0.1536	$0.1623	$0.1686	$0.1750
The Company has adopted a distribution reinvestment plan whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the purchase price at the time the distribution is payable. Shareholders will not pay an upfront transaction fee when purchasing shares pursuant to the distribution reinvestment plan. The ongoing servicing fees with respect to shares of Class S shares, Class N shares, and Class D shares are calculated based on the NAV for those shares and may reduce the NAV.
Redeemable Non-controlling Interests
In connection with payment of performance participation allocation, the Special Limited Partners hold Class I OP Units. See Note 11 - Related Party Transactions for further details of the Special Limited Partners’ performance participation allocation. Because the Special Limited Partners have the ability to redeem their Class I OP Units for Class I shares in the Company or cash at their election, the Company has classified these Class I OP Units as Redeemable non-controlling interests in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets.
The following table details the activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Balance, beginning of period	$125,360	$39,952
Settlement of prior performance participation allocation	30,724	15,719
Repurchases	—	—
Net income allocation	2,830	983
Other comprehensive income allocation	(181)	(107)
Distributions	(2,560)	(845)
Fair value allocation	989	(36)
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	(170)	229
Balance, end of period	$156,992	$55,895
During the three months ended March 31, 2026 and 2025, the Company issued Class I OP Units to the Special Limited Partners as payment of the performance participation allocation. As of March 31, 2026, 134,418 OP Units had been redeemed for cash, and 6,718 OP Units had been exchanged for Class I shares in the Company.
The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional paid-in capital and Redeemable non-controlling interests of $989 and $(36) during the three months ended March 31, 2026 and 2025, respectively, on the Company’s Condensed Consolidated Balance Sheets.
Share-Based Compensation
During the three months ended March 31, 2026 and 2025, we awarded independent members of the Board of Trustees 47,652 and 39,255 shares of restricted Class I shares, respectively. The restricted Class I shares are subject to a vesting period of 13.5 months. The Company incurred total share-based compensation expense of approximately $141 and $129 for the three months ended March 31, 2026 and 2025, respectively.
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
The Company has certain land assets related to build-to-suit properties in sale-leaseback transactions which are being accounted for as an investment in loans receivable and held at amortized cost. The Company has paid and/or accrued $80,646 in construction costs and estimates the total future commitments to complete the construction for the remaining seven assets to be $18,174. As of March 31, 2026, the remaining maximum contractual funding is $47,018. Additionally, the Company has obligations to fund tenant improvements for existing investments. As of March 31, 2026, the Company has estimated future commitments related to these tenant improvements to be $24,226.
The Company has made direct and indirect investments into joint ventures, which were formed to construct assets in build-to-suit arrangements, including net lease data centers. As of March 31, 2026, the estimated future commitments of the Company to complete the construction of the build-to-suit assets is $1,731,652, which is to be funded through 2029. As of March 31, 2026, the investments subject to future fundings have a weighted-average capitalization rate of 8.78%, a weighted average remaining lease term of 21.0 years, and a weighted average credit rating of AA-.
Additionally, as of March 31, 2026, the Company has commitments to fund up to $363,511 in additional future fundings related to our investments in commercial real estate loans, including those held through joint ventures.
During the year ended December 31, 2025, the Company assumed a leasehold interest in a ground lease (“Stadium Lease”) with Stark County Port Authority for land related to the HOF Village Stadium, and entered into a sub-ground lease (“Sublease”) with HOF Village (the “Tenant”) related to this land. The Company’s obligations under the Stadium Lease remain in effect notwithstanding the Tenant’s agreement to make these Stadium Lease payments directly to the Port Authority. Accordingly, if the Tenant defaults under the Sublease, the Company may be required to make such payments directly to Stark County Port Authority as obligated under the Stadium Lease.
15.    Earnings Per Share
Basic net income/(loss) per common share is determined by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period, excluding unvested restricted Class I shares. The restricted Class I shares are considered to be participating securities because they contain non-forfeitable rights to distributions. The restricted Class I shares participate equally with all classes of common shares, therefore net income/(loss) per common share has not been presented separately.
All classes of common shares are allocated net income (loss) at the same rate per share and receive the same gross distribution per share.

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$169,656	$108,895
Net income attributable to non-controlling interests	(7,824)	(6,527)
Net income attributable to ORENT shareholders	$161,832	$102,368

Net income attributable to dilutive OP Units	7,824	6,527
Net income attributable to ORENT shareholders - dilutive	$169,656	$108,895

Weighted average common shares outstanding - basic	772,689,856	474,322,703
Effect of dilutive unvested grants of restricted Class I shares	47,652	39,255
Effect of dilutive OP Units	38,138,636	30,950,520
Weighted average common shares outstanding - dilutive	810,876,144	505,312,478

Net income per common share - basic	$0.21	$0.22
Net income per common share - diluted	$0.21	$0.22
The computation of diluted net income per common share for the three months ended March 31, 2026 includes 47,652 dilutive restricted Class I shares and 38,138,636 dilutive OP Units. The computation of diluted net income per common share for the three months ended March 31, 2025 includes 39,255 dilutive restricted Class I shares and 30,950,520 dilutive OP Units.
16.    Segment Reporting
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors.
The Company has one operating segment and one reportable segment as of March 31, 2026. The CODM specifically reviews consolidated net income and certain significant expenses excluding non-cash items at the consolidated entity level to allocate resources accordingly. The following table details our segment financial results for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Total segment revenues	$96,925	$66,053
Segment expenses
Fund level expenses (1)	7,453	5,909
Management fees	27,907	16,216
Performance participation allocation	30,457	12,565
Interest expense (2)	35,303	19,269
Other segment income, net (3)	(175,397)	(97,080)
Income tax expense	1,546	279
Consolidated segment net income	$169,656	$108,895
(1)    Fund level expenses are equal to total general and administrative expenses adjusted to exclude the CECL allowance.
(2)    Interest expense excludes non-cash items such as amortization expense related to our deferred financing fees.
(3)     Other segment income, net includes rental property operating expenses, CECL allowance, impairment charges, depreciation and amortization, income from unconsolidated real estate affiliates, net gain (loss) on dispositions, interest income, and other expense, net.

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
The components of income tax (benefit) expense for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Income before income taxes
Domestic net income before income taxes	$151,227	$92,820
Foreign net income before income taxes	19,975	16,354
Total net income before income taxes	$171,202	$109,174

Current tax expense
U.S. Federal	$901	$—
U.S. State	220	—
Foreign	1,051	416
Total current expense	$2,172	$416

Deferred tax (benefit) expense
U.S. Federal	$(324)	$(159)
U.S. State	(99)	(56)
Foreign	(203)	78
Total deferred tax (benefit) expense	$(626)	$(137)
Total income tax expense, net	$1,546	$279

Income tax expense is lower than the total net income before income taxes at the 21.0% federal statutory rate as a result of fair value adjustments on interest rate swaps and gains on sales of DST Interests, as well as the impact of state and local taxes.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for GAAP purposes and the amount used for income tax purposes. As of March 31, 2026, the Company had a deferred tax asset of $1,737 included within Other assets in the Condensed Consolidated Balance Sheet (primarily comprised of amortization of organizational expense, basis differences, fair value adjustments, and NOL carryforwards). As of March 31, 2026, the Company had a deferred tax liability of $1,984 included within Other liabilities in the Condensed Consolidated Balance Sheet, primarily related to temporary differences on real property and straight-line rent adjustments, respectively, for its foreign entities. As of December 31, 2025, the Company had a net deferred tax asset of $754 included within Other assets in the Condensed Consolidated Balance Sheet (primarily comprised of organizational expenses and basis differences in real property and swaps). As of December 31, 2025, the Company had a foreign deferred tax asset and liability (primarily related to straight-line rent adjustments) of $415 and $2,130, respectively, as well as a deferred tax asset related to interest expense of $1,640 net of a valuation allowance of $1,640.
Income taxes paid for the three months ended March 31, 2026 and 2025 were $571 and $926, respectively. Income tax paid for the three months ended March 31, 2026 was comprised of $1 U.S. Federal, $35 U.S. State and $535 Foreign income taxes. Income taxes paid for the three months ended March 31, 2025 were comprised of $80 U.S. State and $846 Foreign income taxes.
Generally, the Company is subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2023 and subsequent years, and is subject to audit by state taxing authorities for the year ended December 31, 2023 and subsequent years. The Company is subject to audit under the statute of limitations by the Canada Revenue Agency and provincial authorities with respect to its Canadian entities for the year ended December 31, 2023 and subsequent years.
18.    Subsequent Events
In preparation of the accompanying Condensed Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after March 31, 2026 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from March 31, 2026 through the date on which the financial statements were available to be issued.
Sila Realty Trust, Inc.
On April 20, 2026, the Company, along with other affiliates of Blue Owl, entered into a definitive merger agreement with Sila Realty Trust, Inc ("Sila") to acquire all of Sila's outstanding shares of common stock in an all-cash transaction valued at approximately $2,500,000. In conjunction, the Company has provided an equity commitment letter to fund $1,200,000 of equity related to the merger. The sale is expected to close in 2026.
Proceeds from the Issuance of Common Shares
From April 1, 2026 through the date the financial statements were issued, the Company sold an aggregate of 31,519,002 shares of its common shares (consisting of 12,082,357 Class S shares, 2,343,514 Class N shares, 192,372 Class D shares, and 16,900,759 Class I shares) resulting in net proceeds of $333,929 to the Company as payment for such shares.

ITEM 2        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Blue Owl Real Estate Net Lease Trust,” “Company,” “we,” “us,” or “our” refer to Blue Owl Real Estate Net Lease Trust and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A. - “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 13, 2026 as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Dollars are in thousands, except for per share amounts.
Overview
Blue Owl Real Estate Net Lease Trust (formerly, Oak Street Net Lease Trust) was formed on April 4, 2022 (“Inception”) as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl on August 9, 2022. The Company invests primarily in stabilized income-generating commercial real estate in the United States. To a lesser extent, we may also invest outside the U.S. and in real estate debt. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP (formerly, OakTrust Operating Partnership L.P.), a Delaware limited partnership (“NLT OP” or the “Operating Partnership”), and we own, and plan to continue to own, all or substantially all of our assets through NLT OP. We are externally managed by our Adviser. The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and its management does not distinguish the principal business, or group the operations, by property type, lease classification, investment type or any other grouping for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment.
The Company is structured as a non-listed, perpetual life real estate investment trust (“REIT”) that qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.
As of March 31, 2026, we have received net proceeds of $8,265,857 from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class N, Class D, and Class I units of NLT OP (“OP Units”). NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
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
As of March 31, 2026, the Company has raised proceeds of $572,909 from its DST Program including $7,582 of upfront fees earned at closing. As of March 31, 2026, 100% of the Interests in our first four DST Offerings and approximately 36% of the Interests in our fifth DST Offering have been sold to third parties. As a result of the FMV Buyback Option, the sale of DST Interests is offset by a financing obligation liability. The Company has elected to account for its DST financing obligation using the FVO, and as such, the liability is remeasured at fair value on a recurring basis.
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
During the three months ended March 31, 2026, global equity and debt markets experienced elevated volatility, with significant dispersion across equity markets, spread widening in fixed income markets, and outsized moves in commodities as a result of intensifying geopolitical conflicts and heightened focus on the evolution of artificial intelligence. The 10-year Treasury yield ended the first quarter of 2026 up nearly 15 basis points from December 31, 2025 and experienced a peak to trough range of nearly 50 basis points during the first quarter of 2026. The CBOE Volatility Index peaked above 30 during the first quarter of 2026, its highest level since April 2025.
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
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and we are assessing the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy, and our Condensed Consolidated Financial Statements. See “Part I. Item 1A. Risk Factors - Risks Related to Our Business and Operations” in our 2025 Annual Report on Form 10-K filed with the SEC on March 13, 2026.
Q1 2026 Highlights (Results of Operations)

Operating Results
•Declared monthly net distributions on our common shares totaling $136,792 for the three months ended March 31, 2026. The details of the average distribution rates and total returns are shown in the following table:

	Class S	Class N	Class D	Class I
Year-to-Date Total Return, without upfront selling commissions (1)	2.27%	2.35%	2.43%	2.49%
Year-to-Date Total Return, assuming maximum upfront selling commissions (1)	(1.19)%	0.35%	0.92%	N/A
Inception-to-Date Total Return, without upfront selling commissions (1)	7.86%	8.80%	8.19%	8.94%
Inception-to-Date Total Return, assuming maximum upfront selling commissions (1)	6.83%	8.04%	7.74%	N/A
__________________
(1)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year are annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.
Investments
•During the three months ended March 31, 2026, acquired eight industrial properties and one retail property for a total purchase price of $153,852. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets.
•Invested $365,790 and sold $96,612 of investments in real estate debt during the three months ended March 31, 2026.
•During the three months ended March 31, 2026, made investments in unconsolidated real estate affiliates as follows:

Investment	Ownership Percentage as of March 31, 2026	Contributions (1)
Net lease	50.9%	$10,063
Net lease data centers	3.0% - 84.7%	157,095
Investments in real estate debt	51.0% - 85.0%	192,278
Total		$359,436
(1) Includes non-cash contributions.

Capital Activity and Financings
•Raised net proceeds of $760,293 from the sale of our common shares and repurchased 12,617,843 of our common shares for $133,435 during the three months ended March 31, 2026.
•Incurred borrowings on secured debt of $44,800 and made net paydowns on unsecured debt of $234,000.
•Incurred net borrowings under secured financings of investments in real estate debt of $60,101, which are secured by certain of the Company’s CMBS investments and commercial real estate loans.
Overall Portfolio
•As of March 31, 2026, our portfolio consisted of investments in real estate, including consolidated joint ventures, (41%), investments in leases (4%), investments in real estate debt (19%), and investments in unconsolidated real estate affiliates (36%), based on fair value.
•Our 278 properties as of March 31, 2026, of which 276 are wholly owned and two are held through consolidated joint ventures, consisted primarily of Industrial (69%), Retail (21%), Land (5%), and Office (5%) assets, based on fair value.
•Our investments in real estate debt as of March 31, 2026, consisted of commercial real estate loans, CMBS, and investments in loans receivable related to the land at build-to-suit properties. For further details on credit ratings and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.

•As of March 31, 2026, we held interests in 3,619 properties through our 16 investments in unconsolidated real estate affiliates, primarily through our investment in STORE Capital LLC (“STORE”).
Investment Portfolio
Real Estate Investments
The following chart describes the diversification of our wholly owned and consolidated joint venture investments in real estate by property type based on fair value as of March 31, 2026:

Property Type (1)
(1)    Property Type weighting is measured as the asset value of our wholly owned and consolidated joint venture investments in real estate for each sector category against the total asset value of all such investments. “Real estate investments” excludes properties held within unconsolidated joint ventures, including the Company’s investment in STORE.
The following table provides a summary of our wholly owned real estate portfolio as of March 31, 2026, including Investments in real estate and Investments in leases – Financing Receivables:

Property Type (1)	Number of Properties	Sq. Feet (in thousands)	Occupancy Rate (2) (3)	Average Effective Annual Base Rent Per Leased Sq. Foot	Annual Base Rent	Percentage of Total Revenue
Industrial	80	23,797	100%	9.1	$215,500	65%
Retail	190	3,195	100%	23.8	76,098	23%
Land	4	27,591	N/A	0.7	18,434	6%
Office	4	1,006	100%	20	20,125	6%
Total	278	55,589			$330,157	100%
__________
(1)Excludes properties owned by unconsolidated real estate affiliates.
(2)Occupancy rate is calculated as the percentage of square footage leased.
(3)Land investments are excluded from Occupancy Rate. Build-to-suit investments are included in Occupancy Rate to the extent a lease has been executed.

Real Estate and Leases
The following table provides information regarding our wholly owned real estate property types as of March 31, 2026:

Property Type and Investment (1)	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Sq. Feet (in thousands)	Occupancy Rate (2)(7)
Industrial:
Amazon	5	Various	Aug. - Dec. 2022	100%	4,964	100%
Dorel Industries	1	Cornwall, ON	November 2022	100%	492	100%
EquipmentShare.com (3) (6)	28	Various	Oct. - Nov. 2022	100%	752	100%
Magna International	2	Bowling Green, KY	September 2022	100%	2,317	100%
Paradigm (4)	3	Various	October 2022	100%	314	100%
Whirlpool (4)	1	Amana, IA	November 2022	100%	1,572	100%
Tenneco	5	Various	December 2022	100%	2,150	100%
LOC Performance	2	Various	March 2023	100%	990	100%
QVC	2	Various	January 2023	100%	2,166	100%
Save Mart (4)	2	Various	September 2023	100%	555	100%
Quanta Cloud	1	San Jose, CA	June 2024	100%	91	100%
General Mills	1	Belvidere, IL	July 2024	100%	1,318	100%
Hillenbrand	2	Various	September 2024	100%	712	100%
Air Distribution Technologies	7	Various	July 2024	100%	1,097	100%
Johnson Controls	4	Seattle, WA	September 2022	100%	325	100%
US Foods	1	Fresno, CA	July 2025	100%	97	100%
PsiQuantum (5)	1	Chicago, IL	September 2025	99%	433	N/A
Flowchem	1	Prairie View, TX	October 2025	100%	184	100%
Marzetti (5)	1	Columbus, OH	November 2025	98%	665	100%
Citi Trends	1	Roland, OK	December 2025	100%	563	100%
United Natural Foods	1	Manchester, PA	December 2025	100%	1,319	100%
Syngenta	1	Malta, IL	January 2026	100%	104	100%
Core-Mark	6	Various	February 2026	100%	464	100%
Eaton	1	Los Angeles, CA	March 2026	100%	153	100%
Retail:
Cracker Barrel (4)	53	Various	September 2022	100%	537	100%
Ramoco Fuels NC LLC	27	Various	September 2023	100%	94	100%
Walgreen Co.	29	Various	September 2022	100%	426	100%
Maverick Gaming	11	Various	Sep. 2022 - Jun. 2023	100%	317	100%
Save Mart (4)	10	Various	July 2023	100%	475	100%
N&L Investments	8	Various	September 2022	100%	22	100%
JK Petroleum (6)	5	Various	September 2022	100%	24	100%
Abbasi (6)	10	Various	September 2022	100%	35	100%
World Fuel Services, Inc (6)	5	Various	September 2022	100%	62	100%
Dollar General	10	Various	Dec. 2024 - May 2025	100%	113	100%
Tractor Supply	1	Brookville, PA	January 2025	100%	22	100%
Starbucks	5	Various	Feb. 2025 - Feb. 2026	100%	9	100%
Washington Trust	4	Various	January 2025	100%	27	100%
MedVet	3	Various	Jun.- Aug. 2025	100%	44	100%
ASDA	9	Various	December 2025	100%	988	100%
Office:
Chubb	2	Whitehouse, NJ	November 2022	100%	429	100%
Energy Center	1	Houston, TX	October 2022	100%	524	100%
EquipmentShare.com	1	Columbia, MO	October 2022	100%	53	100%
Land:
HOF Village Waterpark	1	Canton, OH	November 2022	100%	664	N/A
Related Midwest	1	Chicago, IL	September 2025	100%	16,369	N/A
Skybox	1	Wichita Falls, TX	November 2025	100%	9,480	N/A

Kraemer Garden	1	Waite Park, MN	December 2025	100%	1,078	N/A
Total	278				55,589
__________________
(1)Excludes properties owned by unconsolidated real estate affiliates, including STORE.
(2)Land investments are excluded from Occupancy Rate.
(3)Includes build-to-suit assets currently in development.
(4)Includes properties sold or contributed to the DST Program that remain consolidated under GAAP.
(5)Includes assets held in a consolidated joint venture holdings a build-to-suit asset.
(6)Includes leases that have not commenced as of March 31, 2026.
(7)Occupancy Rate is calculated as the percentage of square footage leased.

Lease Expirations
The following schedule details the expiring leases at our wholly owned real estate properties by annualized base rent and square footage as of March 31, 2026:

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Square Feet (in thousands)	% of Total Square Feet Expiring
2026 (remaining)	—	$—	—%	—	—%
2027	—	—	—%	—	—%
2028	1	2,025	1%	191	—%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	3	23,760	7%	2,328	4%
2033	17	11,221	3%	1,551	3%
2034	16	14,995	5%	1,917	3%
2035	3	2,333	1%	254	—%
Thereafter	209	275,823	83%	49,348	90%
Total	249	$330,157	100%	55,589	100%
(1)     Excludes executed leases and build-to-suit properties for which leases have not commenced as of March 31, 2026.

Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties which are primarily accounted for under the FVO. The following table details the Company’s investments in unconsolidated real estate affiliates as of March 31, 2026.

Investment	Number of Investments	Number of Properties	Ownership Percentage	Carrying Amount of Investment
Unconsolidated real estate affiliates accounted for under the equity method
Net lease	1	2	49.1%	$5,127
Total unconsolidated real estate affiliates accounted for under the equity method	1	2		$5,127

Unconsolidated real estate affiliates accounted for under the FVO
STORE (1)	1	3,577	22.4%	$2,543,719
Net lease	2	24	50.9%	232,178
Investments in real estate debt	4	—	51.0% - 85.0%	323,013
Net lease data centers	8	16	3.0% - 84.7%	1,139,238
Total unconsolidated real estate affiliates accounted for under the FVO	15	3,617		$4,238,148
Total unconsolidated real estate affiliates	16	3,619		$4,243,275

Investments in Real Estate Debt
The following table details our investments in real estate debt held at fair value as of March 31, 2026:

Type of Security/Loan	Weighted Average Coupon (1) (2)	Weighted Average Maturity Date (3)	Face Amount	Cost Basis	Fair Value
CMBS (4)	SOFR + 4%	4/23/2042	$994,382	$993,934	$993,119
Commercial real estate loans (4) (5)	8%	7/9/2030	958,226	950,069	962,851
Total investments in real estate debt (6)	8%		$1,952,608	$1,944,003	$1,955,970
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
(6)Total investments in real estate debt per the tables above exclude our investments in CMBS classified as held-to-maturity and loans receivable, which are presented below.

The following table details the Company’s CMBS investments which are classified as held-to-maturity and presented at amortized cost. The carrying value of these CMBS investments as of March 31, 2026 is net of an allowance for credit losses of $2,607. The Company has the intent and ability to hold these investments until maturity.

	March 31, 2026
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Cost Basis	Carrying Value
CMBS	SOFR + 6%	1/21/2030	$291,000	$289,896	$287,610

Other Investments
The Company has certain land assets related to build-to-suit properties in sale-leaseback transactions which are being accounted for as an investment in loans receivable and held at amortized cost, as the related lease is not deemed to have commenced until the constructed assets are made available for use by the lessee. Direct costs associated with originating loans are deferred and amortized as an adjustment to interest income over the term of the related loan receivable. As of March 31, 2026 and December 31, 2025, the Company held 7 and 13 investments in loans receivable related to build-to-suit arrangements with a total balance of $6,838 and $10,691, respectively, which are included within Investments in real estate debt in the Condensed Consolidated Balance Sheets.

Results of Operations
The following table sets forth the results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	$
Revenues
Rental revenue	$82,358	$55,746	$26,612
Income from investments in leases - Financing receivables	14,567	10,307	4,260
Total revenues	96,925	66,053	30,872

Expenses
Rental property operating	7,148	7,193	(45)
General and administrative	7,332	1,438	5,894
Impairment charges	22,734	—	22,734
Management fee	27,907	16,216	11,691
Performance participation allocation	30,457	12,565	17,892
Depreciation and amortization	35,259	25,837	9,422
Total expenses	130,837	63,249	67,588
Other income (expense)
Income from unconsolidated real estate affiliates	204,851	109,387	95,464
Gain (loss) on dispositions of real estate	724	(2,180)	2,904
Interest expense	(38,138)	(20,174)	(17,964)
Interest income	48,782	20,180	28,602
Other expense, net	(11,105)	(843)	(10,262)
Total other income, net	205,114	106,370	98,744
Net income before income taxes	$171,202	$109,174	$62,028
Income tax expense	1,546	279	1,267
Net income	169,656	108,895	60,761
Net income attributable to non-controlling interests	(7,824)	(6,527)	(1,297)
Net income attributable to ORENT shareholders	$161,832	$102,368	$59,464
Net income per common share – basic	$0.21	$0.22
Net income per common share – diluted	$0.21	$0.22
Weighted-average common shares outstanding, basic	772,689,856	474,322,703
Weighted-average common shares outstanding, diluted	810,876,144	505,312,478
Rental revenue
Rental revenue from our income property operations was $82,358 for the three months ended March 31, 2026 and $55,746 for the three months ended March 31, 2025. The increase in revenues is primarily due to an increase from 209 properties classified as Investments in real estate as of March 31, 2025 to 250 properties as of March 31, 2026, as well as contractual rent increases across the existing portfolio from March 31, 2025 to March 31, 2026.
Income from investments in leases - Financing receivables
Income from investments in leases - Financing receivables was $14,567 for the three months ended March 31, 2026 and $10,307 for the three months ended March 31, 2025. The increase in revenues is primarily due to revenue from properties acquired and leases executed after March 31, 2025.
Rental property operating expenses
Rental property operating expenses were $7,148 for the three months ended March 31, 2026, and $7,193 for the three months ended March 31, 2025. The decrease in expenses is primarily the result of a decrease in insurance expenses during the three months ended March 31, 2026.
General and administrative expenses
General and administrative expenses for the three months ended March 31, 2026 and 2025 were $7,332 and $1,438, respectively. The increase in respective General and administrative expenses is primarily due to a net favorable credit allowance adjustment under the CECL model of $4,471 during the three months ended March 31, 2025 compared to a net favorable credit allowance under the CECL model of $121 and an increase in third-party professional fees during the three months ended March 31, 2026.
Impairment charges
During the three months ended March 31, 2026, the Company recognized $22,734 of impairment charges related to tenant improvement costs for certain of its real estate properties for which rent has not yet commenced. The Company did not recognize any impairment charges during the three months ended March 31, 2025.
Management fee
The management fee for the three months ended March 31, 2026 and 2025 was $27,907 and $16,216, respectively. The increase was attributable to the Company’s average net asset value during the period.
Performance participation allocation
Performance participation allocation for the three months ended March 31, 2026 and 2025 was $30,457 and $12,565, respectively. The increase was due to an increase in NAV in excess of the required 5% hurdle.
Depreciation and amortization
Depreciation and amortization was $35,259 for the three months ended March 31, 2026 and $25,837 for the three months ended March 31, 2025. The increase in depreciation and amortization during the periods presented is due to an increase from 209 properties classified as Investments in real estate as of March 31, 2025 to 250 properties as of March 31, 2026.
Income from unconsolidated real estate affiliates
Income from unconsolidated real estate affiliates was $204,851 for the three months ended March 31, 2026, and $109,387 for the three months ended March 31, 2025. The increase in income from unconsolidated real estate affiliates is primarily due to an increase in the Company’s investment in STORE as well as income from its investments in net lease data centers.
Gain (loss) on dispositions of real estate
During the three months ended March 31, 2026, the Company recognized a gain on dispositions of real estate of $724 from the disposition of three properties, compared to a loss on dispositions of $2,180 during the three months ended March 31, 2025 due to the reversal of non-cash accretion of tenant loan receivables related to the contribution of 15 LV Petroleum properties to LV Petroleum JV.

Interest expense
Interest expense was $38,138 for the three months ended March 31, 2026, and $20,174 for the three months ended March 31, 2025. The increase in expense is primarily due to an increase in borrowings, primarily our secured financings of investments in real estate debt, as well as an increase in our credit facility and mortgage borrowings.
Interest income
Interest income was $48,782 and $20,180 for the three months ended March 31, 2026 and 2025, respectively. The increase in interest income in the current year was primarily due to acquisitions of investments in real estate debt.
Other expense, net
Other expense, net was $11,105 for the three months ended March 31, 2026, compared to $843 for the three months ended March 31, 2025. The increase in expense in the current year is due to net unrealized losses on our derivative instruments not designated as hedging instruments and our DST Program.

Net Asset Value and NAV Per Share Calculation
Each class has an undivided interest in our assets and liabilities, other than class-specific ongoing servicing fees. In accordance with the valuation guidelines, our NAV per share for each class is determined as of the last calendar day of each month, using a process that reflects several components, including the estimated fair value of (1) each of our properties (including the DST Properties), (2) our real estate debt and other securities, and (3) our other assets and liabilities. The NAV for each class of shares is based on the net asset values of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any performance participation to the Special Limited Partners and the deduction of any ongoing servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is generally available on or around the fifteenth calendar day after the last calendar day of each month. Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, any class-specific adjustments are incorporated into our NAV, including additional issuances and repurchases of our shares and accruals of class-specific ongoing servicing fees. For each applicable class of shares, the ongoing servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
Our total NAV presented in the following tables includes the NAV of our Class S, Class N, Class D, and Class I common shares, as well as the partnership interests of NLT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of March 31, 2026:

Components of NAV	March 31, 2026
Cash and cash equivalents	$159,284
Restricted cash	47,080
Investments in real estate	4,614,088
Investments in leases - Financing receivables	596,606
Investments in real estate debt	2,253,205
Intangible assets	307,920
Investments in unconsolidated real estate affiliates	4,244,297
Other assets	60,310
Mortgage notes and credit facility	(1,644,936)
Unsecured senior notes, net	(126,649)
Other borrowings	(814,032)
Due to affiliates	(52,343)
Accounts payable and accrued expenses	(160,170)
Other liabilities	(664,993)
Net Asset Value	$8,819,667
Number of outstanding shares/units	831,071,220

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2026 (dollars are in thousands except for per share amounts):

NAV per share	Class S Shares	Class N Shares	Class D Shares	Class I Shares (1)	Third - Party OP Units (2)	Total
NAV	$3,532,309	$571,736	$102,554	$4,196,414	$416,654	$8,819,667
Number of outstanding shares/units	334,207,885	53,648,246	9,831,427	394,240,256	39,143,406	831,071,220
NAV Per Share/Unit as of March 31, 2026	$10.5692	$10.6571	$10.4312	$10.6443	$10.6443
__________________
(1)Includes 884,936 Class I shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of NLT OP held by the Special Limited Partners and parties other than the Company.
The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of March 31, 2026:

Property Type	Capitalization Rate (1)
Industrial	6.0%
Land	8.2%
Office	7.7%
Retail	6.9%
__________________
(1)Excludes properties owned by unconsolidated real estate affiliates.

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our wholly owned property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Land	Office	Retail
Capitalization Rate	0.25 % Decrease	+3.9%	+2.8%	+3.5%	+4.2%
(weighted average)	0.25 % Increase	(3.6)%	(2.7)%	(3.3)%	(3.8)%

The following table reconciles shareholders’ equity and NLT OP partner’s capital per our Condensed Consolidated Balance Sheet to our NAV (in thousands):

March 31, 2026
Shareholders' equity	$7,731,517
Non-controlling interests attributable to NLT OP	236,930
Redeemable non-controlling interests	156,992
Redeemable common shares	9,420
Total partners' capital of NLT OP under GAAP	8,134,859
Adjustments:
Accrued shareholder servicing fee	177,723
Accrued organization and offering costs	6,332
Accumulated depreciation and amortization under GAAP	332,125
Allowance for credit losses under GAAP	24,902
Unrealized net real estate and real estate debt appreciation	249,896
Accrued interest on financing receivables	(31,551)
Straight-line rent	(69,992)
Deferred tax impact	(4,627)
NAV	$8,819,667
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
Distributions
Beginning September 21, 2022, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.1875 per share for the three months ended March 31, 2026. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the three months ended March 31, 2026:

Record Date	Class S	Class N	Class D	Class I
January 31, 2026	$0.0551	$0.0581	$0.0603	$0.0625
February 28, 2026	0.0550	0.0581	0.0603	0.0625
March 31, 2026	0.0549	0.0580	0.0603	0.0625
Total	$0.1650	$0.1742	$0.1809	$0.1875
The following table details our distributions declared for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026		March 31, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$64,286	47%	$43,284	52%
Reinvested in shares	72,506	53%	40,617	48%
Total distributions	$136,792	100%	$83,901	100%
Sources of Distributions
Cash flows from operating activities	$136,792	100%	$83,901	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$136,792	100%	$83,901	100%

Cash flows from operating activities (1)	$126,045		$85,051
Adjusted cash flows from operating activities (1) (2)	$137,484		$87,421
Funds from Operations (2)	$216,548		$128,809
Adjusted Funds from Operations (2)	$136,094		$77,373
______________
(1)Excluding $20,988 of cash paid during the year ended December 31, 2024 for tenant lease inducements at properties previously under construction in accordance with their lease agreements, and including rent and preferred equity distributions from our build-to-suit arrangements for which rent has not commenced as of March 31, 2026, our inception to date cash flows from operating activities have funded 100% of our distributions. The payments were made using construction escrows acquired in 2022, and held in Restricted Cash on the Consolidated Balance Sheets as of December 31, 2023 and 2022.
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
The following table presents a reconciliation of our net cash flows provided by operating activities to our adjusted cash flows from operating activities:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net cash flows provided by operating activities	$126,045	$85,051
Build-to-suit rent and preferred equity distributions	11,439	2,370
Adjusted net cash flows provided by operating activities	$137,484	$87,421
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
The Company’s definition of AFFO excludes the impact of the amortization of deferred financing costs (“DFCs”) on our debt, which is included in GAAP net income (loss). We do not consider the amortization of DFCs to be directly attributable to our operations and view DFCs similar to acquisition expenses, which are capitalized into the cost basis of our investments, and therefore excluded from AFFO. We believe that excluding amortization of DFCs from our calculations of AFFO results in metrics that better reflect the results of our operations.
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
The following table presents a reconciliation of net income (loss) attributable to ORENT shareholders to FFO and AFFO attributable to ORENT shareholders (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income attributable to ORENT shareholders	$161,832	$102,368
Adjustments to arrive at FFO:
Depreciation and amortization	35,259	25,837
Impairment charges	22,734	—
(Gain) loss on dispositions of real estate	(724)	2,180
Amount attributable to investment in unconsolidated affiliates	148	149
Amount attributable to non-controlling interests for above adjustments	(2,701)	(1,725)
FFO attributable to ORENT shareholders	216,548	128,809
Adjustments to arrive at AFFO:
Straight-line rental income	(7,917)	(5,125)
Amortization of ground lease and above/below-market lease intangibles	498	75
Unrealized loss on derivatives not designated as hedging instruments	2,292	827
Unrealized (gain) loss from changes in fair value of financial instruments	(263)	1,542
Adjustment for investments in unconsolidated real estate affiliates accounted for under fair value option	(126,152)	(72,260)
Unrealized loss from changes in fair value of DST financing obligation	7,706	1,115
Recovery of provision for credit losses	(121)	(4,471)
Accretion of tenant loan receivable	(4,631)	(1,684)
Performance participation allocation	30,457	12,565
Management fee	27,907	16,216
Amortization of deferred financing costs	3,130	1,343
Shareholder servicing fees	(16,487)	(4,600)
Amount attributable to investment in unconsolidated affiliate	(30)	(35)
Amount attributable to non-controlling interests for above adjustments	3,157	3,056
AFFO attributable to ORENT shareholders	$136,094	$77,373
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $159,284 and availability under our credit facility of $970,277 as of March 31, 2026. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $760,293 for the three months ended March 31, 2026, as well as through the ability to sell our liquid CMBS investments with a fair value of $993,119 as of March 31, 2026. Additionally, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate.
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
Capital Resources
As of March 31, 2026, our indebtedness included loans secured by our properties, unsecured credit facilities, unsecured senior notes and other borrowings. The following table is a summary of our indebtedness as of March 31, 2026 (in thousands):

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)(2)	Weighted Average Maturity Date	Maximum Facility Size	March 31, 2026	December 31, 2025
Mortgage notes & credit facility:
Unsecured credit facility	S + 1.35%	6/12/2030	$1,250,000	$1,250,000	$1,250,000
Unsecured revolving credit facility	S + 1.40%	6/12/2029	$2,610,000	180,000	414,000
Fixed rate mortgages	5.37%	11/21/2030	N/A	143,640	106,447
Variable rate mortgages	S + 1.9%	3/1/2029	N/A	111,899	106,462
Deferred financing costs, net				(41,611)	(43,912)
Total Mortgage notes & credit facilities, net:				$1,643,928	$1,832,997

Unsecured senior notes
Unsecured senior notes	6.35%	2/2/2030	N/A	$130,000	$130,000
Deferred financing costs, net				(3,351)	(3,504)
Unsecured senior notes, net				$126,649	$126,496

Other borrowings
Secured financings of investments in real estate debt	S + 1.68%	7/7/2027	$1,750,000	$817,170	$757,069
Deferred financing costs, net				(3,138)	(3,122)
Other borrowings, net				$814,032	$753,947
Total indebtedness				$2,584,609	$2,713,440
_______________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of March 31, 2026, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating rate debt. See further discussion of outstanding interest rate swaps below.
(2)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.

Refer to Note 9 - Debt for additional information.
Private Offering
On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering. As of March 31, 2026, the Company is authorized to issue an unlimited number of shares of each of its four classes of shares of its common shares (Class S shares, Class N shares, Class D shares, and Class I shares).
As of May 6, 2026, we had received net proceeds of $8,513,084 from selling an aggregate 836,362,646 common shares in the Private Offering (consisting of 352,083,326 Class S shares, 55,478,210 Class N shares, 13,566,670 Class D shares, and 415,234,440 Class I shares).
Cash Flows
Cash flows provided by operating activities was $126,045 for the three months ended March 31, 2026 compared to $85,051 for the three months ended March 31, 2025. The change in cash flows provided by operating activities was primarily due to an increase in distributions of earnings from unconsolidated real estate affiliates and interest income from investments in real estate debt.
Cash flows used in investing activities was $718,419 for the three months ended March 31, 2026 compared to $516,190 for the three months ended March 31, 2025. The change in cash flows used in investing activities was primarily due to lower proceeds from dispositions and an increase in investing activity related to our investments in real estate, partially offset by an increase in proceeds from sales of our investments in real estate debt and a decrease in investments in unconsolidated real estate affiliates.
Cash flows provided by financing activities was $632,236 for the three months ended March 31, 2026 compared to $489,480 for the three months ended March 31, 2025. The change in cash flows provided by financing activities was primarily due to an increase in proceeds received from the Company’s DST Program, the issuance of common shares, partially offset by an increase in net payments of principal on debt.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. There have been no material changes to our Critical Accounting Policies, including significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions, which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Accounting Pronouncements
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—2. Summary of Significant Accounting Policies and Estimates” for a discussion concerning recent accounting pronouncements.
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of March 31, 2026.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$2,632,709	$309,643	$476,236	$1,785,280	$61,550
Organizational and offering costs	6,332	2,721	3,611	—	—
Total	$2,639,041	$312,364	$479,847	$1,785,280	$61,550
The Company has future commitments to fund the construction of wholly owned assets and assets held at joint ventures under build-to-suit arrangements. As of March 31, 2026, the Company estimates that its total remaining future commitments to complete the construction of the assets is $1,749,826. Additionally, as of March 31, 2026, the Company has commitments to fund up to $363,511 in additional future fundings related to our commercial real estate loans, including those held through joint ventures.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk with respect to our variable-rate indebtedness as an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of floating rate financings with staggered maturities and through interest rate hedging agreements to fix all or a portion of our variable rate debt. As of March 31, 2026, the outstanding principal balance of our indebtedness was $2.6 billion and consisted of mortgage notes, term loan credit facilities, unsecured revolving credit facilities, unsecured senior notes, and other borrowings.
Certain of our mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and other borrowings are variable rate and indexed to SOFR, one-month SOFR, and one-month SONIA (collectively, the “Reference Rates”). For the three months ended March 31, 2026, a 50 basis point increase in each of the Reference Rates would have resulted in a $1.2 million increase in interest expense. Our exposure to interest rate risk may vary in future periods as the amounts and terms of our interest rate hedging agreements change over time as we implement our hedging program.
Investments in Real Estate Debt
As of March 31, 2026 and December 31, 2025, we held $1,956 million and $1,706 million of investments in real estate debt, respectively, which are reported at fair value on our Condensed Consolidated Balance Sheet. Our investments in real estate debt consist of floating rate and fixed rate debt. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three months ended March 31, 2026, a 50 basis point increase or decrease in the Reference Rates would have resulted in a $2.8 million increase or decrease to income from investments in real estate debt.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. Additionally, we utilize interest rate hedging agreements on certain investments to fix all of or a portion of our variable interest rates. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of March 31, 2026 and December 31, 2025, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $195.6 million and $170.6 million, respectively.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of March 31, 2026, we were not involved in any material legal proceedings.
ITEM 1A.     RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 13, 2026. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2026.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
We are conducting the Private Offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act, Regulation D and/or Regulation S thereunder and applicable state securities laws. The table below details the Class S, Class N, Class D, and Class I common shares sold in the Private Offering (primary and distribution reinvestment plan) (dollars are in thousands, except for per share amounts):

Shares Sold Date	Class S	Class N	Class D	Class I	Total	Aggregate Consideration (1)
January 2026	12,314,967	1,467,420	229,284	12,710,557	26,722,228	$280,823
February 2026	9,577,535	2,144,658	127,818	12,210,392	24,060,403	254,796
March 2026	9,993,442	2,692,575	561,083	14,690,219	27,937,319	296,499
Total	31,885,944	6,304,653	918,185	39,611,168	78,719,950	$832,118
(1)    Includes upfront selling commissions for Class S, Class N, and Class D shares of $2,864.

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
Other than as described for Redeemable common shares and Redeemable non-controlling interests, the Company is not obligated to repurchase any shares and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our Board of Trustees may modify and suspend the Share Repurchase Plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any particular calendar quarter, shares repurchased during such calendar quarter will be repurchased on a pro rata basis.
The following table sets forth purchases by the Company of its common shares during the three months ended March 31, 2026.

Repurchase Request Deadline	Total Number of Common Shares Purchased (1)	Average Price per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs(3)
March 5, 2026	12,609,903	$10.5816	10,277,344	$—
Total	12,609,903	$10.5816	10,277,344	$—
_______________

(1)Includes 2,332,559 Class I shares previously issued to the Adviser as payment of management fees. The shares were repurchased at the then-current transaction price resulting in a total repurchase of $24,741.
(2)Repurchase pricing date was January 31, 2026.
(3)Repurchases are limited as set forth in our Share Repurchase Plan described above. All requests under the Share Repurchase Plan were satisfied.

From Inception through March 31, 2026, 14,761,470 Class I OP Units were issued to the Special Limited Partners. Subsequent to initial issuance, 12,045,212 Class I OP Units were distributed to participants in the Special Limited Partners, with the remaining 2,716,258 Class I OP Units held directly by the Special Limited Partners as of March 31, 2026.
From Inception through March 31, 2026, the Company issued 18,052,187 Class I shares to the Adviser as payment of management fees and interest on the affiliate line of credit and has repurchased 17,167,252 of such shares. As of March 31, 2026, the Adviser held 3,327,777 Class I shares, including shares previously purchased by the Adviser. The repurchase of any Class I OP Units held by the Special Limited Partners or Class I shares held by the Adviser acquired as payment of management fee and interest earned by the Adviser occurs outside of our Share Repurchase Plan.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended March 31, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
ITEM 6.     EXHIBITS

(b)Exhibits

3.1	Certificate of Trust of the Company, dated March 31, 2022 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on April 5, 2023 and incorporated herein by reference)
3.2
Certificate of Amendment to Certificate of Trust of Blue Owl Real Estate Net Lease Trust, effective July 6, 2023 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

3.3
Third Amended and Restated Declaration of Trust of Blue Owl Real Estate Net Lease Trust, dated as of April 19, 2024 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)

3.4
Second Amended and Restated Bylaws of Blue Owl Real Estate Net Lease Trust, dated as of July 6, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

4.1
Fifth Amended and Restated Share Repurchase Plan, dated August 6, 2025 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2025 and incorporated herein by reference)

4.2	Amended and Restated Distribution Reinvestment Plan of the Company (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 23, 2024 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Real Estate Net Lease Trust

By:	/s/ Kevin Halleran
Name: Kevin Halleran
Title: Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: May 13, 2026