Form 10-Q
period 2026-06-30
Blue Owl Real Estate Net Lease Trust
filed 2026-08-12
CIK 1944366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2026, the issuer had the following shares outstanding: 366,108,494 Class S shares, 59,144,859 Class N shares, 11,554,509 Class D shares, and 446,254,215 Class I shares.

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
•risks associated with investing in commercial real estate assets, including but not limited to: tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market;
•adverse conditions in the areas where our investments or the properties underlying such investments are located and local real estate conditions;

•the current consolidation of our portfolio in certain industries and geographies, and, as a consequence, the potential substantial impact of adverse economic or business conditions affecting that particular type of asset or geography on our aggregate returns;
•limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or to maintain our qualification as a real estate investment trust (a “REIT”), for U.S. federal income tax purposes;
•the lack of public trading market for our common shares of beneficial interest, par value $0.01 per share (“common shares” or “shares”) and the limitations on disposition of your shares subject to available liquidity and other significant restrictions under our share repurchase plan (the “Share Repurchase Plan”), which provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but does not obligate us to repurchase any shares and maintains that we may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion;
•the ability of our Board of Trustees (the “Board” or “Board of Trustees”) to make exceptions to, modify and suspend our Share Repurchase Plan if, in its judgment, it deems such action to be in our best interest;
•timing, amount, and source of distributions, including how distributions may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, DST proceeds, the sale of our assets, and repayments of our real estate debt investments, and that we have no limits on the amounts we may fund from such sources;
•purchase and repurchase prices for our shares, which are generally based on our prior month’s net asset value (“NAV”) rather than any public trading market, and may not accurately reflect the actual price at which our properties could be liquidated on any given day, given that property valuations are inherently subjective, even though there will be independent valuations of our properties from time to time; and
•future changes in laws or regulations and conditions in our operating areas.
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

PART I - FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$4,173,396	$4,008,624
Investments in leases – Financing receivables, net	597,642	502,573
Investments in real estate debt (includes $1,540,287 and $1,705,886 reported at fair value as of June 30, 2026 and December 31, 2025, respectively)	1,831,813	2,101,147
Investments in unconsolidated real estate affiliates (includes $4,401,457 and $3,801,703 reported at fair value as of June 30, 2026 and December 31, 2025, respectively)	4,406,525	3,806,866
Intangible assets, net	248,674	242,992
Cash and cash equivalents	614,145	119,444
Restricted cash	53,566	48,521
Other assets	144,478	85,242
Total assets	$12,070,239	$10,915,409

Liabilities and Equity
Mortgage notes and credit facilities, net	$1,699,964	$1,832,997
Unsecured senior notes, net	126,791	126,496
Other borrowings, net	440,587	753,947
Due to affiliates	244,133	227,968
DST financing obligation	714,785	350,125
Accounts payable and accrued expenses	189,422	148,117
Other liabilities	84,772	87,115
Total liabilities	3,500,454	3,526,765

Redeemable non-controlling interests	150,799	125,360
Redeemable common shares	39,081	7,885

Equity
Common shares — Class S, $0.01 par value per share, 351,949,979 and 306,971,144 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3,520	3,070
Common shares — Class N, $0.01 par value per share, 56,234,893 and 47,799,493 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	562	478
Common shares — Class D, $0.01 par value per share, 11,518,112 and 8,920,047 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	115	89
Common shares — Class I, $0.01 par value per share, 419,530,990 and 358,834,111 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4,192	3,585
Additional paid-in capital	8,306,778	7,118,409
Accumulated earnings and cumulative distributions	(165,801)	(108,056)
Accumulated other comprehensive income (loss)	(3,765)	(755)
Total Shareholders' Equity	8,145,601	7,016,820
Non-controlling interests	234,304	238,579
Total equity	8,379,905	7,255,399
Total liabilities and equity	$12,070,239	$10,915,409
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues
Rental revenue	$85,487	$57,224	$167,845	$112,970
Income from investments in leases - Financing receivables	16,516	8,873	31,083	19,180
Total revenues	102,003	66,097	198,928	132,150

Expenses
Rental property operating	9,536	10,010	16,684	17,203
General and administrative	9,881	6,074	17,213	7,512
Impairment charges	—	—	22,734	—
Management fee	29,564	18,622	57,471	34,838
Performance participation allocation	30,040	18,331	60,497	30,896
Depreciation and amortization	35,947	26,226	71,206	52,063
Total expenses	114,968	79,263	245,805	142,512

Other income (expense)
Income from unconsolidated real estate affiliates	40,625	76,077	245,476	185,464
Gain (loss) on dispositions of real estate	—	—	724	(2,180)
Interest expense	(37,426)	(22,739)	(75,564)	(42,913)
Interest income	50,070	24,154	98,852	44,334
Other income (expense), net	28,840	(2,970)	17,735	(3,813)
Total other income, net	82,109	74,522	287,223	180,892
Net income before income taxes	$69,144	$61,356	$240,346	$170,530
Income tax expense	1,924	(198)	3,470	81
Net income	67,220	61,554	236,876	170,449
Net income attributable to non-controlling interests	(2,935)	(3,206)	(10,759)	(9,733)
Net income attributable to ORENT shareholders	$64,285	$58,348	$226,117	$160,716
Net income per common share – basic	$0.08	$0.11	$0.28	$0.31
Net income per common share – diluted	$0.08	$0.11	$0.28	$0.31
Weighted-average common shares outstanding, basic	830,831,557	545,932,592	801,922,125	510,324,741
Weighted-average common shares outstanding, diluted	869,255,186	577,685,020	840,227,739	541,697,950

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$67,220	$61,554	$236,876	$170,449
Other comprehensive income (loss):
Change in unrealized gain (loss) on derivative instruments	11,216	(6,820)	22,227	(21,044)
Change in unrealized income (loss) on AFS investments in real estate debt	4,286	(1,327)	(744)	(2,869)
Foreign currency translation adjustment	(11,242)	34,209	(24,660)	37,417
Other comprehensive income (loss)	4,260	26,062	(3,177)	13,504
Comprehensive income	71,480	87,616	233,699	183,953
Comprehensive income attributable to non-controlling interests	(3,150)	(4,692)	(10,592)	(10,487)
Comprehensive income attributable to ORENT shareholders	$68,330	$82,924	$223,107	$173,466
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Changes in Equity
(Dollars in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2026	$3,342	$536	$98	$3,930	$7,814,347	$(7,810)	$(82,926)	$7,731,517	$237,825	$7,969,342
Common shares issued	178	27	21	321	578,770	—	—	579,317	—	579,317
Offering costs	—	—	—	—	(15,514)	—	—	(15,514)	—	(15,514)
Distribution reinvestment	32	4	1	34	75,493	—	—	75,564	—	75,564
Common share repurchases	(26)	(5)	(5)	(99)	(143,407)	—	—	(143,542)	—	(143,542)
Converted common shares	(6)	—	—	6	—	—	—	—	—	—
Amortization of restricted stock grants	—	—	—	—	59	—	—	59	—	59
Net income (Net income of $1,066 allocated to redeemable NCI)	—	—	—	—	—	—	64,285	64,285	1,869	66,154
Other comprehensive income (Other comprehensive income of $78 allocated to redeemable NCI)	—	—	—	—	—	4,045	—	4,045	137	4,182
Distributions declared on common shares ($0.1875 gross per share)	—	—	—	—	—	—	(147,160)	(147,160)	—	(147,160)
Redeemable common share measurement adjustment	—	—	—	—	(431)	—	—	(431)	—	(431)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	410	410
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(6,142)	(6,142)
Allocation to redeemable non-controlling interests	—	—	—	—	(2,215)	—	—	(2,215)	—	(2,215)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(324)	—	—	(324)	205	(119)
Balance at June 30, 2026	$3,520	$562	$115	$4,192	$8,306,778	$(3,765)	$(165,801)	$8,145,601	$234,304	$8,379,905

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2025	$2,120	$245	$40	$2,503	$4,814,831	$(29,943)	$(163,412)	$4,626,384	$250,501	$4,876,885
Common shares issued	309	100	5	359	785,074	—	—	785,847	—	785,847
Offering costs	—	—	—	—	(25,699)	—	—	(25,699)	—	(25,699)
Distribution reinvestment	21	2	1	21	45,458	—	—	45,503	—	45,503
Common share repurchases	(19)	—	—	(100)	(116,109)	—	—	(116,228)	—	(116,228)
Converted common shares	(2)			2	—	—	—	—	—	—
Amortization of restricted stock grants	—	—	—	—	47	—	—	47	—	47
Net income (Net income of $585 allocated to redeemable NCI)	—	—	—	—	—	—	58,348	58,348	2,621	60,969
Other comprehensive income (Other comprehensive income of $75 allocated to redeemable NCI)	—	—	—	—	—	24,575	—	24,575	1,198	25,773
Distributions declared on common shares ($0.1750 gross per share)	—	—	—	—	—	—	(90,038)	(90,038)	—	(90,038)
Redeemable common share measurement adjustment	—	—	—	—	(146)	—	—	(146)	—	(146)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	65	65
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(9,826)	(9,826)
Allocation to redeemable non-controlling interests	—	—	—	—	(498)	—	—	(498)	—	(498)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(1,311)	—	—	(1,311)	1,082	(229)
Balance at June 30, 2025	$2,429	$347	$46	$2,785	$5,501,647	$(5,368)	$(195,102)	$5,306,784	$245,641	$5,552,425

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Changes in Equity
(Dollars in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$3,070	$478	$89	$3,585	$7,118,409	$(755)	$(108,056)	$7,016,820	$238,579	$7,255,399
Common shares issued	467	86	29	687	1,339,087	—	—	1,340,356	—	1,340,356
Offering costs	—	—	—	—	(39,162)	—	—	(39,162)	—	(39,162)
Distribution reinvestment	62	8	2	64	144,041	—	—	144,177	—	144,177
Common share repurchases	(70)	(10)	(5)	(153)	(252,210)	—	—	(252,448)	—	(252,448)
Converted common shares	(9)	—	—	9	—	—	—	—	—	—
Amortization of restricted share grants	—	—	—	—	141	—	—	141	—	141
Net income (Net income of $3,896 allocated to redeemable NCI)	—	—	—	—	—	—	226,117	226,117	6,863	232,980
Other comprehensive loss (Other comprehensive loss of $103 allocated to redeemable NCI)	—	—	—	—	—	(3,010)	—	(3,010)	(64)	(3,074)
Distributions declared on common shares ($0.3750 gross per share)	—	—	—	—	—	—	(283,862)	(283,862)	—	(283,862)
Redeemable common share measurement adjustment	—	—	—	—	(397)	—	—	(397)	—	(397)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	546	546
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(11,598)	(11,598)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(3,204)	—	—	(3,204)	—	(3,204)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	73	—	—	73	(22)	51
Balance at June 30, 2026	$3,520	$562	$115	$4,192	$8,306,778	$(3,765)	$(165,801)	$8,145,601	$234,304	$8,379,905

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$1,870	$152	$18	$2,192	$4,149,362	$(18,118)	$(187,297)	$3,948,179	$249,319	$4,197,498
Common shares issued	572	192	27	680	1,494,890	—	—	1,496,361	—	1,496,361
Offering costs	—	—	—	—	(46,930)	—	—	(46,930)	—	(46,930)
Distribution reinvestment	39	3	1	40	84,822	—	—	84,905	—	84,905
Common share repurchases	(44)	—	—	(135)	(177,180)	—	—	(177,359)	—	(177,359)
Converted common shares	(8)	—	—	8	—	—		—	—	—
Amortization of restricted share grants	—	—	—	—	117	—	—	117	—	117
Net income (Net income of $1,568 allocated to redeemable NCI)	—	—	—	—	—	—	160,716	160,716	8,165	168,881
Other comprehensive income (Other comprehensive income of $182 allocated to redeemable NCI)	—	—	—	—	—	12,750	—	12,750	572	13,322
Distributions declared on common shares ($0.3500 gross per share)	—	—	—	—	—	—	(168,521)	(168,521)	—	(168,521)
Redeemable common share measurement adjustment	—	—	—	—	(19)	—	—	(19)	—	(19)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	119	119
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(15,029)	(15,029)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(462)	—	—	(462)	—	(462)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(2,953)	—	—	(2,953)	2,495	(458)
Balance at June 30, 2025	$2,429	$347	$46	$2,785	$5,501,647	$(5,368)	$(195,102)	$5,306,784	$245,641	$5,552,425
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, except per share data)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$236,876	$170,449

Adjustments to reconcile net income to cash provided by operating activities:
Management fee	57,471	34,838
Performance participation allocation	60,497	30,896
Depreciation and amortization	71,206	52,063
Other intangibles amortization	2,135	1,337
Straight-line rent adjustment	(15,999)	(10,405)
Accretion of tenant loan receivable	(10,385)	(3,337)
Amortization of deferred financing costs	6,582	2,956
Debt extinguishment expense	—	257
Capitalized interest on real estate under development	(775)	(1,665)
Impairment charges	22,734	—
Income from unconsolidated real estate affiliates	(245,476)	(185,464)
Distribution of earnings from unconsolidated real estate affiliates	117,068	81,779
Net (gain) loss on dispositions of real estate	(724)	2,180
Lease right of use asset amortization	327	327
Net loss on derivative instruments not designated as hedges	(30,497)	6,648
Net realized gain on investments in real estate debt	(2,848)	—
Net unrealized gain on investments in real estate debt	(95)	(1,979)
Net unrealized loss on fair value of DST financing obligation	3,757	338
Provision for current expected credit losses	(165)	(2,848)
Other	295	324
Change in assets and liabilities:
Increase in other assets	(3,987)	(5,761)
Decrease in due to affiliates	(3,704)	(545)
(Decrease) increase in accounts payable and accrued expenses	(2,584)	1,326
(Decrease) increase in other liabilities	(9,648)	1,171
Net cash provided by operating activities	252,061	174,885

Cash flows from investing activities:
Acquisitions of real estate	(171,613)	(37,936)
Payments for real estate under development	(57,637)	(15,518)
Proceeds from disposition of real estate	4,010	137,322
Pre-acquisition costs and deposits	(11,944)	—
Acquisitions of intangible assets	(13,325)	(3,744)
Capital improvements to real estate	—	(552)
Investments in leases - financing receivable	(84,416)	(74,133)
Proceeds from dispositions of investment in leases - financing receivables	—	—
Purchase of investments in real estate debt	(878,458)	(525,811)
Sale of investments in real estate debt	1,014,648	260,724
Investment in unconsolidated real estate affiliates	(433,463)	(1,245,281)
Sale of investments in unconsolidated real estate affiliates	—	190,398
Return of capital from investments in unconsolidated real estate affiliates	84,834	57,165
Payments made for derivative instruments	(43,336)	—
Payments received for derivative instruments	61,638	—
Net cash used in investing activities	(529,062)	(1,257,366)

Cash flows from financing activities:

Proceeds from issuance of common shares	1,338,061	1,490,400
Payment of distributions to common shareholders	(145,586)	(85,787)
Proceeds from issuance of non-controlling interests	—	120
Payment of distributions to non-controlling interests	(14,206)	(10,853)
Repurchase of common shares	(277,190)	(223,398)
Redemption of non-controlling interests	(36,240)	(1,163)
Proceeds from DST Program	360,832	106,272
Borrowings under secured financings of investments in real estate debt	152,456	115,276
Repayment of secured financings of investments in real estate debt	(464,904)	—
Borrowings under term loan credit facility	—	84,500
Borrowings under revolving credit facility	349,400	480,000
Repayment of revolving credit facility	(763,400)	(726,950)
Borrowings under mortgage notes	293,573	57,750
Payment of deferred financing costs	(15,111)	(34,383)
Net cash provided by financing activities	777,685	1,251,784
Net change in cash and cash equivalents and restricted cash	500,684	169,303
Cash and cash equivalents and restricted cash, beginning of period	167,965	162,787
Effects of currency translation on cash, cash equivalents, and restricted cash	(938)	(959)
Cash and cash equivalents and restricted cash, end of period	$667,711	$331,131

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$614,145	$283,348
Restricted cash	53,566	47,783
Total cash and cash equivalents and restricted cash	$667,711	$331,131

Supplemental disclosures:
Interest paid	$69,677	$39,215
Income taxes paid	$2,934	$765
Accrued unpaid amounts for real estate under development	$66,483	$6,066
Accrued unpaid amounts for capital improvements to real estate	$29,849	$2,417
Accrued unpaid amounts for other intangible assets	$—	$28,334

Non-cash investing and financing activities:
Contribution of real estate assets for investment in unconsolidated real estate affiliate	$122,622	$142,357
Issuance of redeemable Class I shares as settlement of the management fee	$54,274	$31,874
Redeemable non-controlling interests issued as settlement of performance participation allocation	$61,181	$28,284
Allocation to redeemable non-controlling interests	$3,204	$462
Allocation to redeemable common shares	$397	$19
Distribution reinvestment	$144,177	$84,822
Accrued distributions for common shareholders	$10,100	$31,066
Accrued distributions for non-controlling interests	$279	$1,874
Accrued shareholder servicing fees	$17,350	$134,625
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
1.    Organization and Nature of the Business
Blue Owl Real Estate Net Lease Trust (formerly, Oak Street Net Lease Trust) (“we”, “us”, “our”, “ORENT”, and the “Company”) was formed on April 4, 2022 as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl Capital Inc. (“Blue Owl”) on August 9, 2022. The Company invests primarily in a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors across the United States and Canada, and to a lesser extent, Europe. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP (formerly OakTrust Operating Partnership L.P.), a Delaware limited partnership (“NLT OP” or the “Operating Partnership”). Substantially all of the Company’s business is conducted through NLT OP. As of June 30, 2026, ORENT owns 95.7% of NLT OP. The Company and NLT OP are externally managed by Blue Owl Real Estate Capital LLC (formerly, Oak Street Real Estate Capital, LLC) (“Blue Owl Real Assets” or “Adviser”), a subsidiary of Blue Owl. The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and board of trustees (the “Board” or “Board of Trustees”).
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
The Company’s principal business is the acquisition, ownership, financing, and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and its management does not distinguish the principal business, or group the operations, by geography, property type, lease classification, investment type, or any other grouping for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment as of June 30, 2026.
As of June 30, 2026, the Company owned 258 investments in real estate (including three investments held in consolidated joint ventures), 21 investments in real estate leases, and five build-to-suit assets currently in development, including industrial, retail, and office properties. Additionally, the Company holds interests in 18 unconsolidated real estate affiliates, including STORE Capital LLC and Waterparks LLC (collectively “STORE”). As of June 30, 2026, STORE owns 3,590 properties leased to 683 tenants on a triple-net lease basis. The Company also holds investments in real estate debt which consist of securities and loans (refer to Note 6 - Investments in Real Estate Debt).
On September 1, 2022, the Company commenced the offering of its common shares through a continuous private placement offering (“Private Offering”), pursuant to exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation D or Regulation S thereunder and applicable state securities laws. As of June 30, 2026, the Company is authorized to issue an unlimited number of shares of each of its four classes of common shares (Class S shares, Class N shares, Class D shares, and Class I shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. The Company conducts monthly closings and sells shares at the prior month’s net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the audit committee of the Board of Trustees, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
The Company consolidates NLT OP under the VIE model and consolidates BORMW Quantum Shore JV LLC, MACOOH001 JV LLC, and Monarch Medical Investors LLC under the VOE model. The Company consolidates these entities as it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.
For consolidated entities, the non-controlling partner’s share of the assets, liabilities, and operations is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the non-controlling interests’ ownership percentage. Any profits interest due to the other owner is reported within non-controlling interests.
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

The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2026. Inherent in such estimates and judgments relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, are assumptions about the Company’s strategic plans with regard to its operations. Actual results could differ materially from those estimates.
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
Valuation of assets and liabilities measured at fair value
Certain of the Company’s investments in real estate debt and investments in unconsolidated real estate affiliates are reported at fair value. As of June 30, 2026, the Company’s investments in real estate debt reported at fair value, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as term, revolver, and mezzanine loans secured by real estate assets, presented collectively as commercial real estate loans.
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
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its pro-rata share of the investments’ equity at fair value. The investments’ underlying real estate holdings, debt investments, and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying real estate holdings is generally determined using the income capitalization valuation method. As of June 30, 2026, the weighted average capitalization rate utilized to value the underlying real estate held in unconsolidated joint ventures, excluding real estate under development, was 6.9%. The fair value of the underlying debt investments and debt is determined by discounting the future contractual cash flows to the present value using current market interest rates. As of June 30, 2026, the weighted average interest rate utilized to value the underlying debt investments was 6.4% and the weighted average interest rate utilized to value the underlying debt was 5.6%.

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
The following table details the Company’s assets measured at fair value on a recurring basis:

	June 30, 2026			December 31, 2025
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investments in unconsolidated real estate affiliates	$—	$4,401,457	$4,401,457	$—	$3,801,703	$3,801,703
Investments in real estate debt	1,173,623	366,664	1,540,287	853,531	852,355	1,705,886
Derivative assets (1)	33,423	—	33,423	8,899	—	8,899
Total	$1,207,046	$4,768,121	$5,975,167	$862,430	$4,654,058	$5,516,488

Liabilities:
Derivative liabilities (2)	$10,886	$—	$10,886	$25,205	$—	$25,205
DST financing obligation	—	714,785	714,785	—	350,125	350,125
Total	$10,886	$714,785	$725,671	$25,205	$350,125	$375,330
(1) Included within Other assets within the Condensed Consolidated Balance Sheets.
(2) Included within Other liabilities within the Condensed Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Investments in real estate debt	Investments in unconsolidated real estate affiliates	Total Assets	DST Financing Obligation
Balance as of December 31, 2025	$852,355	$3,801,703	$4,654,058	$350,125
Purchases	318,821	556,084	874,905	—
Sales	(803,902)	—	(803,902)	—
Distributions received	—	(201,715)	(201,715)	—
Interest income	(1,245)	—	(1,245)	—
DST Program proceeds	—	—	—	360,903
Included in net income
Net loss on fair value of DST financing obligation	—	—	—	3,757
Gain on fair value of investments in real estate debt	635	—	635	—
Income from unconsolidated real estate affiliates measured at fair value	—	245,385	245,385	—
Balance as of June 30, 2026	$366,664	$4,401,457	$4,768,121	$714,785
Valuation of assets measured at fair value on a nonrecurring basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore such assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter and when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. During the six months ended June 30, 2026, the Company recorded impairment expense of $22,734 related to its real estate properties. The Company did not record impairment expense during the six months ended June 30, 2025.
Valuation of liabilities not measured at fair value
As of June 30, 2026 and December 31, 2025, the fair value of the Company’s unsecured term loan credit facility, unsecured revolving credit facility, mortgages payable, unsecured senior notes, and other borrowings was $452 below and $1,136 above carrying value, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 9 - Debt.
Allowance for Credit Losses
The Company analyzes its Investments in leases - Financing receivables, net, certain of its investments in real estate debt which are held-to-maturity and its investment in loans receivable, which are included within Investments in real estate debt in the Company’s Condensed Consolidated Balance Sheets, for potential credit losses under the current expected credit losses (“CECL”) model. The allowance for credit losses is measured, considering the Company’s ownership of the leased asset, using a probability of default method based on the lessee’s and borrower’s respective credit ratings, the expected value related to re-leasing underlying assets or collateral, our historical loss experiences, and other factors related to other sale-leasebacks accounted for as financing receivables and our investments in real estate debt. Included in our model are factors that incorporate forward-looking information. Changes in the allowance for credit losses are subsequently included in the Company’s Condensed Consolidated Statements of Operations within General and administrative expenses and as a reduction to Investments in leases - Financing receivables, net and Investments in real estate debt in the Company’s Condensed Consolidated Balance Sheets. If and when a lease that is accounted for as an Investment in leases - Financing receivable, net is terminated or modified such that it results in a revised lease classification of operating lease, the asset is no longer analyzed under the CECL model and is instead analyzed for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value.
As of June 30, 2026 and December 31, 2025, the Company has recorded an allowance for credit losses of $22,571 and $22,515, respectively, related to its Investments in leases - Financing receivables, net. As of June 30, 2026 and December 31, 2025, the Company has recorded an allowance for credit losses of $2,607 and $2,829, respectively, related to its investments in real estate debt designated as held-to-maturity. As of June 30, 2026 and December 31, 2025, the Company has not recorded an allowance for credit losses related to its investments in loans receivable. Refer to Note 6 - Investments in Real Estate Debt for additional information.
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
In May 2025, the FASB issued ASU 2025-03 Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a VIE. The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not. Under ASU 2025-03, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a VOE. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the adoption date. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.
3.    Acquisitions and Dispositions
Acquisitions
The following tables set forth the acquisition values, number of properties, and total rentable square feet of gross leasable area (“GLA”) of the Company’s acquisitions during the six months ended June 30, 2026 and 2025. For acquisitions not denominated in USD, the amounts have been presented in USD at the prevailing foreign exchange rate on the acquisition date.

	Six Months Ended June 30, 2026
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Industrial	$151,223	8	721
Retail	38,502	6	204
Healthcare	13,311	1	41
Total	$203,036	15	966

	Six Months Ended June 30, 2025
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Retail	$114,438	19	196

The following table details the purchase price allocation for the properties acquired during the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026 (1)	June 30, 2025
Buildings	$122,949	$27,939
Land and land improvements	44,041	8,594
Financing receivables	22,720	74,133
In-place lease intangibles	6,696	1,614
Above-market lease intangible assets	317	—
Below-market lease intangible liabilities	(121)	—
Other lease intangibles	6,434	2,158
Total Purchase Price	$203,036	$114,438
(1)    Includes assets held in a consolidated joint venture further described below.

During the six months ended June 30, 2026, the Company contributed $13,025 and obtained a 95% ownership interest in Monarch Medical Investors, LLC. The Company consolidates the joint venture under the voting interest model. Additionally, during the six months ended June 30, 2026, the Company paid $61,900 in additional purchase price for existing investments and recorded an additional $11,209 in capital expenditures related to existing investments.
Dispositions
During the six months ended June 30, 2026, the Company disposed of three industrial build-to-suit properties for total proceeds of $4,010 and recognized a net gain on dispositions of real estate of $724.
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
4.    Investments in Real Estate, net
Investments in real estate, net consisted of the following:

	June 30, 2026	December 31, 2025
Buildings	$3,459,612	$3,361,710
Land and land improvements	871,618	816,973
Construction in process	158,872	86,419
Furniture, fixtures and equipment	1,176	1,374
Total	4,491,278	4,266,476
Accumulated depreciation	(317,882)	(257,852)
Investments in real estate, net	$4,173,396	$4,008,624

Assets of $32,650 relating to build-to-suit properties previously acquired in sale-leaseback transactions were placed into service during the six months ended June 30, 2026, including $28,368 previously classified as construction in progress and $4,282 previously classified as investments in real estate debt. As of June 30, 2026, the assets are presented as $4,951 of land, $19,934 of building, and $7,765 of land improvements.
Assets of $16,124 relating to build-to-suit properties previously acquired in sale-leaseback transactions were placed into service during the six months ended June 30, 2025, including $13,344 previously classified as construction in progress and $2,780 previously classified as investments in real estate debt. As of June 30, 2025, the assets are presented at $2,857 of land, $9,867 of building, and $3,400 of land improvements.
The total rentable square feet of GLA of the Company was 26,119 and 19,292 thousand square feet as of June 30, 2026 and 2025, respectively, of which approximately 100% and 99% was leased, respectively.

5.    Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties which are primarily accounted for under the FVO.
The following table details the Company’s investments in unconsolidated real estate affiliates:

			Ownership Percentage		Carrying Amount of Investment
Investment	Number of Investments	Number of Properties	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Unconsolidated real estate affiliates accounted for under the equity method
Net lease	1	2	49.1%	49.1%	$5,068	$5,163
Total unconsolidated real estate affiliates accounted for under the equity method	1	2			$5,068	$5,163

Unconsolidated real estate affiliates accounted for under the FVO
STORE (1)	1	3,590	22.6%	22.4%	$2,613,175	$2,452,660
Net lease	3	36	50.9%	50.90%	240,691	208,949
Investments in real estate debt	5	—	51.0% - 85.0%	51.0% - 60.0%	468,886	188,973
Net lease data centers	8	16	2.7% - 83.5%	10.6% - 65.5%	1,078,705	951,121
Total unconsolidated real estate affiliates accounted for under the FVO	17	3,642			$4,401,457	$3,801,703
Total unconsolidated real estate affiliates	18	3,644			$4,406,525	$3,806,866
(1)    The Company has determined that STORE is a significant subsidiary under SEC Regulation S-X Rule 10-01(b) as of June 30, 2026.

The following table details the Company’s income (loss) from unconsolidated entities:

	Three Months Ended		Six Months Ended
Investment	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Unconsolidated real estate affiliates accounted for under the equity method
Net lease	$48	$(25)	$91	$(95)
Total unconsolidated real estate affiliates accounted for under the equity method	$48	$(25)	$91	$(95)

Unconsolidated real estate affiliates accounted for under the FVO
STORE	$64,691	$51,631	$201,297	$141,002
Net lease	12,958	11,328	30,787	32,160
Investments in real estate debt	12,491	—	20,616	—
Net lease data centers	(49,563)	13,143	(7,315)	12,397
Total unconsolidated real estate affiliates accounted for under the FVO	$40,577	$76,102	$245,385	$185,559
Total unconsolidated real estate affiliates	$40,625	$76,077	$245,476	$185,464
The following table provides summarized income statement information of our significant unconsolidated real estate affiliates:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total revenue	$351,866	$308,668	$693,791	$612,552
Net income	$101,636	$29,072	$174,058	$81,746

6.    Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt held at fair value:

	June 30, 2026
Type of Security/Loan	Weighted Average Coupon (1) (2)	Weighted Average Maturity Date (3)	Face Amount	Cost Basis	Fair Value
CMBS (4)	SOFR + 4%	3/15/2042	$1,169,756	$1,170,152	$1,173,623
Commercial real estate loans (4) (5)	9%	5/24/2030	364,335	364,351	366,664
Total investments in real estate debt (6)	8%		$1,534,091	$1,534,503	$1,540,287

	December 31, 2025
Type of Security/Loan	Weighted Average Coupon(1) (2)	Weighted Average Maturity Date (3)	Face Amount	Cost Basis	Fair Value
CMBS (4)	SOFR + 4%	1/24/2036	$850,286	$849,316	$853,531
Commercial real estate loans (4) (5)	9%	6/6/2030	848,991	844,731	852,355
Total investments in real estate debt (6)	8%		$1,699,277	$1,694,047	$1,705,886

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

The following table details the credit rating of the Company’s investments in real estate debt held at fair value:

	June 30, 2026			December 31, 2025
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Aaa	$19,995	$20,020	1%	$19,999	$20,024	1%
A2	9,851	9,914	1%	9,853	9,906	1%
A3	26,484	26,688	2%	6,363	6,381	—%
Baa1	19,131	19,172	1%	5,169	5,174	—%
Baa2	70,156	70,381	5%	—	—	—%
Baa3	131,508	131,699	9%	51,591	51,637	3%
Ba1	37,237	37,217	2%	1,856	1,867	—%
Ba2	267,053	266,522	17%	270,013	271,579	16%
Ba3	258,054	257,444	17%	197,084	196,270	12%
B1	45,131	45,736	3%	49,838	51,039	3%
B2	133,831	134,211	9%	81,050	81,090	5%
B3	148,273	151,138	9%	153,053	155,117	9%
Unrated	367,799	370,145	24%	848,178	855,802	50%
Total	$1,534,503	$1,540,287	100%	$1,694,047	$1,705,886	100%
The following table provides the activity for the real estate-related securities for the six months ended June 30, 2026:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities as of December 31, 2025	$849,316	$4,215	$853,531
Face value of real estate-related securities acquired	559,491	—	559,491
Sale of real estate-related securities	(242,268)	—	(242,268)

Realized gain on sale of real estate-related securities	2,598	—	2,598
Interest income associated with real estate-related securities	1,015	—	1,015
Unrealized loss on real estate securities	—	(744)	(744)
Real estate-related securities as of June 30, 2026	$1,170,152	$3,471	$1,173,623
The following tables detail the Company’s CMBS investments which are classified as held-to-maturity and presented at amortized cost. The carrying value of these CMBS investments as of June 30, 2026 and December 31, 2025 is net of an allowance for credit losses of $2,607 and $2,829, respectively. The Company has the intent and ability to hold these CMBS investments until maturity. During the six months ended June 30, 2026, the Company contributed two of its CMBS investments classified as held-to-maturity into an unconsolidated joint venture. Refer to Note 5 - Investments in Unconsolidated Real Estate Affiliates for additional information.

	June 30, 2026
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date	Face Amount	Cost Basis	Carrying Value
CMBS	SOFR + 7%	1/21/2030	$291,000	$289,953	$287,817

	December 31, 2025
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date	Face Amount	Cost Basis	Carrying Value
CMBS	SOFR + 7%	3/26/2030	$387,750	$387,229	$384,570
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.

Other Investments
The Company has certain land assets related to build-to-suit properties in sale-leaseback transactions which are being accounted for as an investment in loans receivable and held at amortized cost, as the related lease is not deemed to have commenced until the constructed assets are made available for use by the lessee. Direct costs associated with originating loans are deferred and amortized as an adjustment to interest income over the term of the related loan receivable. As of June 30, 2026 and December 31, 2025, the Company held 5 and 13 investments in loans receivable related to build-to-suit arrangements with a total balance of $3,709 and $10,691, respectively, which are included within Investments in real estate debt in the Condensed Consolidated Balance Sheets.
7.    DST Program
On August 31, 2023, the Company, through NLT OP, initiated a DST Program to issue and sell up to a maximum aggregate offering amount of $3,000,000 of Interests in one or more DSTs holding DST Properties in private placements. Under the DST Program, DST Properties, which may be sold, contributed, sourced, or otherwise seeded from the Company’s real properties held through NLT OP or from third parties, will be held in one or more DSTs and leased back by wholly owned subsidiaries of NLT OP in accordance with corresponding master lease agreements. NLT OP will have the right, but not the obligation, to acquire the Interests in the applicable DST from the beneficial owners in exchange for cash or OP Units, at a purchase price equal to the fair market value of the beneficial owner’s interest in one or more of the DST Properties (“FMV Buyback Option”). The FMV Buyback Option is exercisable during the one-year option period beginning two years from the final closing of the applicable DST Offering or in such other time frame as provided for in the applicable DST arrangement. After a one-year holding period, investors who receive OP Units pursuant to the FMV Buyback Option generally have the right to cause NLT OP to redeem all or a portion of their OP Units for, at the Company’s sole discretion, common shares of the Company, cash, or a combination of both.
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
Under the applicable master lease agreements, the Company is responsible for ongoing property management and for making fixed payments to the DSTs regardless of whether the DST Properties’ cash flows are sufficient to cover the payments. Accordingly, a holder of the DST’s beneficial interest receives a fixed payment from the Company and the potential for capital appreciation through the FMV Buyback Option. In exchange for these payments, the Company is entitled to receive the operating cash flows from the properties. For financial reporting purposes, the DST entities are not consolidated by the Company, but the underlying DST Properties and related mortgage debt are included in the condensed consolidated financial statements due to the resulting failed sale-leaseback transactions. The DST Property operations, including rental revenues and property operating expenses associated with the underlying property of each master lease and the master lease payment expense, are included in the respective line items on the Condensed Consolidated Statements of Operations.
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
During the six months ended June 30, 2026, the Company sold 3 industrial assets to a DST as part of its fifth DST Offering of $249,280, and sold 5 industrial assets and 11 retail assets to a DST as part of its sixth DST Offering of $317,192. During the six months ended June 30, 2025, the Company sold one industrial asset, net of a $57,750 mortgage loan, to a DST as part of its second DST Offering of $60,900, and sold 13 industrial assets to a DST as part of its third DST Offering of $95,540. See Note 9 - Debt for additional information regarding the mortgage loan.
From inception of the DST Program through June 30, 2026, the Company has raised gross proceeds of $726,562. The following table provides details on the Company’s DST Program activity for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net proceeds from DST Interests sold (1)	$149,767	$67,133	$360,832	$106,272
Master lease payments (2)	$13,573	$3,215	$22,967	$4,518
Distributions from the Company’s DST Interests	$3,957	$1,283	$7,016	$1,808
(1)     Proceeds from DST Interests sold for the three and six months ended June 30, 2026, are net of total upfront fees at closing of $3,886 and $8,162, of which the Company earned $2,305 and $5,228, respectively. Proceeds from DST Interests sold for the three and six months ended June 30, 2025, are net of total upfront fees at closing of $1,631 and $2,409, respectively, of which the Company earned $1,117 and $1,911, respectively. The upfront fees earned at closing by the Company are included within Other income (expense), net on the Condensed Consolidated Statements of Operations.
(2)    We account for payments made to the DSTs under the master leases as a reduction of our financial obligations prior to remeasuring the fair value.

8.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following:

		June 30, 2026			December 31, 2025
	Weighted Average Life (Years)	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net
Intangible lease assets
In-place lease intangibles	13.5	$158,677	$(30,662)	$128,015	$154,558	$(24,173)	$130,385
Other lease intangibles (1)	13.7	138,371	(17,712)	120,659	125,195	(12,588)	112,607
Total intangible lease assets	13.6	$297,048	$(48,374)	$248,674	$279,753	$(36,761)	$242,992
(1)    Includes aggregate tenant lease inducements and tenant allowances totaling $62,292 and $66,635 as of June 30, 2026 and December 31, 2025, respectively.

Amortization expense related to the intangible lease assets for the three months ended June 30, 2026 was $5,814, of which $4,682 and $1,132 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. Amortization expense related to the intangible lease assets for the six months ended June 30, 2026 was $11,808, of which $9,474 and $2,334 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. The amount included in rental revenue is related to above-market leases and tenant inducements and is a reduction to revenue.
Amortization expense related to the intangible lease assets for the three months ended June 30, 2025 was $3,561, of which $2,797 and $764 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. Amortization expense related to the intangible lease assets for the six months ended June 30, 2025 was $7,072, of which $5,557 and $1,515 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations.
The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of June 30, 2026 is as follows:

	In-Place Tenant Lease Intangible Assets	Other Lease Intangibles
2026 (remaining)	$6,542	$5,265
2027	13,084	11,107
2028	13,084	11,107
2029	13,084	11,107
2030	13,083	11,103
2031	13,084	11,107
Thereafter	56,054	59,863
Total	$128,015	$120,659
As of June 30, 2026 and December 31, 2025, the gross carrying amount of the Company’s below-market lease intangibles was $6,269 and $6,148, with accumulated amortization of $1,086 and $877, respectively. The below-market lease intangibles, net of accumulated amortization, are included in Other liabilities within our Condensed Consolidated Balance Sheets.

9.    Debt
The following table details the mortgage notes, credit facilities, and other borrowings of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate (1)(2)	Weighted Average Maturity Date	Maximum Facility Size	June 30, 2026	December 31, 2025
Mortgage notes & credit facilities:
Unsecured term loan credit facility	S + 1.35%	6/12/2030	$1,250,000	$1,250,000	$1,250,000
Unsecured revolving credit facility	S + 1.40%	6/12/2029	$2,610,000	—	414,000
Fixed rate mortgages	5.38%	11/22/2030	N/A	143,074	106,447
Variable rate mortgages	S + 1.83%	4/12/2029	N/A	360,602	106,462
Deferred financing costs, net				(53,712)	(43,912)
Total mortgage notes & credit facilities, net:				$1,699,964	$1,832,997

Unsecured senior notes
Unsecured senior notes	6.35%	2/2/2030	N/A	$130,000	$130,000
Deferred financing costs, net				(3,209)	(3,504)
Unsecured senior notes, net:				$126,791	$126,496

Other borrowings
Secured financings of investments in real estate debt	S + 1.54%	4/24/2027	$1,750,000	$444,621	$757,069
Deferred financing costs, net				(4,034)	(3,122)
Other borrowings, net				$440,587	$753,947
__________________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month Sterling Overnight Index Average (“SONIA”) as applicable to each loan. As of June 30, 2026, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating rate debt. See further discussion of outstanding interest rate swaps below.
(2)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.

Mortgage Notes and Credit Facilities
On June 18, 2026, the Company entered into an amendment to the amended and restated credit agreement dated June 12, 2025, as further amended on July 23, 2025. The amendment provides for, among other things, (a) an increase of the accordion cap, subject to the satisfaction of various conditions, from $5,000,000 to $6,000,000, (b) adjustments to the borrowing base terms, including changes to the concentration limits and the minimum amount of unencumbered asset pool, removal of certain prohibited use restrictions under the facility and expanding the eligibility to permit multi-tenant properties, and (c) modifications to certain financial covenants, reporting requirements and certain other terms.
The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greatest of (a) KeyBank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 1.0%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the six months ended June 30, 2026 was 4.98% (unhedged) and 5.00% (hedged).
The unsecured revolving credit facility consists of USD (“USD Revolver”) and Alternative (“Alternative Revolver”) denominated currencies, and bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greatest of (a) KeyBank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 1.0%, and (d) 1.0%. The adjusted floating rate for the USD Revolver is SOFR, while the Alternative Revolver is EURIBOR for Euro borrowings, and CORRA plus 0.30% for Canadian Dollar borrowings. The weighted average interest rate for the unsecured revolving credit facility for the six months ended June 30, 2026 was 5.01% (unhedged) and 4.67% (hedged).
The following table details the Company’s interest rate swaps as of June 30, 2026:

Notional Balance	Fixed Rate
Mortgage notes & credit facilities:
Unsecured term loan credit facility
$700,000	3.65%
$250,000	3.42%
$145,500	4.23%
$100,000	3.67%
$54,500	3.40%
Unsecured revolving credit facility
$100,000	3.25%
$45,500	3.40%
Variable rate mortgages
$298,572	3.76%
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
Secured Financings of Investments in Real Estate Debt
The Company has entered into financing agreements secured by certain of its CMBS investments and commercial real estate loans. The terms of the CMBS master repurchase agreements provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company, and may require the Company to provide additional collateral in the form of cash or securities if the market value of such financed investment declines. The CMBS master repurchase agreements have no set maturity date, with each borrowing having initial terms of one to three months. The Company has the option to continuously extend the maturity of outstanding balances for additional one to three month terms upon each interim maturity date. The financing arrangements secured by the Company’s commercial real estate loans have a maturity date which is the earlier of (a) the weighted average maturity date of September 26, 2028 or (b) the maturity date of the underlying secured commercial real estate loan. Certain arrangements have a one year extension option.
As of June 30, 2026, the Company’s total secured financings of investments in real estate debt outstanding was $444,621, secured by $543,870 of its CMBS investments and $213,921 of its commercial real estate loans. These financings have a weighted average maturity date of April 24, 2027, and a weighted average interest rate of SOFR + 1.54%. As of December 31, 2025, the Company’s total secured financings of investments in real estate debt outstanding was $757,069, secured by $497,710 of its CMBS investments and $631,980 of its commercial real estate loans. The Company’s secured financings of investments in real estate debt are included within Other Borrowings within the Condensed Consolidated Balance Sheets.
Financial Covenants
The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loan and revolving credit facilities, unsecured senior notes agreements, and secured financings of investments in real estate debt. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and tangible net worth thresholds, among others. As of June 30, 2026, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.
Aggregate Maturities

The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of June 30, 2026:

Year	Amount
2026 (remaining)	$300,146
2027	66,009
2028	106,372
2029	446,970
2030	1,347,250
2031	23,000
Thereafter	38,550
Total	$2,328,297
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
The Company’s objective in using interest rate derivatives is to add stability to its interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company uses interest rate swap and interest rate cap contracts to manage its exposure to variability in interest rates and fluctuations in the fair value of its fixed rate investments in real estate debt. The Company has designated these derivative financial instruments as cash flow and fair value hedges, respectively, as defined under GAAP as of June 30, 2026 and December 31, 2025.
Total Return Swap
A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security or loan, basket of securities or loans, or securities or loan indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain synthetic exposure to an underlying security, loan, or market without owning or taking physical custody of such security or loan or investing directly in such market. The Company holds two total return swaps as of June 30, 2026, included in Other Assets on the Condensed Consolidated Balance Sheet, and did not hold any total return swaps as of December 31, 2025.
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
The following table details the Company’s outstanding derivatives:

			Notional Amount (1)
Financial Instruments	Number of Instruments	Weighted Average Maturity Date	June 30, 2026	December 31, 2025
Total derivatives designated as hedging instruments	22	7/19/2028	$1,960,552	$1,718,611
Total derivatives not designated as hedging instruments	14	6/6/2028	$984,537	$800,987
__________________
(1)The notional amount reflects the balance we expect to settle at the maturity date based on the contractual strike price at trade execution or the initial reference value of the underlying asset, established at trade execution, upon which all payment obligations are calculated.

The fair value of our derivative financial instruments and their classification on our Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 are detailed below.

		Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Financial Instruments	Balance Sheet Location	June 30, 2026	December 31, 2025	Balance Sheet Location	June 30, 2026	December 31, 2025
Total derivatives designated as hedging instruments	Other assets	$13,434	$725	Other liabilities	$1,140	$10,572
Total derivatives not designated as hedging instruments	Other assets	$19,989	$8,174	Other liabilities	$9,746	$14,633
The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations during the three months ended June 30, 2026 and 2025:

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated OCI into Income
	June 30, 2026	June 30, 2025		June 30, 2026	June 30, 2025
Derivatives designated as hedging instruments	$2,624	$(238)	Interest income	$138	$43
Derivatives designated as hedging instruments	8,629	(4,148)	Interest expense	(101)	2,391
Total derivatives designated as hedging instruments	$11,253	$(4,386)		$37	$2,434

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations during the six months ended June 30, 2026 and 2025:

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated OCI into Income
	June 30, 2026	June 30, 2025		June 30, 2026	June 30, 2025
Derivatives designated as hedging instruments	$4,820	$(1,025)	Interest income	$312	$58
Derivatives designated as hedging instruments	17,755	(15,259)	Interest expense	36	4,702
Total derivatives designated as hedging instruments	$22,575	$(16,284)		$348	$4,760
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025:

		Three Months Ended		Six Months Ended
	Income Statement Location	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total derivatives not designated as hedging instruments	Other Income (Expense)	$32,729	$(5,260)	$30,497	$(6,648)
11.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	June 30, 2026	December 31, 2025
Accrued ongoing servicing fees	$185,184	$167,835
Accrued management fee	19,908	16,710
Performance participation allocation	30,040	30,724
Advanced organization and offering costs	5,816	7,060
Other advanced expenses (1)	3,185	5,639
Total	$244,133	$227,968

(1)Includes salaries and other invoices paid by the Adviser on behalf of and subsequently reimbursed by the Company.
Ongoing Servicing Fees
The Company accrues ongoing servicing fees payable to Blue Owl Securities LLC (the “Dealer Manager”), for ongoing services rendered to holders of Class S, Class N, and Class D shares equal to 0.85%, 0.50% and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The ongoing servicing fees are paid monthly in arrears.
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
The management fee may be paid, at the Adviser’s election, in cash, Class I shares or Class I OP Units. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense. The Adviser and Blue Owl Capital Holdings LP have the ability to redeem the Class I shares for cash at their election, and therefore the Company has classified these Class I shares as Redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, 3,533,458 and 745,946 redeemable common shares issued to the Adviser as payment of management fees remained outstanding, respectively. See Note 13 - Equity and Non-Controlling Interest for additional information.
Additionally, in connection with the DST Program, the Company will pay the Adviser a management fee equal to 1.25% of the total consideration received by the Company or its affiliate for selling Interests to third-party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests and any proceeds from any loans secured directly or indirectly by the DST Properties, per annum payable monthly. The Adviser has waived the fee for all current DST Offerings except for the Company’s third DST Offering. Since inception of the DST Program, the Company incurred management fees related to the DST Program of $1,156.
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Investment Advisory Agreement, Blue Owl Oak Trust Carry LLC, a controlled subsidiary of Blue Owl, and Blue Owl Real Estate Net Lease Trust CPV LP (formerly, Oak Trust Carry Participant Vehicle LP), controlled by senior and other officers of Blue Owl (each a “Special Limited Partner”) hold a performance participation interest in NLT OP that entitles them to receive an allocation of NLT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Investment Advisory Agreement. Under the NLT OP agreement, the Special Limited Partners are entitled to an allocation from NLT OP equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation allocation is measured on a calendar year basis and is paid quarterly in OP Units, ORENT shares, or cash, at the election of the Special Limited Partner. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partners are only entitled to the performance participation allocation provided that the Investment Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in our Condensed Consolidated Statements of Operations. To date, the Special Limited Partners have elected to receive the performance participation allocation in Class I OP Units, resulting in a non-cash expense. Because the Special Limited Partners have the ability to redeem their Class I OP Units for Class I shares in the Company or cash at their election, the Company has classified these Class I OP Units as Redeemable non-controlling interests in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, 13,955,960 and 11,713,777 redeemable Class I OP Units remained outstanding, respectively. See Note 13 - Equity and Non-Controlling Interest for additional information.
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
Common Shares Held by Affiliates
As of June 30, 2026 and December 31, 2025, ORENT affiliates and their employees owned 8,925,610 and 5,977,092 shares of the Company, respectively, including Class I and Class D shares. The aggregate amount of shares owned by

ORENT affiliates and their employees was $95,493 and $63,181, based on the NAV per share as of June 30, 2026 and December 31, 2025, respectively.
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
In connection with the Company’s credit facility amendment, during the six months ended June 30, 2026, the Company paid an affiliate of the Adviser, Blue Owl CS LLC, a structuring fee of $2,895. See Note 9 - Debt for additional information.
12.    Leases
Lessor – Operating leases
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s net lease properties which consists of fixed annual rent that escalates annually throughout the term of the applicable leases, and the tenant is generally responsible for all property-related expenses, including taxes, insurance, and maintenance.
The following table details the components of operating lease income from leases in which the Company is the lessor.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Base rent (1)	$71,190	$46,001	$140,150	$91,164
Straight-line rental revenue, net (2)	8,082	5,280	15,999	10,405
Variable lease payments (3)	6,486	5,854	12,301	11,223
Amortization of above/below-market lease intangibles	(271)	89	(605)	178
Total Rental revenue	$85,487	$57,224	$167,845	$112,970

__________________
(1)Consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments and amortization of prepaid rent.
(3)Consists of reimbursement of common area maintenance (“CAM”) and real estate taxes, as well as amortization of tenant inducements.
The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of June 30, 2026.

Year	Future Minimum Rents (1)
2026 (remaining)	$143,931
2027	292,232
2028	297,221
2029	300,721
2030	305,740
2031	309,924
Thereafter	2,790,611
Total	$4,440,380
__________________
(1)    Excludes future minimum rents related to leases with build-to-suit arrangements and other leases where the rent commencement date is based on future events and therefore not fixed at June 30, 2026.

Lessor – Financing receivables
In accordance with ASC 842, certain of the Company’s sales-type lease contracts are accounted for as failed sale-leaseback transactions and were recorded as an Investments in leases - Financing receivables. During the three and six months ended June 30, 2026, the Company recognized interest income of $16,516 and $31,083, respectively. During the three and six months ended June 30, 2025, the Company recognized interest income of $8,873 and $19,180, respectively.

Interest income is recognized on an effective interest basis at a constant rate of return over the term of the applicable leases. Cash received from the sales-type leasing agreements was $20,173 and $11,396 during the six months ended June 30, 2026 and 2025, respectively.
All of the lease payments are on a triple net basis to the tenant and the Company has rights in accordance with the individual lease agreements to protect the value of our leased properties. As of June 30, 2026, the future minimum payments of sales-type lease receivables were as follows:

Year	Future Minimum Payments (1)
2026 (remaining)	$20,942
2027	54,636
2028	56,101
2029	57,554
2030	59,099
2031	60,632
Thereafter	11,191,205
Total lease payment receivable	11,500,169
Less deferred interest income	10,879,956
Less allowance for credit losses	22,571
Total Investments in leases - Financing receivables	$597,642
The following table reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025
Balance, beginning of period	$22,515	$22,934
Current period change in credit allowance	56	2,687
Reduction in allowance resulting from dispositions	—	(7,199)
Balance, end of period	$22,571	$18,422
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
The following tables detail the amortized cost basis of our Investments in leases - Financing receivables by the credit quality indicator as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Ba2	B2	Caa2	Total
Investments in leases - Financing receivables	$22,875	$116,428	$480,910	$620,213

	December 31, 2025
	Ba2	B2	Caa2	Total
Investments in leases - Financing receivables	$—	$115,465	$409,623	$525,088
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
Lessee - DST Program Master Lease

As of June 30, 2026, the Company has contributed or sold 75 assets to DSTs as part of its DST Offerings. The assets are leased back to wholly owned subsidiaries of the Company under the master lease agreements. The following table presents the undiscounted future minimum rent payment obligation of the wholly owned subsidiaries:

Year	Future Minimum Payments
2026 (remaining)	$30,208
2027	60,417
2028	60,575
2029	60,823
2030	62,154
2031	65,357
Thereafter	995,184
Total	$1,334,718
13.    Equity and Non-Controlling Interest
Authorized Capital
As of June 30, 2026, the Company had the authority to issue an unlimited number of preferred shares and four classes of common shares including Class S shares, Class N shares, Class D shares, and Class I shares. Each class of common shares and preferred shares has a par value of $0.01. The Board of Trustees has the ability to establish the preferences and rights of each class of common shares or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.
Common Shares
The following table details the movement in the Company’s outstanding common shares:

	Three Months Ended June 30, 2026
	Class S	Class N	Class D	Class I	Total
March 31, 2026	334,207,885	53,648,246	9,831,427	393,355,320	791,042,878
Common shares issued	17,752,094	2,699,666	2,051,562	32,094,142	54,597,464
Distribution reinvestment	3,224,976	435,918	88,589	3,357,462	7,106,945
Common shares repurchased	(2,635,396)	(548,937)	(453,466)	(9,871,254)	(13,509,053)
Common shares converted(1)	(599,580)	—	—	595,320	(4,260)
June 30, 2026	351,949,979	56,234,893	11,518,112	419,530,990	839,233,974
(1)During the three months ended June 30, 2026, 599,580 Class S shares with a value of $6,351 were converted into 595,320 Class I shares based on the period’s NAV per share.

	Six Months Ended June 30, 2026
	Class S	Class N	Class D	Class I	Total
December 31, 2025	306,971,144	47,799,493	8,920,047	358,834,111	722,524,795
Common shares issued	46,663,478	8,605,965	2,878,340	68,757,663	126,905,446
Distribution reinvestment	6,199,536	834,273	179,996	6,390,674	13,604,479
Common shares repurchased	(6,998,262)	(1,004,838)	(453,466)	(15,337,771)	(23,794,337)
Common shares converted(1)	(885,917)	—	(6,805)	886,313	(6,409)
June 30, 2026	351,949,979	56,234,893	11,518,112	419,530,990	839,233,974
__________________
(1)During the six months ended June 30, 2026, 885,917 Class S shares with a value of $9,367 and 6,805 Class D shares with a value of $71 were converted into 886,313 Class I shares based on the period’s NAV per share.

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
The table below details the number and value of repurchases and conversions for common shares and OP Units:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Number of common shares repurchased	13,509,053	11,371,529	23,794,337	17,393,355
Value of common shares repurchased	$143,542	$116,228	$252,448	$177,359
Number of Class I OP Units converted to Class I shares	145,974	523,138	217,117	584,422
Value of Class I OP Units converted to Class I shares	$1,548	$5,336	$2,295	$5,961
Number of Class I OP Units repurchased	—	—	—	—
Value of Class I OP Units repurchased	$—	$—	$—	$—
The Company had no unfulfilled repurchase requests during the three and six months ended June 30, 2026 and 2025.
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
The following tables detail the aggregate distributions declared for each applicable class of common shares for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30, 2026				June 30, 2025
	Class S	Class N	Class D	Class I	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.1875	$0.1875	$0.1875	$0.1875	$0.1750	$0.1750	$0.1750	$0.1750
Shareholder servicing fee per common share	(0.0224)	(0.0133)	(0.0065)	—	(0.0216)	(0.0127)	(0.0064)	—
Net distributions declared per common share	$0.1651	$0.1742	$0.1810	$0.1875	$0.1534	$0.1623	$0.1686	$0.1750

	Six Months Ended
	June 30, 2026				June 30, 2025
	Class S	Class N	Class D	Class I	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.3750	$0.3750	$0.3750	$0.3750	$0.3500	$0.3500	$0.3500	$0.3500
Shareholder servicing fee per common share	(0.0449)	(0.0266)	(0.0131)	—	(0.0430)	(0.0254)	(0.0128)	—
Net distributions declared per common share	$0.3301	$0.3484	$0.3619	$0.3750	$0.3070	$0.3246	$0.3372	$0.3500
The Company has adopted a distribution reinvestment plan whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the purchase price at the time the distribution is payable. Shareholders will not pay an upfront transaction fee when purchasing shares pursuant to the distribution reinvestment plan. The ongoing servicing fees with respect to Class S shares, Class N shares, and Class D shares are calculated based on the NAV for those shares and may reduce the NAV.
Redeemable Common Shares
In connection with the Company’s payment of management fees, the Adviser holds Class I common shares classified as Redeemable common shares on the Company’s Condensed Consolidated Balance Sheets. The following table details the activity for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025
Balance, beginning of period	$7,885	$56,948
Issuance of Class I redeemable common shares (1)	54,274	31,874
Repurchases (2)	(24,741)	(46,044)
Conversions (3)	1,266	—
Fair value allocation (4)	397	19
Balance, end of period	$39,081	$42,797
(1)    During the six months ended June 30, 2026 and 2025, the Company issued 5,120,069 and 3,124,371 Class I redeemable common shares, respectively, to the Adviser, as payment of management fees at the respective NAV per share.
(2)    Includes 2,332,559 and 4,511,171 Class I redeemable common shares redeemed for cash during the six months ended June 30, 2026 and 2025, respectively.
(3)    Includes 119,352 and — Class I redeemable common shares converted from redeemable Class I OP Units during the six months ended June 30, 2026 and 2025, respectively.
(4)    The Redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period.

Redeemable Non-controlling Interests
In connection with payment of performance participation allocation, the Special Limited Partners hold Class I OP Units. See Note 11 - Related Party Transactions for further details of the Special Limited Partners’ performance participation allocation.

The following table details the activity related to the Special Limited Partners for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025
Balance, beginning of period	$125,360	$39,952
Settlement of prior performance participation allocation (1)	61,181	28,284
Repurchases (2)	(36,239)	(1,163)
Conversions (3)	(1,266)	—
Net income allocation	3,896	1,568
Other comprehensive income allocation	(103)	182
Distributions	(5,183)	(1,906)
Fair value allocation (4)	3,204	462
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	(51)	460
Balance, end of period	$150,799	$67,839
(1)    During the six months ended June 30, 2026 and 2025, the Company issued 5,767,892 and 2,773,439 Class I OP Units, respectively, to the Special Limited Partners, as payment of performance participation allocation at the respective NAV per unit.
(2)    Includes 3,406,357 and 113,979 Class I OP Units redeemed for cash, and 119,352 and — Class I OP Units exchanged for Class I shares accounted for as redeemable common shares for the six months ended June 30, 2026 and 2025, respectively.
(3)    Includes 119,352 and — Class I OP Units converted to Class I redeemable common shares during the six months ended June 30, 2026 and 2025, respectively.
(4)    The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period.

Share-Based Compensation
The following table details the restricted Class I shares awarded to independent members of the Board of Trustees during the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025
Number of restricted Class I shares awarded (1)	47,652	39,255
(1)    The restricted Class I shares are subject to a vesting period of 13.5 months.

The following table details the total share-based compensation expense incurred by the Company for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Share-based compensation expense (1)	$118	$106	$259	$235
(1)    Included within General and administrative expenses in the Condensed Consolidated Statement of Operations.

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
The Company has certain land assets related to build-to-suit properties in sale-leaseback transactions which are being accounted for as an investment in loans receivable and held at amortized cost. As of June 30, 2026, the Company had five remaining loans receivable related to build-to-suit arrangements. The Company has obligations to fund the remaining development of the build-to-suit properties as well as tenant improvements for existing investments.

The following table details the Company’s payments to date and remaining funding as of June 30, 2026:

June 30, 2026
Construction costs
Costs paid and/or accrued to date	$82,185
Estimated costs remaining	$11,689
Maximum contractual costs remaining	$45,480
Estimated remaining tenant improvement costs	$26,419

The Company has made direct and indirect investments into joint ventures, which were formed to construct assets in build-to-suit arrangements, including net lease data centers. As of June 30, 2026, the estimated future commitments of the Company to complete the construction of the build-to-suit assets are $1,728,198, which is to be funded through 2029. As of June 30, 2026, the investments subject to future fundings have a weighted-average capitalization rate of 8.77%, a weighted average remaining lease term of 21.0 years, and a weighted average credit rating of AA-.
Additionally, as of June 30, 2026, the Company has commitments to fund up to $82,557 and $198,330 in additional future fundings related to our investments in commercial real estate loans and investments in real estate, respectively, including those held through joint ventures.
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
All classes of common shares are allocated net income (loss) at the same rate per share and receive the same gross distribution per share.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$67,220	$61,554	$236,876	$170,449
Net income attributable to non-controlling interests	(2,935)	(3,206)	(10,759)	(9,733)
Net income attributable to ORENT shareholders	$64,285	$58,348	$226,117	$160,716

Net income attributable to dilutive OP Units	2,910	3,206	10,734	9,733
Net income attributable to ORENT shareholders - dilutive	$67,195	$61,554	$236,851	$170,449

Weighted average common shares outstanding - basic	830,831,557	545,932,592	801,922,125	510,324,741
Effect of dilutive unvested grants of restricted Class I shares	47,652	39,255	47,652	39,255
Effect of dilutive OP Units	38,375,977	31,713,173	38,257,962	31,333,954
Weighted average common shares outstanding - dilutive	869,255,186	577,685,020	840,227,739	541,697,950

Net income per common share - basic	$0.08	$0.11	$0.28	$0.31
Net income per common share - diluted	$0.08	$0.11	$0.28	$0.31
The computation of diluted net income per common share for the three and six months ended June 30, 2026 includes 47,652 dilutive restricted Class I shares, and 38,375,977 and 38,257,962 dilutive OP Units, respectively. The computation of diluted net income per common share for the three and six months ended June 30, 2025 includes 39,255 dilutive restricted Class I shares and 31,713,173 and 31,333,954 dilutive OP Units, respectively.
16.    Segment Reporting
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors.
The Company has one operating segment and one reportable segment as of June 30, 2026. The Chief Operating Decision Maker (“CODM”) specifically reviews consolidated net income to identify underlying trends in the performance of the business for purposes of allocating resources and evaluating financial performance. In addition, the CODM regularly reviews the various expense and other line items excluding non-cash items, as presented in the table below.
The following table details our segment financial results for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total segment revenues	$102,003	$66,097	$198,928	$132,150
Segment expenses
Fund level expenses (1)	9,925	4,451	17,378	10,360
Management fees	29,564	18,622	57,471	34,838
Performance participation allocation	30,040	18,331	60,497	30,896
Interest expense (2)	33,779	21,259	69,082	40,528
Other segment income, net (3)	(70,449)	(57,922)	(245,846)	(155,002)
Income tax expense	1,924	(198)	3,470	81
Consolidated segment net income	$67,220	$61,554	$236,876	$170,449
(1)    Fund level expenses are equal to total general and administrative expenses adjusted to exclude the CECL allowance.
(2)    Interest expense excludes non-cash items such as amortization expense related to our deferred financing fees.
(3)     Other segment income, net includes rental property operating expenses, CECL allowance, impairment charges, depreciation and amortization, income from unconsolidated real estate affiliates, net gain (loss) on dispositions, interest income, and other income (expense), net.

The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.
17.     Income Taxes
The Company has elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 2022. The Company has also elected for some of its subsidiaries to be treated as taxable REIT subsidiaries, which are subject to federal, state and foreign income taxes.
The components of income tax (benefit) expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income before income taxes
Domestic net income before income taxes	$49,318	$53,638	$200,545	$146,458
Foreign net income before income taxes	19,826	7,718	39,801	24,072
Total net income before income taxes	$69,144	$61,356	$240,346	$170,530

Current tax expense
U.S. Federal	$611	$62	$1,512	$62
U.S. State	180	11	400	11
Foreign	463	310	1,514	726
Total current expense	$1,254	$383	$3,426	$799

Deferred tax (benefit) expense
U.S. Federal	$540	$(530)	$216	$(689)
U.S. State	131	(139)	32	(195)
Foreign	(1)	88	(204)	166
Total deferred tax (benefit) expense	$670	$(581)	$44	$(718)
Total income tax expense, net	$1,924	$(198)	$3,470	$81
Income tax expense is lower than the total net income before income taxes at the 21.0% federal statutory rate as a result of fair value adjustments on interest rate swaps and gains on sales of DST Interests, as well as the impact of state and local taxes.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for GAAP purposes and the amount used for income tax purposes. The following table details the Company’s deferred tax asset and deferred tax liability as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Deferred tax asset (1) (2)
U.S.	$567	$754
Foreign	595	415
Total deferred tax asset	$1,162	$1,169

Deferred tax liability (3) (4)
U.S.	$—	$—
Foreign	2,049	2,130
Total deferred tax liability	$2,049	$2,130
(1)    Included within Other assets in the Condensed Consolidated Balance Sheets.
(2)    Deferred tax asset as of June 30, 2026 is primarily comprised of organizational expenses, basis differences, fair value adjustments, and NOL carryforwards. Deferred tax assets as of December 31, 2025 is primarily comprised of organization expenses and basis differences, as well as interest expense net of a valuation allowance.
(3)    Included within Other liabilities in the Condensed Consolidated Balance Sheets.
(4)    Deferred tax liability as of June 30, 2026 and December 31, 2025 is primarily comprised of temporary differences on real property and straight-line rent adjustments related to foreign entities.

The following table details income taxes paid for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025
U.S. Federal	$976	$28
U.S. State	545	141
Foreign	1,413	596
Total income taxes paid	$2,934	$765
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
18.    Subsequent Events
In preparation of the accompanying Condensed Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after June 30, 2026 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from June 30, 2026 through the date on which the financial statements were available to be issued.
Sila Realty Trust, Inc.
On July 1, 2026, the Company, through NLT OP, indirectly acquired all of the outstanding shares of common stock of Sila Realty Trust, Inc., a publicly traded REIT invested in net-lease real estate in the healthcare sector, in an all-cash, take-private transaction. Total acquisition cost was approximately $2,452,674, including capitalized transaction costs of $57,872. The acquisition was funded by proceeds from the Company’s credit facility. In connection with the transaction, the Company acquired a total of 141 properties. The acquisition meets the definition of significant under SEC Rule 3-14 of Regulation S-X.
Proceeds from the Issuance of Common Shares
From July 1, 2026 through the date the financial statements were issued, the Company sold an aggregate of 35,731,054 common shares (consisting of 13,150,759 Class S shares, 2,763,843 Class N shares, and 19,816,452 Class I shares) resulting in net proceeds of $381,293 to the Company as payment for such shares. No Class D shares were sold from July 1, 2026 through the date the financial statements were issued.

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
As of June 30, 2026, we have received net proceeds of $8,843,625 from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class N, Class D, and Class I units of NLT OP (“OP Units”). NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
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
We expect that the DST Program will give us the opportunity to continue to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to continue to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of our common shares under our Share Repurchase Plan and for other corporate purposes. We have not allocated specific amounts of the net proceeds from the DST Program for any specific purpose.
As of June 30, 2026, the Company has raised proceeds of $726,562 from its DST Program including $9,886 of upfront fees earned at closing. As of June 30, 2026, 100% of the Interests in our first four DST Offerings and approximately 90% and 5% of the Interests in our fifth and sixth DST Offerings, respectively, have been sold to third parties. As a result of the FMV Buyback Option, the sale of DST Interests is offset by a financing obligation liability. The Company has elected to account for its DST financing obligation using the FVO, and as such, the liability is remeasured at fair value on a recurring basis.
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
During the three months ended June 30, 2026, global equity and debt markets adapted to shifts in expectations around major themes such as inflation and the trajectory of interest rates as well as ongoing geopolitical relations and their impact to certain energy prices. Stronger than previously indicated job growth and sticky inflation drove expectations of rate hikes, a reversal away from the forward rate cuts anticipated at the beginning of the second quarter. Temporary periods of de-escalation in the Middle East throughout the quarter drove certain energy prices lower. Equity market dispersion continued, with single stock volatility outpacing index volatility by a wide margin as artificial intelligence hardware and other perceived beneficiaries of artificial intelligence spend continued to drive thematic investment.
The 10-year Treasury yield in the United States ended the second quarter of 2026 approximately 15 basis points higher than March 31, 2026 and experienced a peak to trough range of more than 40 basis points during the quarter. The CBOE Volatility Index, or VIX, peaked above 25 during the second quarter of 2026, but mostly sat below 20 as tensions in the Middle East experienced temporary periods of de-escalation throughout the quarter.
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
Q2 2026 Highlights (Results of Operations)
Operating Results
•Declared monthly net distributions on our common shares totaling $147,173 for the three months ended June 30, 2026. The details of the average distribution rates and total returns are shown in the following table:

	Class S	Class N	Class D	Class I
Year-to-Date Total Return, without upfront selling commissions (1)	4.38%	4.56%	4.67%	4.83%
Year-to-Date Total Return, assuming maximum upfront selling commissions (1)	0.85%	2.51%	3.12%	N/A
Inception-to-Date Total Return, without upfront selling commissions (1)	7.90%	8.81%	8.24%	8.98%
Inception-to-Date Total Return, assuming maximum upfront selling commissions (1)	6.94%	8.15%	7.82%	N/A
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
Investments
•During the three months ended June 30, 2026, acquired five retail properties and one healthcare property for a total purchase price of $49,184. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets.
•Invested $512,668 and sold $918,036 of investments in real estate debt during the three months ended June 30, 2026.
•During the three months ended June 30, 2026, made investments in unconsolidated real estate affiliates as follows:

Investment	Ownership Percentage as of June 30, 2026	Contributions
STORE	22.6%	$51,727
Net lease data centers	11.3% - 14.3%	2,776
Investments in real estate debt	51.0% - 85.0%	141,747
Total		$196,250

Capital Activity and Financings
•Raised net proceeds of $577,768 from the sale of our common shares and repurchased 13,509,053 of our common shares for $143,542 during the three months ended June 30, 2026.
•Incurred borrowings on secured debt of $248,773 and made net paydowns on unsecured debt of $180,000.
•Made net repayments of secured financings of investments in real estate debt of $372,549, which are secured by certain of the Company’s CMBS investments and commercial real estate loans.
Overall Portfolio
•As of June 30, 2026, our portfolio consisted of investments in real estate (42%), investments in leases (5%), investments in real estate debt (15%), and investments in unconsolidated real estate affiliates (38%), based on fair value.
•Our 284 properties as of June 30, 2026, of which 281 are wholly owned and three are held through consolidated joint ventures, consisted primarily of Industrial (68%), Retail (22%), Office (4%), Healthcare (1%) and Land (5%) assets, based on fair value.

•Our investments in real estate debt as of June 30, 2026, consisted of commercial real estate loans, CMBS, and investments in loans receivable related to the land at build-to-suit properties. For further details on credit ratings and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt”.
•As of June 30, 2026, we held interests in 3,644 properties through our 18 investments in unconsolidated real estate affiliates, primarily through our investment in STORE Capital LLC and Waterparks LLC (“STORE”).
Investment Portfolio
Real Estate Investments
The following chart describes the diversification of our wholly owned and consolidated joint venture investments in real estate by property type based on fair value as of June 30, 2026:

Property Type (1)

Healthcare
1%
Office
4%
Land
5%
Retail
22%
Industrial
68%

(1)    Property Type weighting is measured as the asset value of our wholly owned and consolidated joint venture investments in real estate for each sector category against the total asset value of all such investments. “Real estate investments” excludes properties held within unconsolidated joint ventures, including the Company’s investment in STORE.
The following table provides a summary of our wholly owned real estate portfolio as of June 30, 2026, including Investments in real estate and Investments in leases – Financing Receivables:

Property Type (1)	Number of Properties	Sq. Feet (in thousands)	Occupancy Rate (2) (3)	Average Effective Annual Base Rent Per Leased Sq. Foot	Annual Base Rent	Percentage of Total Revenue
Industrial	80	23,427	100%	9.3	$216,796	64%
Retail	195	3,397	100%	23.3	78,992	23%
Office	4	1,006	100%	20.3	20,427	6%
Healthcare	1	41	100%	22.1	905	1%
Land	4	27,591	N/A	0.8	21,928	6%
Total	284	55,462			$339,048	100%
__________
(1)Excludes properties owned by unconsolidated real estate affiliates.
(2)Occupancy rate is calculated as the percentage of square footage leased.

(3)Land investments are excluded from Occupancy Rate. Build-to-suit investments are included in Occupancy Rate to the extent a lease has been executed.

Real Estate and Leases
The following table provides information regarding our wholly owned real estate property types as of June 30, 2026:

Property Type and Investment (1)	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Sq. Feet (in thousands)	Occupancy Rate (2)(7)
Industrial:
Amazon	5	Various	Aug. - Dec. 2022	100%	4,964	100%
Dorel Industries	1	Cornwall, ON	November 2022	100%	492	100%
EquipmentShare.com (3) (6)	28	Various	Oct. - Nov. 2022	100%	382	100%
Magna International (4)	2	Bowling Green, KY	September 2022	100%	2,317	100%
Paradigm (4)	3	Various	October 2022	100%	314	100%
Whirlpool (4)	1	Amana, IA	November 2022	100%	1,572	100%
Tenneco	5	Various	December 2022	100%	2,150	100%
LOC Performance	2	Various	March 2023	100%	990	100%
QVC	2	Various	January 2023	100%	2,166	100%
Save Mart (4)	2	Various	September 2023	100%	555	100%
Quanta Cloud	1	San Jose, CA	June 2024	100%	91	100%
General Mills	1	Belvidere, IL	July 2024	100%	1,318	100%
Hillenbrand	2	Various	September 2024	100%	712	100%
Air Distribution Technologies	7	Various	July 2024	100%	1,097	100%
Johnson Controls (4)	4	Seattle, WA	September 2022	100%	325	100%
US Foods	1	Fresno, CA	July 2025	100%	97	100%
PsiQuantum (3) (5)	1	Chicago, IL	September 2025	99%	433	N/A
Flowchem	1	Prairie View, TX	October 2025	100%	184	100%
Marzetti (3) (5)	1	Columbus, OH	November 2025	98%	665	100%
Citi Trends	1	Roland, OK	December 2025	100%	563	100%
United Natural Foods	1	Manchester, PA	December 2025	100%	1,319	100%
Syngenta	1	Malta, IL	January 2026	100%	104	100%
Core-Mark	6	Various	February 2026	100%	464	100%
Eaton	1	Los Angeles, CA	March 2026	100%	153	100%
Retail:
Cracker Barrel (4)	53	Various	September 2022	100%	537	100%
Ramoco Fuels NC LLC	27	Various	September 2023	100%	94	100%
Walgreen Co.	29	Various	September 2022	100%	426	100%
Maverick Gaming	11	Various	Sep. 2022 - Jun. 2023	100%	317	100%
Save Mart (4)	10	Various	July 2023	100%	475	100%
N&L Investments	8	Various	September 2022	100%	22	100%
JK Petroleum (6)	5	Various	September 2022	100%	24	100%
Abbasi (6)	10	Various	September 2022	100%	35	100%
World Fuel Services, Inc (6)	5	Various	September 2022	100%	62	100%
Dollar General	14	Various	Dec. 2024 - June 2026	100%	155	100%
Tractor Supply	1	Brookville, PA	January 2025	100%	22	100%
Starbucks	5	Various	Feb. 2025 - Feb. 2026	100%	9	100%
Washington Trust	4	Various	January 2025	100%	27	100%
MedVet	3	Various	Jun.- Aug. 2025	100%	44	100%
ASDA	10	Various	Dec 2025 - May 2026	100%	1,148	100%
Office:
Chubb	2	Whitehouse, NJ	November 2022	100%	429	100%
Energy Center	1	Houston, TX	October 2022	100%	524	100%
EquipmentShare.com	1	Columbia, MO	October 2022	100%	53	100%
Healthcare:
CrownMed (5)	1	Liverpool, NY	April 2026	95%	41	100%
Land:

HOF Village Waterpark	1	Canton, OH	November 2022	100%	664	N/A
Related Midwest	1	Chicago, IL	September 2025	100%	16,369	N/A
Skybox	1	Wichita Falls, TX	November 2025	100%	9,480	N/A
Kraemer Garden	1	Waite Park, MN	December 2025	100%	1,078	N/A
Total	284				55,462
__________________
(1)Excludes properties owned by unconsolidated real estate affiliates, including STORE.
(2)Land investments are excluded from Occupancy Rate.
(3)Includes build-to-suit assets currently in development.
(4)Includes properties sold or contributed to the DST Program that remain consolidated under GAAP.
(5)Includes assets held in a consolidated joint venture.
(6)Includes leases that have not commenced as of June 30, 2026.
(7)Occupancy Rate is calculated as the percentage of square footage leased.

Lease Expirations
The following schedule details the expiring leases at our wholly owned real estate properties by annualized base rent and square footage as of June 30, 2026:

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Square Feet (in thousands)	% of Total Square Feet Expiring
2026 (remaining)	—	$—	—%	—	—%
2027	—	—	—%	—	—%
2028	1	2,025	1%	191	—%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	3	23,760	7%	2,328	4%
2033	17	11,221	3%	1,551	3%
2034	16	15,098	4%	1,917	3%
2035	4	3,238	1%	295	1%
Thereafter	216	283,706	84%	49,180	89%
Total	257	$339,048	100%	55,462	100%
(1)     Excludes executed leases and build-to-suit properties for which leases have not commenced as of June 30, 2026.

Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties which are primarily accounted for under the FVO. The following table details the Company’s investments in unconsolidated real estate affiliates as of June 30, 2026.

Investment	Number of Investments	Number of Properties	Ownership Percentage	Carrying Amount of Investment
Unconsolidated real estate affiliates accounted for under the equity method
Net lease	1	2	49.1%	$5,068
Total unconsolidated real estate affiliates accounted for under the equity method	1	2		$5,068

Unconsolidated real estate affiliates accounted for under the FVO
STORE (1)	1	3,590	22.6%	$2,613,175
Net lease	3	36	50.9%	240,691
Investments in real estate debt	5	—	51.0% - 85.0%	468,886
Net lease data centers	8	16	2.7% - 83.5%	1,078,705
Total unconsolidated real estate affiliates accounted for under the FVO	17	3,642		$4,401,457
Total unconsolidated real estate affiliates	18	3,644		$4,406,525
Investments in Real Estate Debt
The following table details our investments in real estate debt held at fair value as of June 30, 2026:

Type of Security/Loan	Weighted Average Coupon (1) (2)	Weighted Average Maturity Date (3)	Face Amount	Cost Basis	Fair Value
CMBS (4)	SOFR + 4%	3/15/2042	$1,169,756	$1,170,152	$1,173,623
Commercial real estate loans (4) (5)	9%	5/24/2030	364,335	364,351	366,664
Total investments in real estate debt (6)	8%		$1,534,091	$1,534,503	$1,540,287
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

The following table details the Company’s CMBS investments which are classified as held-to-maturity and presented at amortized cost. The carrying value of these CMBS investments as of June 30, 2026 is net of an allowance for credit losses of $2,607. The Company has the intent and ability to hold these investments until maturity.

	June 30, 2026
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Cost Basis	Carrying Value
CMBS	SOFR + 7%	1/21/2030	$291,000	$289,953	$287,817
Other Investments
The Company has certain land assets related to build-to-suit properties in sale-leaseback transactions which are being accounted for as an investment in loans receivable and held at amortized cost, as the related lease is not deemed to have commenced until the constructed assets are made available for use by the lessee. Direct costs associated with originating loans are deferred and amortized as an adjustment to interest income over the term of the related loan receivable. As of June 30, 2026 and December 31, 2025, the Company held 5 and 13 investments in loans receivable related to build-to-suit arrangements with a total balance of $3,709 and $10,691, respectively, which are included within Investments in real estate debt in the Condensed Consolidated Balance Sheets.

Results of Operations
The following table sets forth the results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	$
Revenues
Rental revenue	$85,487	$57,224	$28,263
Income from investments in leases - Financing receivables	16,516	8,873	7,643
Total revenues	102,003	66,097	35,906

Expenses
Rental property operating	9,536	10,010	(474)
General and administrative	9,881	6,074	3,807
Management fee	29,564	18,622	10,942
Performance participation allocation	30,040	18,331	11,709
Depreciation and amortization	35,947	26,226	9,721
Total expenses	114,968	79,263	35,705
Other income (expense)
Income from unconsolidated real estate affiliates	40,625	76,077	(35,452)
Gain (loss) on dispositions of real estate	—	—	—
Interest expense	(37,426)	(22,739)	(14,687)
Interest income	50,070	24,154	25,916
Other income (expense), net	28,840	(2,970)	31,810
Total other income, net	82,109	74,522	7,587
Net income before income taxes	$69,144	$61,356	$7,788
Income tax expense	1,924	(198)	2,122
Net income	67,220	61,554	5,666
Net income attributable to non-controlling interests	(2,935)	(3,206)	271
Net income attributable to ORENT shareholders	$64,285	$58,348	$5,937
Rental revenue
Rental revenue from our income property operations was $85,487 for the three months ended June 30, 2026 and $57,224 for the three months ended June 30, 2025. The increase in revenues is primarily due to an increase from 215 properties classified as Investments in real estate as of June 30, 2025 to 258 properties as of June 30, 2026, as well as contractual rent increases across the existing portfolio from June 30, 2025 to June 30, 2026.
Income from investments in leases - Financing receivables
Income from investments in leases - Financing receivables was $16,516 for the three months ended June 30, 2026 and $8,873 for the three months ended June 30, 2025. The increase in revenues is primarily due to revenue from properties acquired and leases executed after June 30, 2025.
Rental property operating expenses
Rental property operating expenses were $9,536 for the three months ended June 30, 2026, and $10,010 for the three months ended June 30, 2025. The decrease in expenses is primarily the result of a decrease in real estate taxes during the three months ended June 30, 2026.
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2026 and 2025 were $9,881 and $6,074, respectively. The increase in General and administrative expenses is primarily due to an increase in third-party professional fees during the three months ended June 30, 2026, and a net favorable credit allowance adjustment under the CECL model of $44 during the three months ended June 30, 2026 compared to a credit allowance expense under the CECL model of $1,623 during the three months ended June 30, 2025.
Management fee
The management fee for the three months ended June 30, 2026 and 2025 was $29,564 and $18,622, respectively. The increase was attributable to an increase in the Company’s average NAV during the period.
Performance participation allocation
The performance participation allocation for the three months ended June 30, 2026 and 2025 was $30,040 and $18,331, respectively. The increase was due to an increase in NAV in excess of the required 5% return hurdle.
Depreciation and amortization
Depreciation and amortization was $35,947 for the three months ended June 30, 2026 and $26,226 for the three months ended June 30, 2025. The increase in depreciation and amortization during the periods presented is due to an increase from 215 properties classified as Investments in real estate as of June 30, 2025 to 258 properties as of June 30, 2026.
Income from unconsolidated real estate affiliates
Income from unconsolidated real estate affiliates was $40,625 for the three months ended June 30, 2026, and $76,077 for the three months ended June 30, 2025. The decrease in income from unconsolidated real estate affiliates is primarily due to a decrease in income from its investments in net lease data centers, partially offset by an increase in the Company’s investment in STORE as well as income from its investments in real estate debt held in joint ventures.
Interest expense
Interest expense was $37,426 for the three months ended June 30, 2026, and $22,739 for the three months ended June 30, 2025. The increase in expense is primarily due to an increase in borrowings, primarily our secured financings of investments in real estate debt, as well as an increase in our mortgage borrowings.
Interest income
Interest income was $50,070 and $24,154 for the three months ended June 30, 2026 and 2025, respectively. The increase in interest income in the current year was primarily due to acquisitions of investments in real estate debt.
Other income (expense), net
Other income, net was $28,840 for the three months ended June 30, 2026, compared to Other expense, net of $2,970 for the three months ended June 30, 2025. The increase in income in the current year is due to net gains on our derivative instruments not designated as hedging instruments, partially offset by net losses on our DST Program.

The following table sets forth the results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	$
Revenues
Rental revenue	$167,845	$112,970	$54,875
Income from investments in leases - Financing receivables	31,083	19,180	11,903
Total revenues	198,928	132,150	66,778

Expenses
Rental property operating	16,684	17,203	(519)
General and administrative	17,213	7,512	9,701
Impairment charges	22,734	—	22,734
Management fee	57,471	34,838	22,633
Performance participation allocation	60,497	30,896	29,601
Depreciation and amortization	71,206	52,063	19,143
Total expenses	245,805	142,512	103,293
Other income (expense)
Income from unconsolidated real estate affiliates	245,476	185,464	60,012
Gain (loss) on dispositions of real estate	724	(2,180)	2,904
Interest expense	(75,564)	(42,913)	(32,651)
Interest income	98,852	44,334	54,518
Other income (expense), net	17,735	(3,813)	21,548
Total other income, net	287,223	180,892	106,331
Net income before income taxes	$240,346	$170,530	$69,816
Income tax expense	3,470	81	3,389
Net income	236,876	170,449	66,427
Net income attributable to non-controlling interests	(10,759)	(9,733)	(1,026)
Net income attributable to ORENT shareholders	$226,117	$160,716	$65,401
Rental revenue
Rental revenue from our income property operations was $167,845 for the six months ended June 30, 2026 and $112,970 for the six months ended June 30, 2025. The increase in revenues is primarily due to an increase from 215 properties classified as Investments in real estate as of June 30, 2025 to 258 properties as of June 30, 2026, as well as contractual rent increases across the existing portfolio from June 30, 2025 to June 30, 2026.
Income from investments in leases - Financing receivables
Income from investments in leases - Financing receivables was $31,083 for the six months ended June 30, 2026 and $19,180 for the six months ended June 30, 2025. The increase in revenues is primarily due to revenue from properties acquired and leases executed after June 30, 2025.
Rental property operating expenses
Rental property operating expenses were $16,684 for the six months ended June 30, 2026, and $17,203 for the six months ended June 30, 2025. The decrease in expenses is primarily the result of a decrease in real estate taxes during the six months ended June 30, 2026 for properties that were not leased during the prior year comparable period.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2026 and 2025 were $17,213 and $7,512, respectively. The increase in General and administrative expenses is primarily due to an increase in third-party professional fees during the six months ended June 30, 2026, and a net favorable credit allowance adjustment under the CECL model of $2,848 during the six months ended June 30, 2025 compared to a net favorable credit allowance under the CECL model of $165 during the six months ended June 30, 2026.
Impairment charges
During the six months ended June 30, 2026, the Company recognized $22,734 of impairment charges related to tenant improvement costs for certain of its real estate properties for which rent has not yet commenced. The Company did not recognize any impairment charges during the six months ended June 30, 2025.
Management fee
The management fee for the six months ended June 30, 2026 and 2025 was $57,471 and $34,838, respectively. The increase was attributable to an increase in the Company’s average NAV during the period.
Performance participation allocation
The performance participation allocation for the six months ended June 30, 2026 and 2025 was $60,497 and $30,896, respectively. The increase was due to an increase in NAV in excess of the required 5% return hurdle.
Depreciation and amortization
Depreciation and amortization was $71,206 for the six months ended June 30, 2026 and $52,063 for the six months ended June 30, 2025. The increase in depreciation and amortization during the periods presented is due to an increase from 215 properties classified as Investments in real estate as of June 30, 2025 to 258 properties as of June 30, 2026.
Income from unconsolidated real estate affiliates
Income from unconsolidated real estate affiliates was $245,476 for the six months ended June 30, 2026, and $185,464 for the six months ended June 30, 2025. The increase in income from unconsolidated real estate affiliates is primarily due to an increase in the Company’s investment in STORE as well as income from its investments in real estate debt, partially offset by losses from its investments in net lease data centers.
Gain (loss) on dispositions of real estate
During the six months ended June 30, 2026, the Company recognized a gain on dispositions of real estate of $724 from the disposition of three properties, compared to a loss on dispositions of $2,180 during the six months ended June 30, 2025 due to the reversal of non-cash accretion of tenant loan receivables related to the contribution of 15 LV Petroleum properties to LV Petroleum JV.

Interest expense
Interest expense was $75,564 for the six months ended June 30, 2026, and $42,913 for the six months ended June 30, 2025. The increase in expense is primarily due to an increase in borrowings, primarily our secured financings of investments in real estate debt, as well as an increase in our mortgage borrowings.
Interest income
Interest income was $98,852 and $44,334 for the six months ended June 30, 2026 and 2025, respectively. The increase in interest income in the current year was primarily due to acquisitions of investments in real estate debt.
Other income (expense), net
Other income, net was $17,735 for the six months ended June 30, 2026, compared to Other expense, net of $3,813 for the six months ended June 30, 2025. The increase in income in the current year is due to net gains on our derivative instruments not designated as hedging instruments, partially offset by net losses on our DST Program.

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
Our total NAV presented in the following tables includes the NAV of our Class S, Class N, Class D, and Class I common shares, as well as the partnership interests of NLT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of June 30, 2026:

Components of NAV	June 30, 2026
Cash and cash equivalents	$614,145
Restricted cash	53,566
Investments in real estate	4,823,306
Investments in leases - Financing receivables	596,606
Investments in real estate debt	1,834,523
Intangible assets	311,236
Investments in unconsolidated real estate affiliates	4,417,070
Other assets	74,087
Mortgage notes and credit facility	(1,699,512)
Unsecured senior notes, net	(126,791)
Other borrowings	(441,777)
Due to affiliates	(53,133)
DST financing obligation	(714,785)
Accounts payable and accrued expenses	(191,883)
Other liabilities	(97,574)
Net Asset Value	$9,399,084
Number of outstanding shares/units	881,231,469

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2026 (dollars are in thousands except for per share amounts):

NAV per share	Class S Shares	Class N Shares	Class D Shares	Class I Shares (1)	Third - Party OP Units (2)	Total
NAV	$3,738,249	$602,361	$120,674	$4,527,558	$410,242	$9,399,084
Number of outstanding shares/units	351,949,979	56,234,893	11,518,112	423,183,800	38,344,685	881,231,469
NAV Per Share/Unit as of June 30, 2026	$10.6215	$10.7115	$10.4769	$10.6988	$10.6988
__________________
(1)Includes 3,652,810 Class I shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of NLT OP held by the Special Limited Partners and parties other than the Company.
The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of June 30, 2026:

Property Type	Capitalization Rate (1)
Industrial	6.0%
Retail	6.8%
Office	7.6%
Healthcare	6.6%
Land	8.1%
__________________
(1)Excludes properties owned by unconsolidated real estate affiliates.

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our wholly owned property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Retail	Office	Healthcare	Land
Capitalization Rate	0.25 % Decrease	+4.0%	+4.2%	+3.5%	+3.9%	+2.8%
(weighted average)	0.25 % Increase	(3.7)%	(3.8)%	(3.3)%	(3.6)%	(2.6)%

The following table reconciles shareholders’ equity and NLT OP partners’ capital per our Condensed Consolidated Balance Sheet to our NAV (in thousands):

June 30, 2026
Shareholders' equity	$8,145,601
Non-controlling interests attributable to NLT OP	233,121
Redeemable non-controlling interests	150,799
Redeemable common shares	39,081
Total partners' capital of NLT OP under GAAP	8,568,602
Adjustments:
Accrued shareholder servicing fee	182,300
Accrued organization and offering costs	5,816
Accumulated depreciation and amortization under GAAP	368,349
Allowance for credit losses under GAAP	24,707
Unrealized net real estate and real estate debt appreciation	368,037
Accrued interest on financing receivables	(37,304)
Straight-line rent	(77,853)
Deferred tax impact	(3,570)
NAV	$9,399,084
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
Distributions
Beginning September 21, 2022, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.1875 and $0.3750 per share for the three and six months ended June 30, 2026. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the six months ended June 30, 2026:

Record Date	Class S	Class N	Class D	Class I
January 31, 2026	$0.0551	$0.0581	$0.0603	$0.0625
February 28, 2026	0.0550	0.0581	0.0603	0.0625
March 31, 2026	0.0549	0.0580	0.0603	0.0625
April 30, 2026	0.0551	0.0581	0.0604	0.0625
May 31, 2026	0.0549	0.0580	0.0603	0.0625
June 30, 2026	0.0551	0.0581	0.0603	0.0625
Total	$0.3301	$0.3484	$0.3619	$0.3750
The following table details our distributions declared for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended				Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$70,324	48%	$47,181	49%	$134,610	47%	$90,465	50%
Reinvested in shares	76,849	52%	48,399	51%	149,355	53%	89,016	50%
Total distributions	$147,173	100%	$95,580	100%	$283,965	100%	$179,481	100%
Sources of Distributions
Cash flows from operating activities	$147,173	100%	$95,580	100%	$283,965	100%	$179,481	100%
Offering proceeds	—	—%	—	—%	—	—%	—	—%
Total sources of distributions	$147,173	100%	$95,580	100%	$283,965	100%	$179,481	100%

Cash flows from operating activities (1)	$126,016		$89,834		$252,061		$174,885
Adjusted cash flows from operating activities (1) (2)	$139,822		$96,272		$277,306		$183,693
Funds from Operations (2)	$98,787		$83,274		$315,367		$212,088
Adjusted Funds from Operations (2)	$166,518		$90,293		$302,446		$165,769
______________
(1)Excluding $20,988 of cash paid during the year ended December 31, 2024 for tenant lease inducements at properties previously under construction in accordance with their lease agreements, and including rent and preferred equity distributions from our build-to-suit arrangements for which rent has not commenced as of June 30, 2026, our inception to date cash flows from operating activities have funded 100% of our distributions. The payments were made using construction escrows acquired in 2022, and held in Restricted Cash on the Consolidated Balance Sheets as of December 31, 2023 and 2022.
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
The following table presents a reconciliation of our net cash flows provided by operating activities to our adjusted cash flows from operating activities:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net cash flows provided by operating activities	$126,016	$89,834	$252,061	$174,885
Build-to-suit rent and preferred equity distributions	13,806	6,438	25,245	8,808
Adjusted net cash flows provided by operating activities	$139,822	$96,272	$277,306	$183,693
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
The following table presents a reconciliation of net income (loss) attributable to ORENT shareholders to FFO and AFFO attributable to ORENT shareholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income attributable to ORENT shareholders	$64,285	$58,348	$226,117	$160,716
Adjustments to arrive at FFO:
Depreciation and amortization	35,947	26,226	71,206	52,063
Impairment charges	—	—	22,734	—
(Gain) loss on dispositions of real estate	—	—	(724)	2,180
Amount attributable to investment in unconsolidated affiliates	149	149	297	298
Amount attributable to non-controlling interests for above adjustments	(1,594)	(1,449)	(4,263)	(3,169)
FFO attributable to ORENT shareholders	98,787	83,274	315,367	212,088
Adjustments to arrive at AFFO:
Straight-line rental income	(8,082)	(5,280)	(15,999)	(10,405)
Amortization of ground lease and above/below-market lease intangibles	434	74	932	149
Unrealized (gain) loss on derivatives not designated as hedging instruments	(32,789)	5,260	(30,497)	6,648
Unrealized loss (gain) from changes in fair value of financial instruments	168	(1,152)	(95)	(1,979)
Adjustment for investments in unconsolidated real estate affiliates accounted for under fair value option	41,514	(24,195)	(84,638)	(96,455)
Unrealized loss from changes in fair value of DST financing obligation	12,073	(236)	19,779	879
(Recovery of) provision for credit losses	(44)	1,623	(165)	(2,848)
Accretion of tenant loan receivable	(5,754)	(1,653)	(10,385)	(3,337)
Performance participation allocation	30,040	18,331	60,497	30,896
Management fee	29,564	18,622	57,471	34,838
Debt extinguishment fees	—	257	—	257
Amortization of deferred financing costs	3,846	1,650	6,976	2,993
Shareholder servicing fees	(75)	(5,517)	(16,562)	(10,117)
Amount attributable to investment in unconsolidated affiliate	(31)	(36)	(61)	(71)
Amount attributable to non-controlling interests for above adjustments	(3,133)	(729)	(174)	2,233
AFFO attributable to ORENT shareholders	$166,518	$90,293	$302,446	$165,769
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $614,145 and availability under our credit facility of $955,087 as of June 30, 2026. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $1,338,061 for the six months ended June 30, 2026, as well as through the ability to sell our liquid CMBS investments with a fair value of $1,173,623 as of June 30, 2026. Additionally, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate.
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
Capital Resources
As of June 30, 2026, our indebtedness included loans secured by our properties, unsecured credit facilities, unsecured senior notes and other borrowings. The following table is a summary of our indebtedness as of June 30, 2026 (in thousands):

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)(2)	Weighted Average Maturity Date	Maximum Facility Size	June 30, 2026	December 31, 2025
Mortgage notes & credit facility:
Unsecured credit facility	S + 1.35%	6/12/2030	$1,250,000	$1,250,000	$1,250,000
Unsecured revolving credit facility(3)	S + 1.40%	6/12/2029	$2,610,000	—	414,000
Fixed rate mortgages	5.38%	11/22/2030	N/A	143,074	106,447
Variable rate mortgages	S + 1.83%	4/12/2029	N/A	360,602	106,462
Deferred financing costs, net				(53,712)	(43,912)
Total Mortgage notes & credit facilities, net:				$1,699,964	$1,832,997

Unsecured senior notes
Unsecured senior notes	6.35%	2/2/2030	N/A	$130,000	$130,000
Deferred financing costs, net				(3,209)	(3,504)
Unsecured senior notes, net				$126,791	$126,496

Other borrowings
Secured financings of investments in real estate debt	S + 1.54%	4/24/2027	$1,750,000	$444,621	$757,069
Deferred financing costs, net				(4,034)	(3,122)
Other borrowings, net				$440,587	$753,947
Total indebtedness				$2,267,342	$2,713,440
_______________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily secured overnight financing rate (“SOFR”), 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of June 30, 2026, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating rate debt. See further discussion of outstanding interest rate swaps below.
(2)The Company’s mortgage and notes payable contain yield or spread maintenance provisions.
(3)On July 1, 2026, the Company, through NLT OP, indirectly acquired all of the outstanding shares of common stock of Sila Realty Trust, Inc., a publicly traded REIT invested in net-lease real estate in the healthcare sector, in an all-cash, take-private transaction. The acquisition was funded by proceeds from the Company’s unsecured revolving credit facility.

Refer to Note 9 - Debt for additional information.
Private Offering

On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering. As of June 30, 2026, the Company is authorized to issue an unlimited number of shares of each of its four classes of common shares (Class S shares, Class N shares, Class D shares, and Class I shares).
As of August 6, 2026, we had received net proceeds of $9,138,221 from selling an aggregate 895,026,188 common shares in the Private Offering (consisting of 370,903,823 Class S shares, 58,598,205 Class N shares, 15,425,860 Class D shares, and 450,098,300 Class I shares).
Cash Flows
Cash flows provided by operating activities was $252,061 for the six months ended June 30, 2026 compared to $174,885 for the six months ended June 30, 2025. The change in cash flows provided by operating activities was primarily due to an increase in distributions of earnings from unconsolidated real estate affiliates and interest income from investments in real estate debt.
Cash flows used in investing activities was $529,062 for the six months ended June 30, 2026 compared to $1,257,366 for the six months ended June 30, 2025. The change in cash flows used in investing activities was primarily due to proceeds from the sale of investments in real estate debt and a decrease in investments made in unconsolidated real estate affiliates, partially offset by an increase in investing activity related to our investments in real estate and a decrease in proceeds received from dispositions of real estate.
Cash flows provided by financing activities was $777,685 for the six months ended June 30, 2026 compared to $1,251,784 for the six months ended June 30, 2025. The change in cash flows provided by financing activities was primarily due to an increase in net payments of principal on debt, partially offset by an increase in proceeds from the DST Program.
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
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of June 30, 2026.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$2,328,297	$366,155	$374,852	$1,525,740	$61,550
Organizational and offering costs	5,816	2,842	2,974	—	—
Total	$2,334,113	$368,997	$377,826	$1,525,740	$61,550
The Company has future commitments to fund the construction of wholly owned assets and assets held through joint ventures under build-to-suit arrangements. As of June 30, 2026, the Company estimates that its total remaining future commitments to complete the construction of the assets is $1,739,887. Additionally, as of June 30, 2026, the Company has commitments to make up to $82,557 and $198,330 in additional future fundings related to our investments in commercial real estate loans and investments in real estate, respectively, including those held through joint ventures.
On April 20, 2026, the Company, along with other affiliates of Blue Owl, entered into a definitive merger agreement with Sila Realty Trust, Inc (“Sila”) to acquire all of Sila's outstanding shares of common stock in an all-cash transaction. In conjunction, the Company has provided an equity commitment letter to fund $1,200,000 of equity related to the merger. The transaction closed on July 1, 2026 for a total acquisition cost of approximately $2,452,674, including capitalized transaction costs of $57,872.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk with respect to our variable-rate indebtedness as an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of floating rate financings with staggered maturities and through interest rate hedging agreements to fix all or a portion of our variable rate debt. As of June 30, 2026, the outstanding principal balance of our indebtedness was $2.3 billion and consisted of mortgage notes, term loan credit facilities, unsecured revolving credit facilities, unsecured senior notes, and other borrowings.
Certain of our mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and other borrowings are variable rate and indexed to SOFR, one-month SOFR, and one-month SONIA (collectively, the “Reference Rates”). For the three and six months ended June 30, 2026, a 50 basis point increase in each of the Reference Rates would have resulted in a $1.0 and $2.1 million increase in interest expense, respectively. Our exposure to interest rate risk may vary in future periods as the amounts and terms of our interest rate hedging agreements change over time as we implement our hedging program.
Investments in Real Estate Debt
As of June 30, 2026 and December 31, 2025, we held $1.5 billion and $1.7 billion of investments in real estate debt, respectively, which are reported at fair value on our Condensed Consolidated Balance Sheet. Our investments in real estate debt consist of floating rate and fixed rate debt. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and six months ended June 30, 2026, a 50 basis point increase or decrease in the Reference Rates would have resulted in a $2.8 and $5.6 million increase or decrease to income from investments in real estate debt, respectively.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. Additionally, we utilize interest rate hedging agreements on certain investments to fix all of or a portion of our variable interest rates. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of June 30, 2026 and December 31, 2025, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $154.0 million and $170.6 million, respectively.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
From time to time, we are party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of June 30, 2026, we were not involved in any material legal proceedings.
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

Shares Sold Date	Class S	Class N	Class D	Class I	Total	Aggregate Consideration (1)
April 2026	7,771,006	1,905,801	224,756	13,222,587	23,124,150	$245,719
May 2026	6,451,551	729,137	29,417	9,495,605	16,705,710	177,996
June 2026	6,754,513	500,647	1,885,978	12,733,412	21,874,550	233,179
Total	20,977,070	3,135,585	2,140,151	35,451,604	61,704,410	$656,894
(1)    Includes upfront selling commissions for Class S, Class N, and Class D shares of $2,013.

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
The following table sets forth purchases by the Company of its common shares during the three months ended June 30, 2026.

Repurchase Request Deadline	Total Number of Common Shares Purchased	Average Price per Common Share (1)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs (2)
June 4, 2026	13,513,925	$10.6414	13,513,925	$—
Total	13,513,925	$10.6414	13,513,925	$—
_______________
(1)Repurchase pricing date was April 30, 2026.

(2)Repurchases are limited as set forth in our Share Repurchase Plan described above. All requests under the Share Repurchase Plan were satisfied.

From Inception through June 30, 2026, 17,622,805 Class I OP Units were issued to the Special Limited Partners. Subsequent to initial issuance, 12,045,212 Class I OP Units were distributed to participants in the Special Limited Partners, with the remaining 5,577,593 Class I OP Units held directly by the Special Limited Partners as of June 30, 2026.
From Inception through June 30, 2026, the Company issued 20,700,709 Class I shares to the Adviser as payment of management fees and interest on the affiliate line of credit and has repurchased 17,167,252 of such shares. As of June 30, 2026, the Adviser held 5,976,299 Class I shares, including shares previously purchased by the Adviser. The repurchase of any Class I OP Units held by the Special Limited Partners or Class I shares held by the Adviser acquired as payment of management fee and interest earned by the Adviser occurs outside of our Share Repurchase Plan.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended June 30, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
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
10.1
First Amendment to Amended and Restated Credit Agreement, dated as of June 18, 2026, by and among Blue Owl NLT Operating Partnership LP, as borrower, the other loan parties party thereto, KeyBank National Association, as Agent for the lenders, and the other lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2026 and incorporated herein by reference)

10.2*	Second Amended and Restated DST Dealer Manager Agreement, dated June 26, 2026, between Blue Owl Real Estate Exchange LLC, Blue Owl Securities LLC and Blue Owl NLT Operating Partnership LP
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: August 12, 2026