Form 10-Q
period 2026-09-30
Blue Owl Real Estate Net Lease Trust
filed 2026-11-06
CIK 1944366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Registrant’s telephone number, including area code

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2026, the issuer had the following shares outstanding: 383,235,955 Class S shares, 63,251,076 Class N shares, 11,756,361 Class D shares, and 475,485,473 Class I shares.

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

•the current concentration of our portfolio in certain industries and geographies, and, as a consequence, the potential substantial impact of adverse economic or business conditions affecting that particular type of asset or geography on our aggregate returns;
•limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or to maintain our qualification as a real estate investment trust (a “REIT”), for U.S. federal income tax purposes;
•the lack of a public trading market for our common shares of beneficial interest, par value $0.01 per share (“common shares” or “shares”) and the limitations on disposition of your shares subject to available liquidity and other significant restrictions under our share repurchase plan (the “Share Repurchase Plan”), which provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but does not obligate us to repurchase any shares and maintains that we may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion;
•the ability of our Board of Trustees (the “Board” or “Board of Trustees”) to make exceptions to, modify and suspend our Share Repurchase Plan if, in its judgment, it deems such action to be in our best interest;
•the timing, amount, and source of distributions, including how distributions may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, DST proceeds, the sale of our assets, and repayments of our real estate debt investments, and that we have no limits on the amounts we may fund from such sources;
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
For more information regarding these and other risks and uncertainties that we face, refer to Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026 and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$6,780,013	$4,008,624
Investments in leases – Financing receivables, net	605,272	502,573
Investments in real estate debt (includes $1,671,521 and $1,705,886 reported at fair value as of September 30, 2026 and December 31, 2025, respectively)	2,045,961	2,101,147
Investments in unconsolidated real estate affiliates (includes $4,571,130 and $3,801,703 reported at fair value as of September 30, 2026 and December 31, 2025, respectively)	4,576,116	3,806,866
Intangible assets, net	639,409	242,992
Cash and cash equivalents	213,807	119,444
Restricted cash	53,463	48,521
Other assets	239,438	85,242
Total assets	$15,153,479	$10,915,409

Liabilities and Equity
Mortgage notes and credit facilities, net	$3,861,514	$1,832,997
Unsecured senior notes, net	—	126,496
Other borrowings, net	463,432	753,947
Due to affiliates	255,523	227,968
DST financing obligation	965,513	350,125
Accounts payable and accrued expenses	231,689	148,117
Other liabilities	315,316	87,115
Total liabilities	6,092,987	3,526,765

Redeemable non-controlling interests	180,267	125,360
Redeemable common shares	21,599	7,885

Equity
Common shares — Class S, $0.01 par value per share, 370,879,690 and 306,971,144 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3,709	3,070
Common shares — Class N, $0.01 par value per share, 60,995,027 and 47,799,493 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	610	478
Common shares — Class D, $0.01 par value per share, 11,528,492 and 8,920,047 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	115	89
Common shares — Class I, $0.01 par value per share, 450,923,594 and 358,834,111 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4,505	3,585
Additional paid-in capital	8,876,353	7,118,409
Accumulated earnings and cumulative distributions	(259,262)	(108,056)
Accumulated other comprehensive income (loss)	3,529	(755)
Total Shareholders’ Equity	8,629,559	7,016,820
Non-controlling interests	229,067	238,579
Total equity	8,858,626	7,255,399
Total liabilities and equity	$15,153,479	$10,915,409
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues
Rental revenue	$143,039	$56,908	$310,884	$169,878
Income from investments in leases - Financing receivables	16,674	9,054	47,757	28,234
Total revenues	159,713	65,962	358,641	198,112

Expenses
Rental property operating	14,516	8,997	31,200	26,200
General and administrative	26,840	10,737	44,053	18,249
Impairment charges	—	—	22,734	—
Management fee	31,676	21,361	89,147	56,199
Performance participation allocation	33,651	36,140	94,148	67,036
Depreciation and amortization	64,927	26,561	136,133	78,624
Total expenses	171,610	103,796	417,415	246,308

Other income (expense)
Income from unconsolidated real estate affiliates	155,091	231,342	400,567	416,806
Gain (loss) on dispositions of real estate	113	—	837	(2,180)
Interest expense	(59,209)	(27,399)	(134,773)	(70,312)
Interest income	45,446	29,519	144,298	73,853
Other income (expense), net	(59,945)	8,956	(42,210)	5,143
Total other income, net	81,496	242,418	368,719	423,310
Net income before income taxes	$69,599	$204,584	$309,945	$375,114
Income tax expense	4,011	521	7,481	602
Net income	65,588	204,063	302,464	374,512
Net income attributable to non-controlling interests	(2,610)	(10,988)	(13,369)	(20,721)
Net income attributable to ORENT shareholders	$62,978	$193,075	$289,095	$353,791
Net income per common share – basic	$0.07	$0.31	$0.35	$0.65
Net income per common share – diluted	$0.07	$0.31	$0.35	$0.65
Weighted-average common shares outstanding, basic	883,386,830	617,009,847	829,375,432	546,277,237
Weighted-average common shares outstanding, diluted	923,514,057	651,859,673	868,294,923	578,822,053

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$65,588	$204,063	$302,464	$374,512
Other comprehensive income (loss):
Change in unrealized gain (loss) on derivative instruments	23,368	(1,198)	45,595	(22,242)
Change in unrealized income (loss) on AFS investments in real estate debt	(16,157)	3,456	(16,901)	587
Foreign currency translation adjustment	402	(12,096)	(24,258)	25,321
Other comprehensive income (loss)	7,613	(9,838)	4,436	3,666
Comprehensive income	73,201	194,225	306,900	378,178
Comprehensive income attributable to non-controlling interests	(2,929)	(10,462)	(13,521)	(20,949)
Comprehensive income attributable to ORENT shareholders	$70,272	$183,763	$293,379	$357,229
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Changes in Equity
(Dollars in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings and Cumulative Distributions	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2026	$3,520	$562	$115	$4,192	$8,306,778	$(3,765)	$(165,801)	$8,145,601	$234,304	$8,379,905
Common shares issued	193	47	1	324	603,598	—	—	604,163	—	604,163
Offering costs	—	—	—	—	(18,605)	—	—	(18,605)	—	(18,605)
Distribution reinvestment	33	5	1	36	79,771	—	—	79,846	—	79,846
Common share repurchases	(32)	(4)	(2)	(52)	(95,341)	—	—	(95,431)	—	(95,431)
Converted common shares	(5)	—	—	5	—	—	—	—	—	—
Amortization of restricted stock grants	—	—	—	—	59	—	—	59	—	59
Net income (Net income of $968 allocated to redeemable NCI)	—	—	—	—	—	—	62,978	62,978	1,643	64,621
Other comprehensive income (Other comprehensive income of $108 allocated to redeemable NCI)	—	—	—	—	—	7,294	—	7,294	211	7,505
Distributions declared on common shares ($0.1875 gross per share)	—	—	—	—	—	—	(156,439)	(156,439)	—	(156,439)
Redeemable common share measurement adjustment	—	—	—	—	(203)	—	—	(203)	—	(203)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	553	553
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(5,684)	(5,684)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(3,024)	—	—	(3,024)	—	(3,024)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	3,320	—	—	3,320	(1,960)	1,360
Balance at September 30, 2026	$3,709	$610	$115	$4,505	$8,876,353	$3,529	$(259,262)	$8,629,559	$229,067	$8,858,626

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings and Cumulative Distributions	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2025	$2,429	$347	$46	$2,785	$5,501,647	$(5,368)	$(195,102)	$5,306,784	$245,641	$5,552,425
Common shares issued	314	58	15	390	802,397	—	—	803,174	—	803,174
Offering costs	—	—	—	—	(25,040)	—	—	(25,040)	—	(25,040)
Distribution reinvestment	23	3	1	24	51,419	—	—	51,470	—	51,470
Common share repurchases	(19)	—	—	(29)	(55,195)	—	—	(55,243)	—	(55,243)
Converted common shares	(14)	—	12	3	(1)	—	—	—	—	—
Amortization of restricted stock grants	—	—	—	—	59	—	—	59	—	59
Net income (Net income of $2,394 allocated to redeemable NCI)	—	—	—	—	—	—	193,075	193,075	8,594	201,669
Other comprehensive loss (Other comprehensive loss of $115 allocated to redeemable NCI)	—	—	—	—	—	(9,313)	—	(9,313)	(410)	(9,723)
Distributions declared on common shares ($0.1750 gross per share)	—	—	—	—	—	—	(101,719)	(101,719)	—	(101,719)
Redeemable common share measurement adjustment	—	—	—	—	(265)	—	—	(265)	—	(265)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	17,167	17,167
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(6,466)	(6,466)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(806)	—	—	(806)	—	(806)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	5,077	—	—	5,077	(45)	5,032
Balance at September 30, 2025	$2,733	$408	$74	$3,173	$6,279,292	$(14,681)	$(103,746)	$6,167,253	$264,481	$6,431,734

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Changes in Equity
(Dollars in thousands, except per share data)

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings and Cumulative Distributions	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$3,070	$478	$89	$3,585	$7,118,409	$(755)	$(108,056)	$7,016,820	$238,579	$7,255,399
Common shares issued	660	133	30	1,011	1,942,685	—	—	1,944,519	—	1,944,519
Offering costs	—	—	—	—	(57,767)	—	—	(57,767)	—	(57,767)
Distribution reinvestment	95	13	3	100	223,812	—	—	224,023	—	224,023
Common share repurchases	(102)	(14)	(7)	(205)	(347,551)	—	—	(347,879)	—	(347,879)
Converted common shares	(14)	—	—	14	—	—	—	—	—	—
Amortization of restricted share grants	—	—	—	—	200	—	—	200	—	200
Net income (Net income of $4,864 allocated to redeemable NCI)	—	—	—	—	—	—	289,095	289,095	8,505	297,600
Other comprehensive income (Other comprehensive income of $4 allocated to redeemable NCI)	—	—	—	—	—	4,284	—	4,284	147	4,431
Distributions declared on common shares ($0.5625 gross per share)	—	—	—	—	—	—	(440,301)	(440,301)	—	(440,301)
Redeemable common share measurement adjustment	—	—	—	—	(600)	—	—	(600)	—	(600)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,099	1,099
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(17,281)	(17,281)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(6,228)	—	—	(6,228)	—	(6,228)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	3,393	—	—	3,393	(1,982)	1,411
Balance at September 30, 2026	$3,709	$610	$115	$4,505	$8,876,353	$3,529	$(259,262)	$8,629,559	$229,067	$8,858,626

	Par Value
	Class S Common Shares	Class N Common Shares	Class D Common Shares	Class I Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings and Cumulative Distributions	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$1,870	$152	$18	$2,192	$4,149,362	$(18,118)	$(187,297)	$3,948,179	$249,319	$4,197,498
Common shares issued	886	250	42	1,070	2,297,287	—	—	2,299,535	—	2,299,535
Offering costs	—	—	—	—	(71,970)	—	—	(71,970)	—	(71,970)
Distribution reinvestment	62	6	2	64	136,241	—	—	136,375	—	136,375
Common share repurchases	(63)	—	—	(164)	(232,375)	—	—	(232,602)	—	(232,602)
Converted common shares	(22)	—	12	11	(1)	—	—	—	—	—
Amortization of restricted share grants	—	—	—	—	176	—	—	176	—	176
Net income (Net income of $3,962 allocated to redeemable NCI)	—	—	—	—	—	—	353,791	353,791	16,759	370,550
Other comprehensive income (Other comprehensive income of $67 allocated to redeemable NCI)	—	—	—	—	—	3,437	—	3,437	162	3,599
Distributions declared on common shares ($0.5250 gross per share)	—	—	—	—	—	—	(270,240)	(270,240)	—	(270,240)
Redeemable common share measurement adjustment	—	—	—	—	(284)	—	—	(284)	—	(284)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	17,286	17,286
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(21,495)	(21,495)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(1,268)	—	—	(1,268)	—	(1,268)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	2,124	—	—	2,124	2,450	4,574
Balance at September 30, 2025	$2,733	$408	$74	$3,173	$6,279,292	$(14,681)	$(103,746)	$6,167,253	$264,481	$6,431,734
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, except per share data)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$302,464	$374,512

Adjustments to reconcile net income to cash provided by operating activities:
Management fee	89,147	56,199
Performance participation allocation	94,148	67,036
Depreciation and amortization	136,133	78,624
Other intangibles amortization	2,034	2,013
Straight-line rent adjustment	(28,837)	(15,603)
Accretion of tenant loan receivable	(17,245)	(4,997)
Amortization of deferred financing costs	10,787	5,643
Debt extinguishment expense	2,966	257
Capitalized interest on real estate under development	(824)	(2,291)
Impairment charges	22,734	—
Income from unconsolidated real estate affiliates	(400,567)	(416,806)
Distribution of earnings from unconsolidated real estate affiliates	183,968	150,151
Net (gain) loss on dispositions of real estate	(837)	2,180
Lease right of use asset amortization	225	491
Net loss on derivative instruments not designated as hedges	5,957	634
Net realized gain on investments in real estate debt	(3,717)	—
Net unrealized loss (gain) on investments in real estate debt	37	(3,353)
Net unrealized loss (gain) on fair value of DST financing obligation	9,186	(691)
Changes in provision for current expected credit losses	(802)	1,813
Other	277	476
Change in assets and liabilities:
Increase in other assets	(28,747)	(11,758)
Decrease in due to affiliates	(3,078)	(1,514)
Decrease in accounts payable and accrued expenses	(176)	(3,265)
Increase in other liabilities	15,482	1,464
Net cash provided by operating activities	390,715	281,215

Cash flows from investing activities:
Acquisitions of and additions to real estate	(2,847,859)	(59,682)
Payments for real estate under development	(85,142)	(21,109)
Proceeds from disposition of real estate	12,002	137,322
Pre-acquisition costs and deposits	(5,399)	—
Capital improvements to real estate	—	(552)
Investments in leases - financing receivables	(84,416)	(129,092)
Purchase of investments in real estate debt	(1,181,786)	(1,024,341)
Sale of investments in real estate debt	1,110,629	335,031
Investment in unconsolidated real estate affiliates	(537,384)	(2,083,573)
Sale of investments in unconsolidated real estate affiliates	—	559,965
Return of capital from investments in unconsolidated real estate affiliates	107,354	78,962
Payments made for derivative instruments	(100,325)	—
Payments received for derivative instruments	81,308	—
Net cash used in investing activities	(3,531,018)	(2,207,069)

Cash flows from financing activities:
Proceeds from issuance of common shares	1,941,131	2,291,862
Payment of distributions to common shareholders	(227,930)	(137,995)

Proceeds from issuance of non-controlling interests	—	186
Payment of distributions to non-controlling interests	(21,589)	(16,753)
Repurchase of common shares	(420,869)	(335,048)
Redemption of non-controlling interests	(36,240)	(1,163)
Proceeds from DST Program	606,116	202,448
Borrowings under secured financings of investments in real estate debt	193,237	328,305
Repayment of secured financings of investments in real estate debt	(482,839)	(4,747)
Borrowings under term loan credit facility	—	84,500
Borrowings under revolving credit facility	3,527,400	923,000
Repayment of revolving credit facility	(2,013,400)	(1,169,950)
Repayment of unsecured senior notes	(130,000)	—
Borrowings under mortgage notes	341,764	57,750
Payment of deferred financing costs	(33,797)	(36,651)
Net cash provided by financing activities	3,242,984	2,185,744
Net change in cash and cash equivalents and restricted cash	102,681	259,890
Cash and cash equivalents and restricted cash, beginning of period	167,965	162,787
Effects of currency translation on cash, cash equivalents, and restricted cash	(3,376)	(636)
Cash and cash equivalents and restricted cash, end of period	$267,270	$422,041

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$213,807	$374,834
Restricted cash	53,463	47,207
Total cash and cash equivalents and restricted cash	$267,270	$422,041

Supplemental disclosures:
Interest paid	$117,964	$68,228
Income taxes paid	$5,030	$1,281
Accrued unpaid amounts for real estate under development	$85,374	$22,044
Accrued unpaid amounts for capital improvements to real estate	$30,116	$—
Accrued unpaid amounts for other intangible assets	$—	$30,183

Non-cash investing and financing activities:
Contribution of real estate assets for investment in unconsolidated real estate affiliate	$122,622	$142,357
Assumption of mortgage notes in conjunction with acquisitions of real estate	$200,000	$—
Issuance of NLT OP units as consideration for acquisitions of real estate	$—	$17,100
Issuance of redeemable Class I shares as settlement of the management fee	$84,488	$51,345
Redeemable non-controlling interests issued as settlement of performance participation allocation	$91,221	$46,616
Allocation to redeemable non-controlling interests	$6,228	$1,268
Allocation to redeemable common shares	$600	$284
Distribution reinvestment	$224,023	$136,241
Accrued distributions for common shareholders	$13,259	$35,131
Accrued distributions for non-controlling interests	$447	$2,066
Accrued shareholder servicing fees	$23,032	$150,277
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Real Estate Net Lease Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
1.    Organization and Nature of the Business
Blue Owl Real Estate Net Lease Trust (formerly, Oak Street Net Lease Trust) (“we”, “us”, “our”, “ORENT”, and the “Company”) was formed on April 4, 2022 as a Maryland statutory trust; however, no activity occurred until the first capital funding from Blue Owl Capital Inc. (“Blue Owl”) on August 9, 2022. The Company invests primarily in a diversified portfolio of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors across the United States and Canada, and to a lesser extent, Europe. The Company is the sole general partner and majority limited partner in Blue Owl NLT Operating Partnership LP (formerly OakTrust Operating Partnership L.P.), a Delaware limited partnership (“NLT OP” or the “Operating Partnership”). Substantially all of the Company’s business is conducted through NLT OP. As of September 30, 2026, ORENT owns 95.6% of NLT OP. The Company and NLT OP are externally managed by Blue Owl Real Estate Capital LLC (formerly, Oak Street Real Estate Capital, LLC) (“Blue Owl Real Assets” or “Adviser”), a subsidiary of Blue Owl. The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and board of trustees (the “Board” or “Board of Trustees”).
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
The Company’s principal business is the acquisition, ownership, financing, and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and its management does not distinguish the principal business, or group the operations, by geography, property type, lease classification, investment type, or any other grouping for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment as of September 30, 2026.
As of September 30, 2026, the Company owned 413 investments in real estate (including ten investments held in consolidated joint ventures), 21 investments in real estate leases, and four build-to-suit assets currently in development, including industrial, retail, healthcare, and office properties. Additionally, the Company holds interests in 18 unconsolidated real estate affiliates, including STORE Capital LLC (“STORE”). As of September 30, 2026, STORE owns 3,606 properties leased to 697 tenants on a triple-net lease basis. The Company also holds investments in real estate debt which consist of securities and loans (refer to Note 6 - Investments in Real Estate Debt).
On September 1, 2022, the Company commenced the offering of its common shares through a continuous private placement offering (“Private Offering”), pursuant to exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation D or Regulation S thereunder and applicable state securities laws. As of September 30, 2026, the Company is authorized to issue an unlimited number of shares of each of its four classes of common shares (Class S shares, Class N shares, Class D shares, and Class I shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. The Company conducts monthly closings and sells shares at the prior month’s net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the audit committee of the Board of Trustees, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
Certain prior period amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation. Specifically, Acquisition of intangible assets of $5,319 for the nine months ended September 30, 2025, previously presented as a separate line item is now included in Acquisition of real estate. This reclassification had no effect on previously reported net income, total equity, or net increase in cash, cash equivalents and restricted cash.
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
When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected the fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro rata share of net income, contributions and distributions. Equity method investments for which the Company has elected the FVO are initially recorded at fair value and subsequently adjusted for the Company’s pro rata share of the changes in fair value.
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
The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2026. Inherent in such estimates and judgments relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, are assumptions about the Company’s strategic plans with regard to its operations. Actual results could differ materially from those estimates.
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
Leases
Lessee
The Company accounts for its leases in accordance with ASC 842, Leases (“ASC 842”). We determine if an arrangement is a lease at contract inception. If there is an identified asset in the contract (either explicitly or implicitly) and the Company has control over its use, the contract is (or contains) a lease. Lease assets and liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. The lease term includes extension options to the extent that exercise of the option is deemed probable. Included in the lease liability are future lease payments that are fixed, in-substance fixed, or payments based on an index or rate known at the commencement date of the lease. Variable lease payments are recognized as lease expenses as incurred.
The operating lease and finance lease right-of-use (“ROU”) assets are included in Other assets on the Condensed Consolidated Balance Sheets. Our acquired right-of-use assets reflect the net favorable/unfavorable terms of the leases when compared with market terms. Operating lease expense is recognized on a straight-line basis over the lease term and is included in Rental property operating expenses or General and administrative expenses in the Condensed Consolidated Statements of Operations, based on the nature of the lease. There is no amortization of the finance lease ROU asset as the underlying leased asset is land with an indefinite useful life. Interest on the finance lease liability is recognized using the effective interest method and is included in Interest expense in the Condensed Consolidated Statements of Operations.
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rates based on the information available at the commencement date in determining the present value of lease payments. Refer to Note 12 - Leases for additional information.
As of September 30, 2026, the Company is the lessee in various non-cancellable operating lease agreements for the land on which certain of its properties reside (“ground leases”) and for an office space. Additionally, the Company has one non-cancellable lease agreement that is classified as a finance lease related to a ground lease of a healthcare property as the lease includes a purchase option that is reasonably certain to be exercised. As of September 30, 2026 and December 31, 2025, the Company was the lessee in three arrangements that did not require third-party lease payments. Accordingly, no lease liability was recognized.

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
Whether the acquisition of a property is considered a business combination or asset acquisition, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions. All of the Company’s property acquisitions to date have been accounted for as asset acquisitions.
Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, right-of-use assets and lease liabilities, other identified intangible assets, and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
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
Intangible lease assets and intangible lease liabilities are recorded as Intangible assets, net and a component of Other liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets. The amortization of acquired above and below-market leases, and tenant lease inducements is recorded as an adjustment to Rental revenue on the Company’s Condensed Consolidated Statements of Operations. The amortization of in-place leases and other lease intangibles is recorded as an adjustment to Depreciation and amortization expense on the Company’s Condensed Consolidated Statements of Operations.
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated remaining useful lives of the assets as follows:

Description	Depreciable Life
Buildings	5 - 55 years
Land improvements	1 - 55 years
Tenant improvements	5 - 20 years
Furniture, fixtures and equipment	5 years
In-place lease intangibles	Over lease term
Other lease intangibles (1)	Over lease term
(1)    Other lease intangibles primarily includes above and below market leases, tenant lease inducements, and lease commissions.

For the nine months ended September 30, 2026 and September 30, 2025, depreciation expense was $109,697 and $70,198, respectively.
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
Significant improvements to properties are capitalized. Repairs and maintenance are expensed to operations as incurred and are included in Rental property operating expenses on the Company’s Condensed Consolidated Statements of Operations.
The Company capitalizes certain costs related to the development of real estate, including pre-construction costs, real estate taxes, insurance, construction costs, and salaries and related costs of personnel directly involved. Additionally, we capitalize interest costs related to development activities. Capitalization of these costs begins when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use at which time the project is placed in service and depreciation commences. Interest costs capitalized for the nine months ended September 30, 2026 and September 30, 2025, were approximately $522 and $1,008, respectively. Additionally, we make estimates as to the probability of completion of development, and we expense all capitalized costs which are not recoverable.
When assets are sold or retired, their costs and related depreciation are removed from the Company’s Condensed Consolidated Balance Sheets with the resulting gain or loss, if any, reflected in net income or loss for the period in the Condensed Consolidated Statements of Operations.
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
The valuation and possible subsequent impairment of real estate properties is a significant estimate that can and does change based on the Company’s continuous process of analyzing each real estate property’s economic condition at a point in time and reviewing assumptions about uncertain inherent factors, including observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses, estimated net disposition proceeds, and discount rates. These unobservable inputs are based on a real estate property’s market conditions and expected growth rates. It may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments in real estate between valuations, or to obtain complete information regarding any such events in a timely manner. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in additional impairment of the real estate properties. During the nine months ended September 30, 2026, the Company recorded impairment expense of $22,734 related to its real estate properties. The Company did not record impairment expense during the nine months ended September 30, 2025.
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
The Company evaluates its equity method investments on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, the Company measures the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint-venture agreement. For equity investments in entities that hold real estate, the estimated fair value of the underlying investment’s real estate is calculated based on whether the acquisition of a property qualifies as a business combination or an asset acquisition. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities generally approximates their carrying values.
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

Valuation of assets and liabilities measured at fair value
Certain of the Company’s investments in real estate debt and investments in unconsolidated real estate affiliates are reported at fair value. As of September 30, 2026, the Company’s investments in real estate debt reported at fair value, directly or indirectly, consisted of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets, as well as term, revolver, and mezzanine loans secured by real estate assets, presented collectively as commercial real estate loans.
In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable. Certain of the Company’s investments in real estate debt are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to Note 6 - Investments in Real Estate Debt for additional details.
The Company has elected the FVO for certain of its investments in unconsolidated real estate affiliates and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its pro rata share of the investments’ equity at fair value. The investments’ underlying real estate holdings, debt investments, and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying real estate holdings is generally determined using the income capitalization valuation method. As of September 30, 2026, the weighted average capitalization rate utilized to value the underlying real estate held in unconsolidated joint ventures, excluding real estate under development, was 6.8%. The fair value of the underlying debt investments and debt is determined by discounting the future contractual cash flows to the present value using current market interest rates. As of September 30, 2026, the weighted average interest rate utilized to value the underlying debt investments was 7.2% and the weighted average interest rate utilized to value the underlying debt was 5.8%.
The Company’s derivative financial instruments are reported at fair value. The calculation of the fair value of derivative instruments is complex and different inputs in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments included in our financial statements. The fair values of the Company’s derivative financial instrument contracts were estimated using advice from a third-party derivative specialist, based on cash flows and observable inputs (Level 2 inputs). Refer to Note 10 - Derivative Financial Instruments.
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

The following table details the Company’s assets measured at fair value on a recurring basis:

	September 30, 2026			December 31, 2025
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investments in unconsolidated real estate affiliates	$—	$4,571,130	$4,571,130	$—	$3,801,703	$3,801,703
Investments in real estate debt	1,289,014	382,507	1,671,521	853,531	852,355	1,705,886
Derivative assets (1)	65,806	—	65,806	8,899	—	8,899
Total	$1,354,820	$4,953,637	$6,308,457	$862,430	$4,654,058	$5,516,488

Liabilities:
Derivative liabilities (2)	$18,327	$—	$18,327	$25,205	$—	$25,205
DST financing obligation	—	965,513	965,513	—	350,125	350,125
Total	$18,327	$965,513	$983,840	$25,205	$350,125	$375,330
(1) Included within Other assets within the Condensed Consolidated Balance Sheets.
(2) Included within Other liabilities within the Condensed Consolidated Balance Sheets.

The following table details the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Investments in real estate debt	Investments in unconsolidated real estate affiliates	Total Assets	DST Financing Obligation
Balance as of December 31, 2025	$852,355	$3,801,703	$4,654,058	$350,125
Purchases	339,948	660,003	999,951	—
Sales	(808,902)	—	(808,902)	—
Distributions received	—	(291,033)	(291,033)	—
Interest income	(1,398)	—	(1,398)	—
DST Program proceeds	—	—	—	606,116
Included in net income
Net loss on fair value of DST financing obligation	—	—	—	9,186
Gain on fair value of investments in real estate debt	504	—	504	—
Net loss on sale of DST interests	—	—	—	86
Income from unconsolidated real estate affiliates measured at fair value	—	400,457	400,457	—
Balance as of September 30, 2026	$382,507	$4,571,130	$4,953,637	$965,513
Valuation of assets measured at fair value on a nonrecurring basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore such assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter and when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. During the nine months ended September 30, 2026, the Company recorded impairment expense of $22,734 related to its real estate properties. The Company did not record impairment expense during the nine months ended September 30, 2025.
Valuation of liabilities not measured at fair value
As of September 30, 2026 and December 31, 2025, the fair value of the Company’s unsecured term loan credit facility, unsecured revolving credit facility, mortgages payable, unsecured senior notes, and other borrowings was $3,553 below and $1,136 above carrying value, respectively. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield.

Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 9 - Debt.
Allowance for Credit Losses
The Company analyzes its Investments in leases - Financing receivables, net, certain of its investments in real estate debt which are held-to-maturity and its investment in loans receivable, which are included within Investments in real estate debt in the Company’s Condensed Consolidated Balance Sheets, for potential credit losses under the current expected credit losses (“CECL”) model. The allowance for credit losses is measured, considering the Company’s ownership of the leased asset, using a probability of default method based on the lessee’s and borrower’s respective credit ratings, the expected value related to re-leasing underlying assets or collateral, our historical loss experiences, and other factors related to other sale-leasebacks accounted for as financing receivables and our investments in real estate debt. Included in the Company’s model are factors that incorporate forward-looking information. Changes in the allowance for credit losses are subsequently included in the Company’s Condensed Consolidated Statements of Operations within General and administrative expenses and as a reduction to Investments in leases - Financing receivables, net and Investments in real estate debt in the Company’s Condensed Consolidated Balance Sheets. If and when a lease that is accounted for as an Investment in leases - Financing receivable, net is terminated or modified such that it results in a revised lease classification of operating lease, the asset is no longer analyzed under the CECL model and is instead analyzed for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value.
As of September 30, 2026 and December 31, 2025, the Company has recorded an allowance for credit losses of $21,864 and $22,515, respectively, related to its Investments in leases - Financing receivables, net. As of September 30, 2026 and December 31, 2025, the Company has recorded an allowance for credit losses of $2,678 and $2,829, respectively, related to its investments in real estate debt designated as held-to-maturity. As of September 30, 2026 and December 31, 2025, the Company has not recorded an allowance for credit losses related to its investments in loans receivable. Refer to Note 6 - Investments in Real Estate Debt for additional information.
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
Employee Termination and Retention Benefits
We account for one-time employee termination benefits, including retention and severance benefits not provided under an ongoing benefit arrangement, under ASC 420, Exit or Disposal Cost Obligations. A liability is recognized when the benefit arrangement has been communicated to employees and the ASC 420 recognition criteria are met. If employees are not required to render future service, the liability is recognized in full at the communication date. If employees must render service until a stated separation or retention date, the liability is measured at the communication date based on its fair value as of the termination date and recognized ratably over the required service period. No liability is recognized for benefits that have not yet met these criteria. Termination benefits provided under ongoing benefit arrangements or existing contractual agreements are accounted for under ASC 712, Compensation—Nonretirement Postemployment Benefits, and are recognized when it is probable that employees will be entitled to the benefits and the amount can be reasonably estimated. These expenses are included in General and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.

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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the expense caption an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in ASU 2024-03 apply to all PBEs, including entities that file or furnish financial statements with the SEC, inclusive of brokers and dealers in securities and voluntary filers. The ASU should be adopted prospectively, however, retrospective adoption is permitted. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income - Expense Disaggregation Disclosures, which clarified the effective date of ASU 2024-03. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Entities may elect to apply the amendments either prospectively or retrospectively. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a VIE. The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not. Under ASU 2025-03, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a VOE. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the adoption date. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.
3.    Acquisitions and Dispositions
Acquisitions
The following tables set forth the acquisition values, number of properties, and total rentable square feet of gross leasable area (“GLA”) of the Company’s acquisitions during the nine months ended September 30, 2026 and 2025, including assets held in consolidated joint ventures. For acquisitions not denominated in USD, the amounts have been presented in USD at the prevailing foreign exchange rate on the acquisition date.

	Nine Months Ended September 30, 2026
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Industrial	$562,986	13	4,895
Retail	58,640	9	241
Healthcare	2,436,359	145	5,422
Land	9,032	4	1,242
Total	$3,067,017	171	11,800

	Nine Months Ended September 30, 2025
Property Type	Acquisition Value	Number of Properties	Square Feet (in thousands)
Industrial	$41,726	2	530
Retail	127,969	22	220
Land	54,959	1	16,369
Total	$224,654	25	17,119

The following table details the purchase price allocation for the properties acquired during the nine months ended September 30, 2026 and 2025, including assets held in consolidated joint ventures:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Buildings	$2,311,168	$46,511
Land and land improvements	453,396	20,836
Construction in process	—	20,155
Financing receivables	22,720	129,092
In-place lease intangibles	263,725	3,660
Above-market lease intangible assets	17,932	—
Other lease intangibles	141,274	4,467
Right-of-use assets	49,707	—
Below-market lease intangible liabilities	(148,921)	(67)
Lease liabilities	(43,984)	—
Total Purchase Price	$3,067,017	$224,654
During the nine months ended September 30, 2026, the Company funded $66,268 in additional purchase price for existing investments and capitalized an additional $14,201 in capital expenditures related to existing investments. Additionally, during the nine months ended September 30, 2026, the Company obtained a 95% ownership interest in Monarch Medical Investors, LLC. The Company consolidates the joint venture under the voting interest model.
On July 1, 2026, the Company completed the acquisition of Sila Realty Trust, Inc. (“Sila”) and its portfolio of 141 properties for total consideration of $2,452,674 (the “Sila Acquisition”). Because substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, the Company accounted for the Sila Acquisition as an asset acquisition and capitalized the related acquisition costs. In connection with the Sila Acquisition, the Company entered into retention and separation agreements with certain Sila employees under which they provide human resources, IT, accounting, financial reporting, and asset management services through stated separation dates ranging from December 31, 2026 to June 30, 2027, in order to transition substantially all of Sila’s operations to the Adviser. For the three and nine months ended September 30, 2026, the Company incurred $16,068 of compensation, retention, and severance expense included in General and administrative expenses, and $1,347 was accrued and unpaid as of September 30, 2026.
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
Dispositions
During the nine months ended September 30, 2026, the Company disposed of three industrial build-to-suit properties for total proceeds of $4,010 and recognized a net gain on dispositions of real estate of $724. Additionally, the Company disposed of two land properties for total net proceeds of $7,992 and recognized a net gain on dispositions of real estate of $113.
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
4.    Investments in Real Estate, net
Investments in real estate, net consisted of the following:

	September 30, 2026	December 31, 2025
Buildings	$5,652,769	$3,361,710
Land and land improvements	1,275,310	816,973
Construction in process	216,452	86,419
Furniture, fixtures and equipment	1,176	1,374
Total	7,145,707	4,266,476
Accumulated depreciation	(365,694)	(257,852)
Investments in real estate, net	$6,780,013	$4,008,624

Assets of $39,072 relating to build-to-suit properties previously acquired in sale-leaseback transactions were placed into service during the nine months ended September 30, 2026, including $34,362 previously classified as construction in progress and $4,710 previously classified as investments in real estate debt. As of September 30, 2026, the assets are presented as $5,378 of land, $24,560 of building, and $9,134 of land improvements.
Assets of $31,294 relating to build-to-suit properties previously acquired in sale-leaseback transactions were placed into service during the nine months ended September 30, 2025, including $25,722 previously classified as construction in progress and $5,572 previously classified as investments in real estate debt.
The total rentable square feet of GLA of the Company was 35,721 and 25,929 thousand square feet as of September 30, 2026 and December 31, 2025, respectively, of which approximately 100% and 100% was leased, respectively.
5.    Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties which are primarily accounted for under the FVO.
The following table details the Company’s investments in unconsolidated real estate affiliates:

			Ownership Percentage		Carrying Amount of Investment
Investment	Number of Investments	Number of Properties	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Unconsolidated real estate affiliates accounted for under the equity method
Net lease	1	2	49.1%	49.1%	$4,986	$5,163
Total unconsolidated real estate affiliates accounted for under the equity method	1	2			$4,986	$5,163

Unconsolidated real estate affiliates accounted for under the FVO
STORE (1)	1	3,606	23.0%	22.4%	$2,748,466	$2,452,660
Net lease	3	36	50.9%	50.9%	245,499	208,949
Investments in real estate debt	5	—	51.0% - 85.0%	51.0% - 60.0%	478,595	188,973
Net lease data centers	8	15	2.7% - 83.5%	10.6% - 65.5%	1,098,570	951,121
Total unconsolidated real estate affiliates accounted for under the FVO	17	3,657			$4,571,130	$3,801,703
Total unconsolidated real estate affiliates	18	3,659			$4,576,116	$3,806,866
(1)    The Company has determined that STORE is a significant subsidiary under SEC Regulation S-X Rule 10-01(b) as of September 30, 2026.

The following table details the Company’s income (loss) from unconsolidated entities:

	Three Months Ended		Nine Months Ended
Investment	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Unconsolidated real estate affiliates accounted for under the equity method
Net lease	$19	$2	$110	$(93)
Total unconsolidated real estate affiliates accounted for under the equity method	$19	$2	$110	$(93)

Unconsolidated real estate affiliates accounted for under the FVO
STORE	$92,493	$28,190	$293,790	$169,192
Net lease	9,564	21,369	40,351	53,529
Investments in real estate debt	12,284	3,360	32,900	3,360
Net lease data centers	40,731	178,421	33,416	190,818
Total unconsolidated real estate affiliates accounted for under the FVO	$155,072	$231,340	$400,457	$416,899
Total unconsolidated real estate affiliates	$155,091	$231,342	$400,567	$416,806
The following table provides summarized income statement information of our significant unconsolidated real estate affiliates:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total revenue	$347,346	$305,624	$1,041,137	$911,339
Net income	$71,411	$33,754	$244,509	$113,178

6.    Investments in Real Estate Debt
The following tables detail the Company’s investments in real estate debt held at fair value:

	September 30, 2026
Type of Security/Loan	Weighted Average Coupon (1) (2)	Weighted Average Maturity Date (3)	Face Amount	Cost Basis	Fair Value
CMBS (4)	SOFR + 4%	8/29/2042	$1,300,744	$1,301,700	$1,289,014
Commercial real estate loans (4) (5)	10%	5/17/2030	380,462	380,326	382,507
Total investments in real estate debt (6)	8%		$1,681,206	$1,682,026	$1,671,521

	December 31, 2025
Type of Security/Loan	Weighted Average Coupon(1) (2)	Weighted Average Maturity Date (3)	Face Amount	Cost Basis	Fair Value
CMBS (4)	SOFR + 4%	1/24/2036	$850,286	$849,316	$853,531
Commercial real estate loans (4) (5)	9%	6/6/2030	848,991	844,731	852,355
Total investments in real estate debt (6)	8%		$1,699,277	$1,694,047	$1,705,886

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
(6)Total investments in real estate debt per the tables above exclude our CMBS investments classified as held-to-maturity and loans receivable, which are presented below.

The following table details the credit rating of the Company’s investments in real estate debt held at fair value:

	September 30, 2026			December 31, 2025
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
Aaa	$55,748	$55,311	3%	$19,999	$20,024	1%
Aa2	17,602	17,265	1%	—	—	—%
A2	—	—	—%	9,853	9,906	1%
A3	26,484	25,551	2%	6,363	6,381	—%
Baa1	19,133	19,005	1%	5,169	5,174	—%
Baa2	134,222	131,264	8%	—	—	—%
Baa3	154,839	153,062	9%	51,591	51,637	3%
Ba1	29,119	29,115	2%	1,856	1,867	—%
Ba2	257,625	253,769	15%	270,013	271,579	16%
Ba3	279,148	276,740	17%	197,084	196,270	12%
B1	41,649	41,617	2%	49,838	51,039	3%
B2	144,498	144,238	9%	81,050	81,090	5%
B3	138,184	138,596	8%	153,053	155,117	9%
Unrated	383,775	385,988	23%	848,178	855,802	50%
Total	$1,682,026	$1,671,521	100%	$1,694,047	$1,705,886	100%
The following table provides the activity for the real estate-related securities for the nine months ended September 30, 2026:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities as of December 31, 2025	$849,316	$4,215	$853,531
Face value of real estate-related securities acquired	776,610	—	776,610
Sale of real estate-related securities	(329,503)	—	(329,503)
Realized gain on sale of real estate-related securities	3,467	—	3,467
Interest income associated with real estate-related securities	1,810	—	1,810
Unrealized loss on real estate securities	—	(16,901)	(16,901)
Real estate-related securities as of September 30, 2026	$1,301,700	$(12,686)	$1,289,014
The following tables detail the Company’s CMBS investments which are classified as held-to-maturity and presented at amortized cost. The carrying value of these CMBS investments as of September 30, 2026 and December 31, 2025 is net of an allowance for credit losses of $2,678 and $2,829, respectively. The Company has the intent and ability to hold these CMBS investments until maturity. During the nine months ended September 30, 2026, the Company contributed two of its CMBS investments classified as held-to-maturity into an unconsolidated joint venture. Refer to Note 5 - Investments in Unconsolidated Real Estate Affiliates for additional information.

	September 30, 2026
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Cost Basis	Carrying Value
CMBS	SOFR + 7%	9/21/2042	$373,625	$373,213	$371,159

	December 31, 2025
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Cost Basis	Carrying Value
CMBS	SOFR + 7%	3/26/2030	$387,750	$387,229	$384,570

Other Investments
The Company has certain land assets related to build-to-suit properties in sale-leaseback transactions which are being accounted for as an investment in loans receivable and held at amortized cost, as the related lease is not deemed to have commenced until the constructed assets are made available for use by the lessee. Direct costs associated with originating loans are deferred and amortized as an adjustment to interest income over the term of the related loan receivable. As of September 30, 2026 and December 31, 2025, the Company held four and 13 investments in loans receivable related to build-to-suit arrangements with a total balance of $3,281 and $10,691, respectively, which are included within Investments in real estate debt in the Condensed Consolidated Balance Sheets.
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
Under the applicable master lease agreements, the Company is responsible for ongoing property management and for making fixed payments to the DSTs regardless of whether the DST Properties’ cash flows are sufficient to cover the payments. Accordingly, a holder of the DST’s beneficial interest receives a fixed payment from the Company and the potential for capital appreciation through the FMV Buyback Option. In exchange for these payments, the Company is entitled to receive the operating cash flows from the properties. For financial reporting purposes, the DST entities are not consolidated by the Company, but the underlying DST Properties and related mortgage debt are included in the condensed consolidated financial statements due to the resulting failed sale-leaseback transactions. The DST Property operations, including rental revenues and property operating expenses associated with the underlying property of each master lease and the master lease payment expense, are included in the respective line items on the Condensed Consolidated Statements of Operations. The Company’s accounting policy is consistently applied to the DST Properties, related mortgage liabilities, and DST Properties’ operations of Blue Owl Real Estate Exchange I DST, Blue Owl Real Estate Exchange II DST, Blue Owl Real Estate Exchange III DST, Blue Owl Real Estate Exchange IV DST, Blue Owl Real Estate Exchange V DST, Blue Owl Real Estate Exchange VI DST, and Blue Owl Real Estate Exchange VII DST.
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
During the nine months ended September 30, 2026, the Company sold three industrial assets to a DST as part of its fifth DST Offering of $249,280, sold five industrial assets and 11 retail assets to a DST as part of its sixth DST Offering of $317,192, and sold two industrial assets and nine healthcare assets to a DST as part of its seventh DST Offering of $287,024. During the nine months ended September 30, 2025, the Company sold one industrial asset, net of a $57,750 mortgage loan, to a DST as part of its second DST Offering of $60,900, and sold 13 industrial assets to a DST as part of its third DST Offering of $95,540, and sold 40 retail assets to a DST as part of its fourth DST Offering of $229,250. See Note 9 - Debt for additional information regarding the mortgage loan.
From inception of the DST Program through September 30, 2026, the Company has raised gross proceeds of $977,493. The following table provides details on the Company’s DST Program activity for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net proceeds from DST Interests sold (1)	$245,284	$96,176	$606,116	$202,448
Master lease payments (2)	$15,104	$5,122	$38,071	$9,640
Distributions from the Company’s DST Interests	$3,887	$960	$10,903	$2,768
(1)     Proceeds from DST Interests sold for the three and nine months ended September 30, 2026, are net of total upfront fees at closing of $5,647 and $13,809, of which the Company earned $3,764 and $8,993, respectively. Proceeds from DST Interests sold for the three and nine months ended September 30, 2025, are net of total upfront fees at closing of $1,631 and $4,376, respectively, of which the Company earned $1,340 and $2,905, respectively. The upfront fees earned at closing by the Company are included within Other income (expense), net on the Condensed Consolidated Statements of Operations.
(2)    We account for payments made to the DSTs under the master leases as a reduction of our financial obligations prior to remeasuring the fair value.
8.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following:

		September 30, 2026			December 31, 2025
	Weighted Average Life (Years)	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net	Intangible lease assets, gross	Accumulated Amortization	Intangible lease assets, net
Intangible lease assets
In-place lease intangibles	13.7	$415,687	$(42,202)	$373,485	$154,558	$(24,173)	$130,385
Other lease intangibles (1)	12.5	290,743	(24,819)	265,924	125,195	(12,588)	112,607
Total intangible lease assets	13.2	$706,430	$(67,021)	$639,409	$279,753	$(36,761)	$242,992
(1)    Includes aggregate tenant lease inducements and tenant allowances totaling $119,649 and $66,635 as of September 30, 2026 and December 31, 2025, respectively.

Amortization expense related to the intangible lease assets for the three months ended September 30, 2026 was $18,665, of which $16,962 and $1,703 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. Amortization expense related to the intangible lease assets for the nine months ended September 30, 2026 was $30,473, of which $26,436 and $4,037 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. The amount included in rental revenue is related to above-market leases and tenant inducements and is a reduction to revenue.
Amortization expense related to the intangible lease assets for the three months ended September 30, 2025 was $3,634, of which $2,869 and $765 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. Amortization expense related to the intangible lease assets for the nine months ended September 30, 2025 was $10,706, of which $8,426 and $2,280 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. The amount included in rental revenue is related to above-market leases and tenant inducements and is a reduction to revenue.

The estimated future amortization on the Company’s intangible assets for each of the next five years and thereafter as of September 30, 2026 is as follows:

	In-Place Tenant Lease Intangible Assets	Other Lease Intangibles
2026 (remaining)	$11,796	$7,361
2027	45,778	29,743
2028	43,182	28,139
2029	39,934	27,054
2030	35,729	25,680
2031	29,450	22,905
Thereafter	167,616	125,042
Total	$373,485	$265,924
As of September 30, 2026 and December 31, 2025, the gross carrying amount of the Company’s below-market lease intangibles was $155,069 and $6,148, with accumulated amortization of $2,890 and $877, respectively. The below-market lease intangibles, net of accumulated amortization, are included in Other liabilities within our Condensed Consolidated Balance Sheets.
9.    Debt
The following table details the mortgage notes, credit facilities, and other borrowings of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate (1)(2)	Weighted Average Maturity Date	Maximum Facility Size	September 30, 2026	December 31, 2025
Mortgage notes & credit facilities:
Unsecured term loan credit facility	S + 1.35%	6/12/2030	$1,250,000	$1,250,000	$1,250,000
Unsecured revolving credit facility	S + 1.40%	6/12/2029	$3,260,000	1,928,000	414,000
Fixed rate mortgages	5.02%	7/8/2032	N/A	342,865	106,447
Variable rate mortgages	S + 1.88%	4/30/2029	N/A	409,028	106,462
Deferred financing costs, net				(57,231)	(43,912)
Discount on debt, net				$(11,148)	$—
Total mortgage notes & credit facilities, net:				$3,861,514	$1,832,997

Unsecured senior notes
Unsecured senior notes	6.35%	2/2/2030	N/A	$—	$130,000
Deferred financing costs, net				—	(3,504)
Unsecured senior notes, net:				$—	$126,496

Other borrowings
Secured financings of investments in real estate debt	S + 1.50%	6/6/2027	$1,750,000	$467,467	$757,069
Deferred financing costs, net				(4,035)	(3,122)
Other borrowings, net				$463,432	$753,947
__________________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily SOFR, 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month Sterling Overnight Index Average (“SONIA”) as applicable to each loan. As of September 30, 2026, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating rate debt. See further discussion of outstanding interest rate swaps below.
(2)The Company’s mortgages and notes payable contain yield or spread maintenance provisions.

Mortgage Notes and Credit Facilities
On June 18, 2026, the Company entered into an amendment to the amended and restated credit agreement dated June 12, 2025, as further amended on July 23, 2025. The amendment provides for, among other things, (a) an increase of the accordion cap, subject to the satisfaction of various conditions, from $5,000,000 to $6,000,000, (b) adjustments to the borrowing base terms, including changes to the concentration limits and the minimum amount of the unencumbered asset pool, removal of certain prohibited use restrictions under the facility and expansion of the eligibility to permit multi-tenant properties, and (c) modifications to certain financial covenants, reporting requirements and certain other terms. On August 5, 2026, the Company further amended its credit agreement to increase the aggregate available principal amount of the senior unsecured revolving credit facility from $2,610,000 to $3,260,000.
The unsecured term loan credit facility bears interest at a base rate plus a margin ranging from 0.25% to 1.85%. The base rate is the greatest of (a) KeyBank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 1.0%, and (d) 1.0%. The weighted average interest rate for the unsecured term loan credit facility for the nine months ended September 30, 2026 was 4.98% (unhedged) and 5.00% (hedged).
The unsecured revolving credit facility consists of USD (“USD Revolver”) and Alternative (“Alternative Revolver”) denominated currencies, and bears interest at a base rate plus a margin ranging from 0.30% to 1.90%. The base rate is the greatest of (a) KeyBank N.A.’s announced prime rate, (b) 0.5% above the federal funds effective rate, (c) SOFR plus 1.0%, and (d) 1.0%. The adjusted floating rate for the USD Revolver is SOFR, while the Alternative Revolver is EURIBOR for Euro borrowings, and CORRA plus 0.30% for Canadian Dollar borrowings. The weighted average interest rate for the unsecured revolving credit facility for the nine months ended September 30, 2026 was 5.05% (unhedged) and 4.98% (hedged).
The following table details the Company’s interest rate swaps as of September 30, 2026:

Notional Balance	Fixed Rate
Mortgage notes & credit facilities:
Unsecured term loan credit facility
$700,000	3.65%
$250,000	3.42%
$145,500	4.23%
$100,000	3.67%
$54,500	3.40%
Unsecured revolving credit facility
$100,000	3.25%
$45,500	3.40%
Variable rate mortgages
$359,896	3.73%
Unsecured Senior Notes
On August 28, 2024, NLT OP entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $29,000 of 6.24% Senior Notes, Series A, due August 28, 2028, $38,500 of 6.32% Senior Notes, Series B, due August 28, 2029, $39,500 of 6.40% Senior Notes, Series C, due August 28, 2030 and $23,000 of 6.43% Senior Notes, Series D, due August 28, 2031 (collectively, the “Notes”), to accredited investors in a private placement. Interest on the Notes was due semi-annually on the 28th day of February and August of each year beginning on February 28, 2025. The Notes and the related accrued interest were repaid in full on July 31, 2026.
Secured Financings of Investments in Real Estate Debt
The Company has entered into financing agreements secured by certain of its CMBS investments and commercial real estate loans. The terms of the CMBS master repurchase agreements provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company, and may require the Company to provide additional collateral in the form of cash or securities if the market value of such financed investment declines. The CMBS master repurchase agreements have no set maturity date, with each borrowing having initial terms of one to three months. The Company has the option to continuously extend the maturity of outstanding balances for additional one to three-month terms upon each interim maturity date.

The financing arrangements secured by the Company’s commercial real estate loans have a maturity date which is the earlier of (a) the weighted average maturity date of September 26, 2028 or (b) the maturity date of the underlying secured commercial real estate loan. Certain arrangements have a one year extension option.
As of September 30, 2026, the Company’s total secured financings of investments in real estate debt outstanding was $467,467, secured by $588,251 of its CMBS investments and $217,505 of its commercial real estate loans. These financings have a weighted average maturity date of June 6, 2027, and a weighted average interest rate of SOFR + 1.50%. As of December 31, 2025, the Company’s total secured financings of investments in real estate debt outstanding was $757,069, secured by $497,710 of its CMBS investments and $631,980 of its commercial real estate loans. The Company’s secured financings of investments in real estate debt are included within Other Borrowings within the Condensed Consolidated Balance Sheets.
Financial Covenants
The Company is subject to various financial and operational covenants under certain of its mortgage notes, term loan and revolving credit facilities, and secured financings of investments in real estate debt. These covenants require the Company to maintain certain financial ratios including leverage, debt service coverage, and tangible net worth thresholds, among others. As of September 30, 2026, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.
Aggregate Maturities
The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of September 30, 2026:

Year	Amount
2026 (remaining)	$322,992
2027	66,009
2028	103,373
2029	2,336,261
2030	1,330,175
2031	—
Thereafter	238,550
Total	$4,397,360
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

The Company’s objective in using interest rate derivatives is to add stability to its interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company uses interest rate swap and interest rate cap contracts to manage its exposure to variability in interest rates and fluctuations in the fair value of its fixed rate investments in real estate debt. The Company has designated these derivative financial instruments as cash flow and fair value hedges, respectively, as defined under GAAP as of September 30, 2026 and December 31, 2025.
Total Return Swap
A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security or loan, basket of securities or loans, or securities or loan indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain synthetic exposure to an underlying security, loan, or market without owning or taking physical custody of such security or loan or investing directly in such market. The Company holds two total return swaps as of September 30, 2026, included in Other assets and Other liabilities on the Condensed Consolidated Balance Sheets, and did not hold any total return swaps as of December 31, 2025. The Company has elected to offset total return swap positions under master netting arrangements in the Company’s Condensed Consolidated Balance Sheets. The amounts netted are included in Other assets and Other liabilities on our Condensed Consolidated Balance Sheets and consist of contract assets, contract liabilities, and fair value adjustments.
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
The following table details the Company’s outstanding derivatives:

			Notional Amount (1)
Financial Instruments	Number of Instruments	Weighted Average Maturity Date	September 30, 2026	December 31, 2025
Total derivatives designated as hedging instruments	23	7/30/2028	$2,059,024	$1,718,611
Total derivatives not designated as hedging instruments	15	11/19/2027	$1,601,524	$800,987
__________________
(1)The notional amount reflects the balance we expect to settle at the maturity date based on the contractual strike price at trade execution or the initial reference value of the underlying asset, established at trade execution, upon which all payment obligations are calculated.

The fair value of our derivative financial instruments and their classification on our Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 are detailed below:

		Asset Derivatives			Liability Derivatives
Financial Instruments	Balance Sheet Location	September 30, 2026	December 31, 2025	Balance Sheet Location	September 30, 2026	December 31, 2025
Total derivatives designated as hedging instruments	Other assets	$35,613	$725	Other liabilities	$—	$10,572
Total derivatives not designated as hedging instruments	Other assets	$30,193	$8,174	Other liabilities	$18,327	$14,633
The Company’s total fair value for derivatives not designated as hedges includes contract assets, contract liabilities, and fair value adjustments. The fair value and classification on our Condensed Consolidated Balance Sheets as of

September 30, 2026 and December 31, 2025 are detailed below:

		Asset Derivatives			Liability Derivatives
Financial Instruments	Balance Sheet Location	September 30, 2026	December 31, 2025	Balance Sheet Location	September 30, 2026	December 31, 2025
Contract Assets	Other assets	$25,415	$—	Other liabilities	$—	$—
Contract Liabilities	Other assets	$—	$—	Other liabilities	$6,122	$—
Fair Value Adjustments	Other assets	$4,778	$8,174	Other liabilities	$12,205	$14,633
Total Derivatives Not Designated as Hedging Instruments		$30,193	$8,174		$18,327	$14,633
The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations during the three months ended September 30, 2026 and 2025:

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized	Amount of Gain Reclassified from Accumulated OCI into Income
	September 30, 2026	September 30, 2025		September 30, 2026	September 30, 2025
Derivatives designated as hedging instruments	$6,401	$3	Interest income	$136	$226
Derivatives designated as hedging instruments	17,074	1,632	Interest expense	(29)	2,607
Total derivatives designated as hedging instruments	$23,475	$1,635		$107	$2,833
The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026 and 2025:

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized	Amount of Gain Reclassified from Accumulated OCI into Income
	September 30, 2026	September 30, 2025		September 30, 2026	September 30, 2025
Derivatives designated as hedging instruments	$11,221	$(1,022)	Interest income	$448	$284
Derivatives designated as hedging instruments	34,829	(13,627)	Interest expense	7	7,309
Total derivatives designated as hedging instruments	$46,050	$(14,649)		$455	$7,593
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025:

		Three Months Ended		Nine Months Ended
	Income Statement Location	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total derivatives not designated as hedging instruments	Other income (expense)	$(35,445)	$6,014	$(4,948)	$(634)

11.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	September 30, 2026	December 31, 2025
Accrued ongoing servicing fees	$190,866	$167,835
Accrued management fee	21,370	16,710
Performance participation allocation	33,651	30,724
Advanced organization and offering costs	5,184	7,060
Other advanced expenses (1)	4,452	5,639
Total	$255,523	$227,968

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
Accrued Management Fees
The Company pays the Adviser a management fee equal to 1.25% of NAV per annum payable monthly for services rendered related to ongoing operations of ORENT pursuant to the advisory agreement by and among the Company, NLT OP, and the Adviser (the “Investment Advisory Agreement”). Additionally, to the extent that NLT OP issues OP Units to parties other than the Company, NLT OP will pay the Adviser a management fee equal to 1.25% of the NAV of NLT OP attributable to such units not held by us per annum payable monthly.
The management fee may be paid, at the Adviser’s election, in cash, Class I shares or Class I OP Units. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense. The Adviser and Blue Owl Capital Holdings LP have the ability to redeem the Class I shares for cash at their election, and therefore the Company has classified these Class I shares as Redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, 2,006,035 and 745,946 redeemable common shares issued to the Adviser as payment of management fees remained outstanding, respectively. See Note 13 - Equity and Non-Controlling Interest for additional information.
Additionally, in connection with the DST Program, the Company pays the Adviser a management fee equal to 1.25% of the total consideration received by the Company or its affiliate for selling Interests to third-party investors, net of upfront fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests and any proceeds from any loans secured directly or indirectly by the DST Properties, per annum payable monthly. The Adviser has waived the fee for all current DST Offerings except for the Company’s third DST Offering. Since inception of the DST Program, the Company incurred management fees related to the DST Program of $1,455.
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Investment Advisory Agreement, Blue Owl Oak Trust Carry LLC, a controlled subsidiary of Blue Owl, and Blue Owl Real Estate Net Lease Trust CPV LP (formerly, Oak Trust Carry Participant Vehicle LP), controlled by senior and other officers of Blue Owl (each a “Special

Limited Partner”) hold a performance participation allocation in NLT OP that entitles them to receive an allocation of NLT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Investment Advisory Agreement. Under the NLT OP agreement, the Special Limited Partners are entitled to an allocation from NLT OP equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation allocation is measured on a calendar year basis and is paid quarterly in OP Units, ORENT shares, or cash, at the election of the Special Limited Partners. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partners are only entitled to the performance participation allocation provided that the Investment Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in our Condensed Consolidated Statements of Operations. To date, the Special Limited Partners have elected to receive the performance participation allocation in Class I OP Units, resulting in a non-cash expense. Because the Special Limited Partners have the ability to redeem their Class I OP Units for Class I shares in the Company or cash at their election, the Company has classified these Class I OP Units as Redeemable non-controlling interests in mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, 16,731,018 and 11,713,777 redeemable Class I OP Units remained outstanding, respectively. See Note 13 - Equity and Non-Controlling Interest for additional information.
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
Common Shares Held by Affiliates
As of September 30, 2026 and December 31, 2025, ORENT affiliates and their employees owned 7,421,969 and 5,977,092 shares of the Company, respectively, including Class I and Class D shares. The aggregate amount of shares owned by ORENT affiliates and their employees was $79,911 and $63,181, based on the NAV per share as of September 30, 2026 and December 31, 2025, respectively.
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
During the nine months ended September 30, 2026, the Company paid an affiliate of the Adviser, Blue Owl CS LLC, structuring fees of $3,870 in connection with the Company’s credit facility amendments and an arranger fee of $1,500 related to the Sila Acquisition. See Note 9 - Debt and Note 3 - Acquisitions and Dispositions for additional information.
12.    Leases
Lessor – Operating leases
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s net lease properties which consists of fixed annual rent that escalates annually throughout the term of the applicable leases, and the tenant is generally responsible for all property-related expenses, including taxes, insurance, and maintenance.

The following table details the components of operating lease income from leases in which the Company is the lessor:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Base rent (1)	$119,698	$46,928	$259,848	$138,092
Straight-line rental revenue, net (2)	12,838	5,198	28,837	15,603
Variable lease payments (3)	9,642	4,693	21,943	15,916
Amortization of above/below-market lease intangibles	861	89	256	267
Total Rental revenue	$143,039	$56,908	$310,884	$169,878
__________________
(1)Consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments and amortization of prepaid rent.
(3)Consists of reimbursement of common area maintenance (“CAM”) and real estate taxes, as well as amortization of tenant inducements.
The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of September 30, 2026:

Year	Future Minimum Rents (1)
2026 (remaining)	$126,366
2027	508,028
2028	512,039
2029	510,773
2030	505,991
2031	491,972
Thereafter	4,203,597
Total	$6,858,766
__________________
(1)    Excludes future minimum rents related to leases with build-to-suit arrangements and other leases where the rent commencement date is based on future events and therefore not fixed at September 30, 2026.

Lessor – Financing receivables
In accordance with ASC 842, certain of the Company’s sales-type lease contracts are accounted for as failed sale-leaseback transactions and were recorded as Investments in leases - Financing receivables. During the three and nine months ended September 30, 2026, the Company recognized interest income of $16,674 and $47,757, respectively. During the three and nine months ended September 30, 2025, the Company recognized interest income of $9,054 and $28,234, respectively. Interest income is recognized on an effective interest basis at a constant rate of return over the term of the applicable leases. Cash received from the sales-type leasing agreements was $28,340 and $18,031 during the nine months ended September 30, 2026 and 2025, respectively.

All of the lease payments are on a triple net basis to the tenant and the Company has rights in accordance with the individual lease agreements to protect the value of our leased properties. As of September 30, 2026, the future minimum payments of sales-type lease receivables were as follows:

Year	Future Minimum Payments
2026 (remaining)	$11,263
2027	54,636
2028	56,101
2029	57,554
2030	59,099
2031	60,632
Thereafter	11,191,205
Total lease payment receivable	11,490,490
Less deferred interest income	10,863,354
Less allowance for credit losses	21,864
Total Investments in leases - Financing receivables	$605,272
The following table reflects the roll-forward of the allowance for credit losses on our real estate portfolio for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Balance, beginning of period	$22,515	$22,934
Current period change in credit allowance	(651)	6,736
Reduction in allowance resulting from dispositions	—	(7,199)
Balance, end of period	$21,864	$22,471
We assess the credit quality of our investments through the credit ratings of the lessee. The credit quality indicators are reviewed by us on a quarterly basis as of quarter-end. In instances where the lessee does not have a public credit rating, we may use either a comparable proxy company or the overall corporate credit rating, as applicable. We also use this credit rating to determine the probability of default when estimating credit losses for each investment. Our current year change in credit allowance is primarily the result of a decreased probability of default for certain tenants.
The following tables detail the amortized cost basis of our Investments in leases - Financing receivables by the credit quality indicator as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Ba2	B2	Caa2	Total
Investments in leases - Financing receivables	$22,989	$116,933	$487,214	$627,136

	December 31, 2025
	Ba2	B2	Caa2	Total
Investments in leases - Financing receivables	$—	$115,465	$409,623	$525,088
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
Lessee - Operating and Finance Leases
The Company is subject to various non-cancellable operating lease agreements for a corporate office and for various ground leases. Additionally, the Company has one non-cancellable lease agreement classified as a finance lease related to a ground lease for a healthcare property.

The Company’s operating leases and finance lease do not provide implicit interest rates. In order to calculate the present value of the remaining operating and finance lease payments, the Company used incremental borrowing rates (“IBRs”), adjusted for a number of factors. The determination of appropriate IBRs involves multiple inputs and judgments. The Company determined its IBRs considering the general economic environment, term of the underlying leases, and various financing and asset specific adjustments to ensure the IBRs are appropriate for the intended use of the underlying operating leases and finance lease.
The Company’s operating lease right-of-use assets of $49,710 and finance lease right-of-use assets of $1,226 as of September 30, 2026 are included within Other assets within the Condensed Consolidated Balance Sheets, and the Company’s operating lease liabilities of $45,951 and finance lease liabilities of $1 as of September 30, 2026 are included within Other liabilities within the Condensed Consolidated Balance Sheets. The Company had no right-of-use assets or lease liabilities as of December 31, 2025.
Future rent payments under the Company’s non-cancellable finance lease are de minimis. The following table presents the future rent payment obligation under non-cancellable operating leases in effect as of September 30, 2026:

Future Minimum Rent Payments
2026 (remaining)	$730
2027	2,991
2028	3,084
2029	2,888
2030	2,572
2031	2,603
Thereafter	130,715
Total undiscounted rental payments	$145,583
Less imputed interest	(99,632)
Total lease liabilities	$45,951
The weighted average IBR and weighted average remaining lease term as of September 30, 2026 for the Company’s leases are as follows:

	Operating	Finance
Weighted average IBR	6.0%	5.6%
Weighted average remaining lease term	38.2 years	9.8 years
The following table provides details of the Company’s total lease costs for the nine months ended September 30, 2026:

	Location in Income Statement	Nine months ended September 30, 2026
Operating lease costs:
Ground lease costs (1)	Rental property operating	$867
Corporate operating lease costs	General and administrative	$142
Finance lease costs:
Interest on lease liability	Interest expense	$—

Supplemental disclosure of cash flows information:
Operating cash outflows for operating leases (1) (2)		$203
Right-of-use assets obtained in exchange for new operating lease liabilities		$50,023
Right-of-use assets obtained in exchange for new finance lease liabilities		$1,259
__________________
(1)    The Company receives reimbursements from tenants for certain operating ground leases, which are recorded as rental revenue in the accompanying Condensed Consolidated Statements of Operations.
(2)    Amounts are net of reimbursements the Company receives from tenants for certain operating ground leases.

Lessee - DST Program Master Lease
As of September 30, 2026, the Company has contributed or sold 86 assets to DSTs as part of its DST Offerings. The assets are leased back to wholly owned subsidiaries of the Company under the master lease agreements. The following table presents the undiscounted future minimum rent payment obligation of the wholly owned subsidiaries:

Year	Future Minimum Payments
2026 (remaining)	$19,060
2027	76,241
2028	76,399
2029	76,647
2030	77,979
2031	81,959
Thereafter	1,310,855
Total	$1,719,140
13.    Equity and Non-Controlling Interest
Authorized Capital
As of September 30, 2026, the Company had the authority to issue an unlimited number of preferred shares and four classes of common shares including Class S shares, Class N shares, Class D shares, and Class I shares. Each class of common shares and preferred shares has a par value of $0.01. The Board of Trustees has the ability to establish the preferences and rights of each class of common shares or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.
Common Shares
The following tables detail the movement in the Company’s outstanding common shares:

	Three Months Ended September 30, 2026
	Class S	Class N	Class D	Class I	Total
June 30, 2026	351,949,979	56,234,893	11,518,112	419,530,990	839,233,974
Common shares issued	19,381,166	4,676,202	119,117	32,384,109	56,560,594
Distribution reinvestment	3,327,734	449,423	108,284	3,582,580	7,468,021
Common shares repurchased	(3,219,537)	(346,844)	(217,021)	(5,148,336)	(8,931,738)
Common shares converted (1)	(559,652)	(18,647)	—	574,251	(4,048)
September 30, 2026	370,879,690	60,995,027	11,528,492	450,923,594	894,326,803
__________________
(1)During the three months ended September 30, 2026, 559,652 Class S shares with a value of $5,969 and 18,647 Class N shares with a value of $200 were converted into 574,251 Class I shares based on the period’s NAV per share.

	Nine Months Ended September 30, 2026
	Class S	Class N	Class D	Class I	Total
December 31, 2025	306,971,144	47,799,493	8,920,047	358,834,111	722,524,795
Common shares issued	66,044,644	13,282,167	2,997,457	101,141,772	183,466,040
Distribution reinvestment	9,527,270	1,283,696	288,280	9,973,254	21,072,500
Common shares repurchased	(10,217,799)	(1,351,682)	(670,487)	(20,486,107)	(32,726,075)
Common shares converted (1)	(1,445,569)	(18,647)	(6,805)	1,460,564	(10,457)
September 30, 2026	370,879,690	60,995,027	11,528,492	450,923,594	894,326,803
__________________
(1)During the nine months ended September 30, 2026, 1,445,569 Class S shares with a value of $15,336, 18,647 Class N shares with a value of $200, and 6,805 Class D shares with a value of $71 were converted into 1,460,564 Class I shares based on the period’s NAV per share.

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
The table below details the number and value of repurchases and conversions for common shares and OP Units:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Number of common shares repurchased	8,931,738	5,333,125	32,726,075	22,726,479
Value of common shares repurchased	$95,431	$55,243	$347,879	$232,602
Number of Class I OP Units converted to Class I shares	102,141	167,396	319,258	751,819
Value of Class I OP Units converted to Class I shares	$1,093	$1,715	$3,388	$7,676
Number of Class I OP Units repurchased	—	—	—	—
Value of Class I OP Units repurchased	$—	$—	$—	$—
The Company had no unfulfilled repurchase requests during the three and nine months ended September 30, 2026 and 2025.
Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Each class of common shares receives the same gross distribution per share. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following tables detail the aggregate distributions declared for each applicable class of common shares for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30, 2026				September 30, 2025
	Class S	Class N	Class D	Class I	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.1875	$0.1875	$0.1875	$0.1875	$0.1750	$0.1750	$0.1750	$0.1750
Shareholder servicing fee per common share	(0.0229)	(0.0135)	(0.0066)	—	(0.0218)	(0.0129)	(0.0064)	—
Net distributions declared per common share	$0.1646	$0.1740	$0.1809	$0.1875	$0.1532	$0.1621	$0.1686	$0.1750

	Nine Months Ended
	September 30, 2026				September 30, 2025
	Class S	Class N	Class D	Class I	Class S	Class N	Class D	Class I
Aggregate gross distributions declared per common share	$0.5625	$0.5625	$0.5625	$0.5625	$0.5250	$0.5250	$0.5250	$0.5250
Shareholder servicing fee per common share	(0.0678)	(0.0401)	(0.0197)	—	(0.0648)	(0.0383)	(0.0192)	—
Net distributions declared per common share	$0.4947	$0.5224	$0.5428	$0.5625	$0.4602	$0.4867	$0.5058	$0.5250
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
Redeemable Common Shares
In connection with the Company’s payment of management fees, the Adviser holds Class I common shares classified as Redeemable common shares on the Company’s Condensed Consolidated Balance Sheets. The following table details the activity for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Balance, beginning of period	$7,885	$56,948
Issuance of Class I redeemable common shares (1)	84,488	51,345
Repurchases (2)	(72,991)	(101,697)
Conversions (3)	1,617	—
Fair value allocation (4)	600	284
Balance, end of period	$21,599	$6,880
__________________
(1)    During the nine months ended September 30, 2026 and 2025, the Company issued 7,942,550 and 5,019,194 Class I redeemable common shares, respectively, to the Adviser, as payment of management fees at the respective NAV per share.
(2)    Includes 6,834,584 and 9,925,147 Class I redeemable common shares redeemed for cash during the nine months ended September 30, 2026 and 2025, respectively.
(3)    Includes 152,123 and no Class I redeemable common shares converted from redeemable Class I OP Units during the nine months ended September 30, 2026 and 2025, respectively.
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

The following table details the activity related to the Special Limited Partners for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Balance, beginning of period	$125,360	$39,952
Settlement of prior performance participation allocation (1)	91,221	46,617
Repurchases (2)	(36,239)	(1,163)
Conversions (3)	(1,617)	—
Net income allocation	4,864	3,962
Other comprehensive income allocation	4	67
Distributions	(8,143)	(3,247)
Fair value allocation (4)	6,228	1,268
Reallocation between additional paid-in capital and non-controlling interests due to changes in NLT OP ownership	(1,411)	426
Balance, end of period	$180,267	$87,882
__________________
(1)    During the nine months ended September 30, 2026 and 2025, the Company issued 8,575,721 and 4,562,577 Class I OP Units, respectively, to the Special Limited Partners, as payment of performance participation allocation at the respective NAV per unit.
(2)    Includes 3,406,357 and 113,979 Class I OP Units redeemed for cash during the nine months ended September 30, 2026 and 2025, respectively.
(3)    Includes 152,123 and no Class I OP Units converted to Class I redeemable common shares during the nine months ended September 30, 2026 and 2025, respectively.
(4)    The redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period.

Share-Based Compensation
The following table details the restricted Class I shares awarded to independent members of the Board of Trustees during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Number of restricted Class I shares awarded (1)	47,652	39,255
(1)    The restricted Class I shares are subject to a vesting period of 13.5 months.

The following table details the total share-based compensation expense incurred by the Company for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Share-based compensation expense (1)	$117	$106	$376	$341
(1)    Included within General and administrative expenses in the Condensed Consolidated Statements of Operations.

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
The Company has certain land assets related to build-to-suit properties in sale-leaseback transactions which are being accounted for as investments in loans receivable and held at amortized cost. As of September 30, 2026, the Company had four remaining loans receivable related to build-to-suit arrangements with estimated remaining funding obligations of $12,085. The Company also has obligations to fund $65,947 in tenant improvements for existing investments.

The Company has made direct and indirect investments into joint ventures, which were formed to construct assets in build-to-suit arrangements, including net lease data centers. As of September 30, 2026, the estimated future commitments of the Company to complete the construction of the build-to-suit assets are $1,872,612, which is to be funded through 2029. As of September 30, 2026, the investments subject to future fundings have a weighted-average capitalization rate of 8.4%, a weighted average remaining lease term of 20 years, and a weighted average credit rating of AA-.
Additionally, as of September 30, 2026, the Company has commitments to fund up to $77,906 and $199,305 in additional future fundings related to its investments in commercial real estate loans and investments in real estate, respectively, including those held through joint ventures.
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
The Company expects to recognize an additional $2,068 of retention bonuses and severance benefits payable to Sila employees through July 2, 2027 as the remaining employees under separation and retention agreements complete their required service periods or if the employees are involuntarily terminated without cause before July 2, 2027. No liability has been recognized for these amounts because the recognition criteria have not been met.
15.    Earnings Per Share
Basic net income per common share is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period, excluding unvested restricted Class I shares. The restricted Class I shares are considered to be participating securities because they contain non-forfeitable rights to distributions. The restricted Class I shares participate equally with all classes of common shares; therefore, net income per common share has not been presented separately.
All classes of common shares are allocated net income at the same rate per share and receive the same gross distribution per share.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$65,588	$204,063	$302,464	$374,512
Net income attributable to non-controlling interests	(2,610)	(10,988)	(13,369)	(20,721)
Net income attributable to ORENT shareholders	$62,978	$193,075	$289,095	$353,791

Net income attributable to dilutive OP Units	2,586	10,988	13,320	20,721
Net income attributable to ORENT shareholders - dilutive	$65,564	$204,063	$302,415	$374,512

Weighted average common shares outstanding - basic	883,386,830	617,009,847	829,375,432	546,277,237
Effect of dilutive unvested grants of restricted Class I shares	47,652	39,255	47,652	39,255
Effect of dilutive OP Units	40,079,575	34,810,571	38,871,839	32,505,561
Weighted average common shares outstanding - dilutive	923,514,057	651,859,673	868,294,923	578,822,053

Net income per common share - basic	$0.07	$0.31	$0.35	$0.65
Net income per common share - diluted	$0.07	$0.31	$0.35	$0.65
The computation of diluted net income per common share for the three and nine months ended September 30, 2026, includes 47,652 dilutive restricted Class I shares, and 40,079,575 and 38,871,839 dilutive OP Units, respectively. The computation of diluted net income per common share for the three and nine months ended September 30, 2025, includes 39,255 dilutive restricted Class I shares and 34,810,571 and 32,505,561 dilutive OP Units, respectively.

16.    Segment Reporting
The Company’s principal business is the acquisition, ownership, financing, and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors.
The Company has one operating segment and one reportable segment as of September 30, 2026. The Chief Operating Decision Maker (“CODM”) specifically reviews consolidated net income to identify underlying trends in the performance of the business for purposes of allocating resources and evaluating financial performance. In addition, the CODM regularly reviews the various segment expenses, adjusted for non-cash items, as presented in the table below.
The following table details our segment financial results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total segment revenues	$159,713	$65,962	$358,641	$198,112
Segment expenses
Fund level expenses (1)	27,477	6,076	44,855	16,436
Management fees	31,676	21,361	89,147	56,199
Performance participation allocation	33,651	36,140	94,148	67,036
Interest expense (2)	54,834	24,849	123,916	65,377
Other segment income, net (3)	(57,524)	(227,048)	(303,370)	(382,050)
Income tax expense	4,011	521	7,481	602
Consolidated segment net income	$65,588	$204,063	$302,464	$374,512
(1)    Fund level expenses are equal to total general and administrative expenses adjusted to exclude the CECL allowance.
(2)    Interest expense excludes non-cash items such as amortization expense related to our deferred financing fees.
(3)     Other segment income, net includes rental property operating expenses, CECL allowance, impairment charges, depreciation and amortization, income from unconsolidated real estate affiliates, net gain (loss) on dispositions, non-cash items excluded from interest expense, interest income, and other income (expense), net.

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

The components of income tax (benefit) expense for taxable entities for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income before income taxes
Domestic net income before income taxes	$68,626	$205,834	$307,972	$378,254
Foreign net income (loss) before income taxes	973	(1,250)	1,973	(3,140)
Total net income before income taxes	$69,599	$204,584	$309,945	$375,114

Current tax expense
U.S. Federal	$2,971	$(1)	$4,483	$61
U.S. State	754	(1)	1,154	10
Foreign	350	200	1,864	926
Total current expense	$4,075	$198	$7,501	$997

Deferred tax (benefit) expense
U.S. Federal	$(70)	$175	$146	$(514)
U.S. State	—	70	32	(125)
Foreign	6	78	(198)	244
Total deferred tax (benefit) expense	$(64)	$323	$(20)	$(395)
Total income tax expense, net	$4,011	$521	$7,481	$602
Income tax expense is lower than the amount calculated using the 21.0% U.S. federal statutory income tax rate primarily as a result of the Company’s REIT structure. The Company generally is not subject to U.S. federal income tax on income distributed to shareholders. Accordingly, income tax expense primarily reflects taxes attributable to taxable REIT subsidiaries and foreign subsidiaries.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for GAAP purposes and the amount used for income tax purposes. The following table details the Company’s deferred tax asset and deferred tax liability as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Deferred tax asset (1) (2)
U.S.	$638	$754
Foreign	693	415
Total deferred tax asset	$1,331	$1,169

Deferred tax liability (3) (4)
Foreign	2,144	2,130
Total deferred tax liability	$2,144	$2,130
(1)    Included within Other assets in the Condensed Consolidated Balance Sheets.
(2)    Deferred tax assets as of September 30, 2026 are primarily comprised of organizational expenses, basis differences, fair value adjustments, and NOL carryforwards. Deferred tax assets as of December 31, 2025 are primarily comprised of organizational expenses and basis differences, as well as interest expense net of a valuation allowance.
(3)    Included within Other liabilities in the Condensed Consolidated Balance Sheets.
(4)    Deferred tax liability as of September 30, 2026 and December 31, 2025 is primarily comprised of temporary differences on real property and straight-line rent adjustments related to foreign entities.

The following table details income taxes paid for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30, 2026	September 30, 2025
U.S. Federal	$2,571	$28
U.S. State	586	141
Foreign	1,873	1,112
Total income taxes paid	$5,030	$1,281
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
18.    Subsequent Events
In preparation of the accompanying Condensed Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after September 30, 2026 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from September 30, 2026 through the date on which the financial statements were available to be issued.
Designation of a New Class of Common Shares
On November 6, 2026, the Company designated a new class of Class E common shares, par value $0.01 per share (the “Class E shares”). The preferences, rights, voting powers, restrictions, qualifications, and terms and conditions of redemption for the Class E shares are substantially similar to the rights, preferences and terms of the Company’s Class S, Class D, Class I, and Class N shares, including the same proportional rights to the Company’s assets.
In connection with the designation of the new Class E shares, the Company amended certain of its documents.
On November 6, 2026, the Company adopted the Fourth Amended and Restated Declaration of Trust (the “Amended Declaration of Trust”) pursuant to which the Company designated the new Class E shares.
On November 6, 2026, the Company, on behalf of itself as a general partner and on behalf of the limited partners thereto, entered into the Fifth Amended and Restated Limited Partnership Agreement (the “Amended Operating Partnership Agreement”) of the Operating Partnership. The Amended Operating Partnership Agreement amends the prior version of the agreement to make certain updates to reflect the new Class E shares and to establish one new class of units of the Operating Partnership, designated as Class E Units. The preferences, rights, restrictions, qualifications, and terms and conditions of conversion and redemption for the Class E Units are substantially similar to the rights, preferences and terms of the Operating Partnership’s Class S Units, Class N Units, Class D Units, and Class I Units, except that Class E Units are not subject to any investor servicing fee.
On November 6, 2026, the Company, the Operating Partnership and the Adviser entered into the Third Amended and Restated Investment Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement amends and restates the prior version of the agreement to, among other changes, provide the Adviser the option to receive its compensation in Class E shares and/or Class E Units.
On November 6, 2026, the Company amended its distribution reinvestment plan (the “Amended Distribution Reinvestment Plan”) to incorporate Class E shares in the distribution reinvestment plan.
On November 6, 2026, the Company amended its share repurchase plan (the “Amended Share Repurchase Plan”) to incorporate Class E shares in the Share Repurchase Plan.
Proceeds from the Issuance of Common Shares
From October 1, 2026 through the date on which the financial statements were available to be issued, the Company sold an aggregate of 32,803,821 common shares (consisting of 11,421,536 Class S shares, 2,100,400 Class N shares,

187,849 Class D shares, and 19,094,036 Class I shares) resulting in net proceeds of $352,312 to the Company as payment for such shares.

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
As of September 30, 2026, we have received net proceeds of $9,446,695 from the sale of our common shares. We have contributed the net proceeds to NLT OP in exchange for a corresponding number of Class S, Class N, Class D, and Class I units of NLT OP (“OP Units”). NLT OP has primarily used the net proceeds to make investments in real estate and real estate debt as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
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
We expect that the DST Program will continue to give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. Affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to continue to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of our common shares under our Share Repurchase Plan and for other corporate purposes. We have not allocated specific amounts of the net proceeds from the DST Program for any specific purpose.
As of September 30, 2026, the Company has raised proceeds of $977,493 from its DST Program including $13,651 of upfront fees earned at closing. As of September 30, 2026, 100% of the Interests in our first five DST Offerings and approximately 75% and 0% of the Interests in our sixth and seventh DST Offerings, respectively, have been sold to third parties. As a result of the FMV Buyback Option, the sale of DST Interests is offset by a financing obligation liability. The Company has elected to account for its DST financing obligation using the FVO, and as such, the liability is remeasured at fair value on a recurring basis.
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
During the three months ended September 30, 2026, global equity and debt markets remained driven by expectations around inflation, interest rates, artificial intelligence (“AI”)-related capital expenditures, and ongoing geopolitical tensions, including in the Middle East and their impact on certain energy prices. Equity indices saw modest appreciation during the third quarter despite lack of market breadth, with approximately two-thirds of S&P 500 and Russell 1000 stocks retreating during the quarter.
The 10-year Treasury yield in the United States ended the third quarter of 2026 at 5.29%, approximately 85 basis points higher than June 30, 2026 and in late September, the Federal Reserve announced a rate hike of 25 basis points, increasing the federal funds target range to 3.75% to 4.00%. This represented a significant shift from the beginning of the year, when market participants had anticipated further reductions in the federal funds rate.
Industry valuations and transaction volumes remain under pressure due to a combination of the announcement of tariffs, increased vacancy rates, changes in base rates, and uncertainty around future capital availability. In contrast, our real assets business, focused on triple net lease, continued to deploy significant capital. Our investors continue to benefit from the inflation-mitigating characteristics of the net lease structure, highly predictable net rent growth, and long-duration contractual income across the portfolio.
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and we are assessing the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy, and our Condensed

Consolidated Financial Statements. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business and Operations” in our 2025 Annual Report on Form 10-K filed with the SEC on March 13, 2026.
Q3 2026 Highlights (Results of Operations)
Operating Results
•Declared monthly net distributions on our common shares totaling $156,439 for the three months ended September 30, 2026. The details of the total returns are shown in the following table:

	Class S	Class N	Class D	Class I
Year-to-Date Total Return, without upfront selling commissions (1)	6.66%	6.92%	7.12%	7.35%
Year-to-Date Total Return, assuming maximum upfront selling commissions (1)	3.05%	4.83%	5.54%	N/A
Inception-to-Date Total Return, without upfront selling commissions (1)	7.97%	8.87%	8.33%	9.04%
Inception-to-Date Total Return, assuming maximum upfront selling commissions (1)	7.06%	8.28%	7.94%	N/A
__________________
(1)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods greater than one year is annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.
Investments
•During the three months ended September 30, 2026, acquired three retail, five industrial, 144 healthcare, and four land properties for a total purchase price of $2,863,848. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, commercial real estate assets concentrated in high growth markets.
•Invested $303,328 and sold $95,981 of investments in real estate debt during the three months ended September 30, 2026.
•During the three months ended September 30, 2026, made investments in unconsolidated real estate affiliates as follows:

Investment	Ownership Percentage	Contributions
STORE	23.0%	$94,454
Net lease data centers	11.3% - 14.3%	2,131
Investments in real estate debt	51.0%	7,334
Total		$103,919

Capital Activity and Financings
•Raised net proceeds of $603,070 from the sale of our common shares and repurchased 8,931,738 of our common shares for $95,431 during the three months ended September 30, 2026.
•Incurred borrowings on secured debt of $48,191 and incurred net borrowings on unsecured debt of $1,928,000.
•Incurred net borrowings of secured financings of investments in real estate debt of $22,846, which are secured by certain of the Company’s CMBS investments and commercial real estate loans.
Overall Portfolio
•As of September 30, 2026, our portfolio consisted of investments in real estate (53%), investments in leases (4%), investments in real estate debt (13%), and investments in unconsolidated real estate affiliates (30%), based on fair value.
•Our 438 consolidated properties as of September 30, 2026, of which 428 are wholly owned and ten are held through consolidated joint ventures, consisted primarily of Industrial (50%), Healthcare (29%), Retail (15%), Office (3%), and Land (3%) assets, based on fair value.

•Our investments in real estate debt as of September 30, 2026, consisted of commercial real estate loans, CMBS, and investments in loans receivable related to the land at build-to-suit properties. For further details on credit ratings and underlying real estate collateral, refer to “Investment Portfolio – Investments in Real Estate Debt.”
•As of September 30, 2026, we held interests in 3,659 properties through our 18 investments in unconsolidated real estate affiliates, primarily through our investment in STORE Capital LLC (“STORE”).
Investment Portfolio
Real Estate Investments
The following chart describes the diversification of our wholly owned and consolidated joint venture investments in real estate by property type based on fair value as of September 30, 2026:

Property Type (1)

Healthcare
29%
Office
3%
Land
3%
Retail
15%
Industrial
50%

(1)    Property Type weighting is measured as the asset value of our wholly owned and consolidated joint venture investments in real estate for each sector category against the total asset value of all such investments. “Real estate investments” excludes properties held within unconsolidated joint ventures, including the Company’s investment in STORE.
The following table provides a summary of our wholly owned and consolidated joint venture real estate portfolio as of September 30, 2026, including Investments in real estate and Investments in leases – Financing Receivables:

Property Type (1)	Number of Properties	Sq. Feet (in thousands)	Occupancy Rate (2) (3)	Average Effective Annual Base Rent Per Leased Sq. Foot	Annual Base Rent	Percentage of Total Revenue
Industrial	85	27,601	100%	9	$247,152	44%
Retail	198	3,434	100%	23.6	81,104	15%
Office	4	1,006	100%	20.3	20,427	4%
Healthcare	145	5,361	100%	34.4	184,215	33%
Land	6	27,651	N/A	0.8	21,928	4%
Total	438	65,053			$554,826	100%
__________
(1)Excludes properties owned by unconsolidated real estate affiliates.
(2)Occupancy Rate is calculated as the percentage of square footage leased.
(3)Land investments are excluded from Occupancy Rate. Build-to-suit investments are included in Occupancy Rate to the extent a lease has been executed.

Real Estate and Leases
The following table provides information regarding our wholly owned real estate property types as of September 30, 2026:

Property Type and Investment (1)	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Sq. Feet (in thousands)	Occupancy Rate (2)(7)
Industrial:
Amazon	5	Various	Aug. - Dec. 2022	100%	4,964	100%
Dorel Industries	1	Cornwall, ON	November 2022	100%	492	100%
EquipmentShare.com (3) (6)	28	Various	Oct. - Nov. 2022	100%	382	100%
Magna International (4)	2	Bowling Green, KY	September 2022	100%	2,317	100%
Paradigm (4)	3	Various	October 2022	100%	314	100%
Whirlpool (4)	2	Various	Nov. 2022 - Sep. 2026	100%	2,323	100%
Tenneco	5	Various	December 2022	100%	2,150	100%
LOC Performance	2	Various	March 2023	100%	990	100%
QVC	2	Various	January 2023	100%	2,166	100%
Save Mart (4)	2	Various	September 2023	100%	555	100%
Quanta Cloud	1	San Jose, CA	June 2024	100%	91	100%
General Mills	1	Belvidere, IL	July 2024	100%	1,318	100%
Hillenbrand (4)	2	Various	September 2024	100%	712	100%
Air Distribution Technologies	7	Various	July 2024	100%	1,097	100%
Johnson Controls (4)	4	Seattle, WA	September 2022	100%	325	100%
US Foods	1	Fresno, CA	July 2025	100%	97	100%
PsiQuantum (3) (5)	1	Chicago, IL	September 2025	99%	433	100%
Flowchem	1	Prairie View, TX	October 2025	100%	184	100%
Marzetti (3) (5)	1	Columbus, OH	November 2025	98%	665	100%
Citi Trends	1	Roland, OK	December 2025	100%	563	100%
United Natural Foods	1	Manchester, PA	December 2025	100%	1,319	100%
Syngenta	1	Malta, IL	January 2026	100%	104	100%
Core-Mark	6	Various	February 2026	100%	464	100%
Eaton	1	Los Angeles, CA	March 2026	100%	153	100%
EFP	1	Bishopville, SC	July 2026	100%	318	100%
Cameron International	1	Odessa, TX	September 2026	100%	118	100%
Albertson’s	2	Various	September 2026	100%	2,987	100%
Retail:
Cracker Barrel (4)	53	Various	September 2022	100%	537	100%
Ramoco Fuels NC LLC	27	Various	September 2023	100%	94	100%
Walgreen Co.	29	Various	September 2022	100%	426	100%
Maverick Gaming	11	Various	Sep. 2022 - Jun. 2023	100%	317	100%
Save Mart (4)	10	Various	July 2023	100%	475	100%
N&L Investments	8	Various	September 2022	100%	22	100%
JK Petroleum (6)	5	Various	September 2022	100%	24	100%
Abbasi (6)	10	Various	September 2022	100%	35	100%
World Fuel Services, Inc (6)	5	Various	September 2022	100%	62	100%
Dollar General	15	Various	Dec. 2024 - Jul. 2026	100%	165	100%
Tractor Supply	1	Brookville, PA	January 2025	100%	22	100%
Starbucks	5	Various	Feb. 2025 - Feb. 2026	100%	9	100%
Washington Trust	4	Various	January 2025	100%	27	100%
MedVet	3	Various	Jun.- Aug. 2025	100%	44	100%
ASDA	10	Various	Dec. 2025 - May 2026	100%	1,148	100%
KEDPlasma	2	Various	Jul. 2026 - Sep. 2026	100%	27	100%
Office:
Chubb	2	Whitehouse, NJ	November 2022	100%	429	100%
Energy Center	1	Houston, TX	October 2022	100%	524	100%
EquipmentShare.com	1	Columbia, MO	October 2022	100%	53	100%

Healthcare:
CrownMed (5) (8)	8	Various	Apr. 2026 - Aug. 2026	95%	89	100%
Sila (4) (6) (8)	137	Various	July 2026	100%	5,272	99%
Land:
HOF Village Waterpark	1	Canton, OH	November 2022	100%	664	N/A
Related Midwest	1	Chicago, IL	September 2025	100%	16,369	N/A
Skybox	1	Wichita Falls, TX	November 2025	100%	9,480	N/A
Kraemer Garden	1	Waite Park, MN	December 2025	100%	1,078	N/A
Sila	2	Various	July 2026	100%	60	N/A
Total	438				65,053
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
(6)Includes leases that have not commenced as of September 30, 2026.
(7)Occupancy Rate is calculated as the percentage of square footage leased.
(8)Includes multi-tenant properties.

Lease Expirations
The following schedule details the expiring leases at our wholly owned real estate properties by annualized base rent and square footage as of September 30, 2026:

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring	Square Feet (in thousands)	% of Total Square Feet Expiring
2026 (remaining)	1	$335	—%	—	—%
2027	6	2,759	—%	117	—%
2028	14	5,852	1%	399	1%
2029	34	14,659	3%	522	1%
2030	17	11,542	2%	345	—%
2031	21	23,599	4%	575	1%
2032	13	32,611	6%	2,546	4%
2033	35	25,304	5%	1,850	3%
2034	24	23,302	4%	2,283	3%
2035	12	12,021	2%	534	1%
Thereafter	279	402,842	73%	55,882	86%
Total	456	$554,826	100%	65,053	100%
(1)     Excludes executed leases for which leases have not commenced as of September 30, 2026.

Investments in Unconsolidated Real Estate Affiliates
The Company owns interests in unconsolidated real estate investments with third parties which are primarily accounted for under the FVO. The following table details the Company’s investments in unconsolidated real estate affiliates as of September 30, 2026:

Investment	Number of Investments	Number of Properties	Ownership Percentage	Carrying Amount of Investment
Unconsolidated real estate affiliates accounted for under the equity method
Net lease	1	2	49.1%	$4,986
Total unconsolidated real estate affiliates accounted for under the equity method	1	2		$4,986

Unconsolidated real estate affiliates accounted for under the FVO
STORE	1	3,606	23.0%	$2,748,466
Net lease	3	36	50.9%	245,499
Investments in real estate debt	5	—	51.0% - 85.0%	478,595
Net lease data centers	8	15	2.7% - 83.5%	1,098,570
Total unconsolidated real estate affiliates accounted for under the FVO	17	3,657		$4,571,130
Total unconsolidated real estate affiliates	18	3,659		$4,576,116
Investments in Real Estate Debt
The following table details our investments in real estate debt held at fair value as of September 30, 2026:

Type of Security/Loan	Weighted Average Coupon (1) (2)	Weighted Average Maturity Date (3)	Face Amount	Cost Basis	Fair Value
CMBS (4)	SOFR + 4%	8/29/2042	$1,300,744	$1,301,700	$1,289,014
Commercial real estate loans (4) (5)	10%	5/17/2030	380,462	380,326	382,507
Total investments in real estate debt (6)	8%		$1,681,206	$1,682,026	$1,671,521
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
(5)Certain commercial real estate loans include potential future funding obligations to borrowers. See Note 14 - Commitments and Contingencies for additional information.
(6)Total investments in real estate debt per the tables above exclude our investments in CMBS classified as held-to-maturity and loans receivable, which are presented below.

The following table details the Company’s CMBS investments which are classified as held-to-maturity and presented at amortized cost. The carrying value of these CMBS investments as of September 30, 2026 is net of an allowance for credit losses of $2,678. The Company has the intent and ability to hold these investments until maturity.

	September 30, 2026
Type of Security/Loan	Weighted Average Coupon	Weighted Average Maturity Date	Face Amount	Cost Basis	Carrying Value
CMBS	SOFR + 7%	9/21/2042	$373,625	$373,213	$371,159
Other Investments
The Company has certain land assets related to build-to-suit properties in sale-leaseback transactions which are being accounted for as an investment in loans receivable and held at amortized cost, as the related lease is not deemed to have commenced until the constructed assets are made available for use by the lessee. Direct costs associated with originating loans are deferred and amortized as an adjustment to interest income over the term of the related loan receivable. As of

September 30, 2026 and December 31, 2025, the Company held four and 13 investments in loans receivable related to build-to-suit arrangements with a total balance of $3,281 and $10,691, respectively, which are included within Investments in real estate debt in the Condensed Consolidated Balance Sheets.

Results of Operations
The following table sets forth the results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	$
Revenues
Rental revenue	$143,039	$56,908	$86,131
Income from investments in leases - Financing receivables	16,674	9,054	7,620
Total revenues	159,713	65,962	93,751

Expenses
Rental property operating	14,516	8,997	5,519
General and administrative	26,840	10,737	16,103
Management fee	31,676	21,361	10,315
Performance participation allocation	33,651	36,140	(2,489)
Depreciation and amortization	64,927	26,561	38,366
Total expenses	171,610	103,796	67,814
Other income (expense)
Income from unconsolidated real estate affiliates	155,091	231,342	(76,251)
Gain on dispositions of real estate	113	—	113
Interest expense	(59,209)	(27,399)	(31,810)
Interest income	45,446	29,519	15,927
Other income (expense), net	(59,945)	8,956	(68,901)
Total other income, net	81,496	242,418	(160,922)
Net income before income taxes	$69,599	$204,584	$(134,985)
Income tax expense	4,011	521	3,490
Net income	65,588	204,063	(138,475)
Net income attributable to non-controlling interests	(2,610)	(10,988)	8,378
Net income attributable to ORENT shareholders	$62,978	$193,075	$(130,097)
Rental revenue
Rental revenue from our income property operations was $143,039 for the three months ended September 30, 2026 and $56,908 for the three months ended September 30, 2025. The increase in revenues is primarily due to an increase from

222 properties classified as Investments in real estate as of September 30, 2025 to 413 properties as of September 30, 2026, as well as contractual rent increases across the existing portfolio from September 30, 2025 to September 30, 2026.
Income from investments in leases - Financing receivables
Income from investments in leases - Financing receivables was $16,674 for the three months ended September 30, 2026 and $9,054 for the three months ended September 30, 2025. The increase in revenues is primarily due to revenue from properties acquired and leases executed after September 30, 2025.
Rental property operating expenses
Rental property operating expenses were $14,516 for the three months ended September 30, 2026, and $8,997 for the three months ended September 30, 2025. The increase in expenses is primarily the result of our increased property count compared to the prior year.
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2026 and 2025 were $26,840 and $10,737, respectively. The increase in General and administrative expenses is primarily due to $16,068 of compensation, retention bonuses, and severance expense during the three months ended September 30, 2026 for employees of Sila Realty Trust, Inc. (“Sila”), acquired by the Company in July 2026 (the “Sila Acquisition”). See “Note 3 – Acquisitions and Dispositions.”
Management fee
The management fee for the three months ended September 30, 2026 and 2025 was $31,676 and $21,361, respectively. The increase was attributable to an increase in the Company’s average NAV during the period.
Performance participation allocation
The performance participation allocation for the three months ended September 30, 2026 and 2025 was $33,651 and $36,140, respectively. The decrease was due to a decrease in NAV in excess of the required 5% return hurdle.
Depreciation and amortization
Depreciation and amortization was $64,927 for the three months ended September 30, 2026 and $26,561 for the three months ended September 30, 2025. The increase in depreciation and amortization during the periods presented is due to an increase from 222 properties classified as Investments in real estate as of September 30, 2025 to 413 properties as of September 30, 2026.
Income from unconsolidated real estate affiliates
Income from unconsolidated real estate affiliates was $155,091 for the three months ended September 30, 2026, and $231,342 for the three months ended September 30, 2025. The decrease in income from unconsolidated real estate affiliates is primarily due to a decrease in income from its investments in net lease data centers, partially offset by an increase in the Company’s investment in STORE, as well as income from its investments in real estate debt held in joint ventures.
Gain on dispositions of real estate
Gain on dispositions of real estate was $113 during the three months ended September 30, 2026 as the Company sold two properties, while the Company did not dispose of any properties during the three months ended September 30, 2025.

Interest expense
Interest expense was $59,209 for the three months ended September 30, 2026, and $27,399 for the three months ended September 30, 2025. The increase in expense is primarily due to larger outstanding debt balances on the Company’s unsecured revolving credit facility and secured financings of investments in real estate debt.
Interest income
Interest income was $45,446 and $29,519 for the three months ended September 30, 2026 and 2025, respectively. The increase in interest income in the current year was primarily due to acquisitions of investments in real estate debt.
Other income (expense), net
Other expense, net was $59,945 for the three months ended September 30, 2026, compared to Other income, net of $8,956 for the three months ended September 30, 2025. The increase in expense in the current year is due to net losses on the Company’s derivative instruments not designated as hedging instruments, an increase to master lease expense under our DST Program, and transaction costs related to the Sila Acquisition required to be expensed under GAAP.
The following table sets forth the results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	$
Revenues
Rental revenue	$310,884	$169,878	$141,006
Income from investments in leases - Financing receivables	47,757	28,234	19,523
Total revenues	358,641	198,112	160,529

Expenses
Rental property operating	31,200	26,200	5,000
General and administrative	44,053	18,249	25,804
Impairment charges	22,734	—	22,734
Management fee	89,147	56,199	32,948
Performance participation allocation	94,148	67,036	27,112
Depreciation and amortization	136,133	78,624	57,509
Total expenses	417,415	246,308	171,107
Other income (expense)
Income from unconsolidated real estate affiliates	400,567	416,806	(16,239)
Gain (loss) on dispositions of real estate	837	(2,180)	3,017
Interest expense	(134,773)	(70,312)	(64,461)
Interest income	144,298	73,853	70,445
Other income (expense), net	(42,210)	5,143	(47,353)
Total other income, net	368,719	423,310	(54,591)
Net income before income taxes	$309,945	$375,114	$(65,169)
Income tax expense	7,481	602	6,879
Net income	302,464	374,512	(72,048)
Net income attributable to non-controlling interests	(13,369)	(20,721)	7,352
Net income attributable to ORENT shareholders	$289,095	$353,791	$(64,696)

Rental revenue
Rental revenue from our income property operations was $310,884 for the nine months ended September 30, 2026 and $169,878 for the nine months ended September 30, 2025. The increase in revenues is primarily due to an increase from 222 properties classified as Investments in real estate as of September 30, 2025 to 413 properties as of September 30, 2026, as well as contractual rent increases across the existing portfolio from September 30, 2025 to September 30, 2026.
Income from investments in leases - Financing receivables
Income from investments in leases - Financing receivables was $47,757 for the nine months ended September 30, 2026 and $28,234 for the nine months ended September 30, 2025. The increase in revenues is primarily due to revenue from properties acquired and leases executed after September 30, 2025.
Rental property operating expenses
Rental property operating expenses were $31,200 for the nine months ended September 30, 2026, and $26,200 for the nine months ended September 30, 2025. The increase in expenses is primarily the result of our increased property count compared to the prior year.
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2026 and 2025 were $44,053 and $18,249, respectively. The increase in General and administrative expenses is primarily due to $16,068 of compensation, retention bonuses, and severance expense during the nine months ended September 30, 2026 for employees of Sila, which was acquired by the Company in July 2026. See “Note 3 – Acquisitions and Dispositions.” The remaining increase is due to increases in legal and other professional fees of $9,433 for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Impairment charges
During the nine months ended September 30, 2026, the Company recognized $22,734 of impairment charges related to tenant improvement costs for certain of its real estate properties for which rent has not yet commenced. The Company did not recognize any impairment charges during the nine months ended September 30, 2025.
Management fee
The management fee for the nine months ended September 30, 2026 and 2025 was $89,147 and $56,199, respectively. The increase was attributable to an increase in the Company’s average NAV during the period.
Performance participation allocation
The performance participation allocation for the nine months ended September 30, 2026 and 2025 was $94,148 and $67,036, respectively. The increase was due to an increase in NAV in excess of the required 5% return hurdle.
Depreciation and amortization
Depreciation and amortization was $136,133 for the nine months ended September 30, 2026 and $78,624 for the nine months ended September 30, 2025. The increase in depreciation and amortization during the periods presented is due to an increase from 222 properties classified as Investments in real estate as of September 30, 2025 to 413 properties as of September 30, 2026.
Income from unconsolidated real estate affiliates
Income from unconsolidated real estate affiliates was $400,567 for the nine months ended September 30, 2026, and $416,806 for the nine months ended September 30, 2025. The decrease in income from unconsolidated real estate affiliates is primarily due to a decrease in income from its investments in net lease data centers, partially offset by an increase in the Company’s investment in STORE, as well as income from its investments in real estate debt held in joint ventures.
Gain (loss) on dispositions of real estate
During the nine months ended September 30, 2026, the Company recognized a gain on dispositions of real estate of $837 from the disposition of five properties, compared to a loss on dispositions of $2,180 during the nine months ended September 30, 2025 due to the reversal of non-cash accretion of tenant loan receivables related to the contribution of 15 LV Petroleum properties to LV Petroleum JV.

Interest expense
Interest expense was $134,773 for the nine months ended September 30, 2026, and $70,312 for the nine months ended September 30, 2025. The increase in expense is primarily due to larger outstanding debt balances on the Company’s unsecured revolving credit facility and secured financings of investments in real estate debt.
Interest income
Interest income was $144,298 and $73,853 for the nine months ended September 30, 2026 and 2025, respectively. The increase in interest income in the current year was primarily due to acquisitions of investments in real estate debt.
Other income (expense), net
Other expense, net was $42,210 for the nine months ended September 30, 2026, compared to Other income, net of $5,143 for the nine months ended September 30, 2025. The increase in expense in the current year is due to net losses on the Company’s derivative instruments not designated as hedging instruments, an increase to master lease expense under our DST Program, and transaction costs related to the Sila Acquisition required to be expensed under GAAP.

Net Asset Value and NAV Per Share Calculation
Each class has an undivided interest in our assets and liabilities, other than class-specific ongoing servicing fees. In accordance with the valuation guidelines, our NAV per share for each class is determined as of the last calendar day of each month, using a process that reflects several components, including the estimated fair value of (1) each of our properties (including the DST Properties), (2) our real estate debt and other securities, and (3) our other assets and liabilities. The NAV for each class of shares is based on the net asset values of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any performance participation allocation to the Special Limited Partners and the deduction of any ongoing servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is generally available on or around the fifteenth calendar day after the last calendar day of each month. Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, any class-specific adjustments are incorporated into our NAV, including additional issuances and repurchases of our shares and accruals of class-specific ongoing servicing fees. For each applicable class of shares, the ongoing servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
Our total NAV presented in the following tables includes the NAV of our Class S, Class N, Class D, and Class I common shares, as well as the partnership interests of NLT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of September 30, 2026:

Components of NAV	September 30, 2026
Cash and cash equivalents	$213,807
Restricted cash	53,463
Investments in real estate	7,624,882
Investments in leases - Financing receivables	596,606
Investments in real estate debt	2,048,361
Intangible assets	724,667
Investments in unconsolidated real estate affiliates	4,586,753
Other assets	98,883
Mortgage notes and credit facility	(3,857,961)
Other borrowings	(463,432)
Due to affiliates	(59,473)
DST financing obligation	(965,513)
Accounts payable and accrued expenses	(236,804)
Other liabilities	(303,165)
Net Asset Value	$10,061,074
Number of outstanding shares/units	937,362,677

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2026 (dollars are in thousands except for per share amounts):

NAV per share	Class S Shares	Class N Shares	Class D Shares	Class I Shares (1)	Third - Party OP Units (2)	Total
NAV	$3,963,743	$657,436	$121,515	$4,876,619	$441,761	$10,061,074
Number of outstanding shares/units	370,879,690	60,995,027	11,528,492	452,929,631	41,029,837	937,362,677
NAV Per Share/Unit as of September 30, 2026	$10.6874	$10.7785	$10.5404	$10.7668	$10.7668
__________________
(1)Includes 2,006,035 Class I shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of NLT OP held by the Special Limited Partners and parties other than the Company.
The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of September 30, 2026:

Property Type	Capitalization Rate (1)
Industrial	5.7%
Retail	6.8%
Office	7.6%
Healthcare	7.1%
Land	8.1%
__________________
(1)Excludes properties owned by unconsolidated real estate affiliates.

These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our wholly owned property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our consolidated investment values for occupied properties as of September 30, 2026:

Input	Hypothetical Change	Industrial	Retail	Office	Healthcare	Land
Capitalization Rate	0.25 % Decrease	+4.5%	+4.0%	+3.4%	+3.7%	+3.2%
Capitalization Rate	0.25 % Increase	(4.1)%	(3.7)%	(3.2)%	(3.4)%	(3.5)%

The following table reconciles shareholders’ equity and NLT OP partners’ capital per our Condensed Consolidated Balance Sheets to our NAV (in thousands):

September 30, 2026
Shareholders' equity	$8,629,559
Non-controlling interests attributable to NLT OP	227,465
Redeemable non-controlling interests	180,267
Redeemable common shares	21,599
Total partners' capital of NLT OP under GAAP	9,058,890
Adjustments:
Accrued shareholder servicing fee	187,801
Accrued organization and offering costs	5,184
Accumulated depreciation and amortization under GAAP	435,066
Allowance for credit losses under GAAP	15,688
Unrealized net real estate and real estate debt appreciation	506,799
Accrued interest on financing receivables	(44,165)
Straight-line rent	(90,661)
Deferred tax impact	(13,528)
NAV	$10,061,074
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
•The Adviser agreed to advance certain organization and offering costs on our behalf through September 1, 2023. Such costs are being reimbursed to the Adviser on a pro rata basis over a 60-month period beginning September 1, 2023. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
•We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV. Our mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and secured financings of investments in real estate debt (“Debt”) are presented at their amortized cost basis in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.
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
Distributions
Beginning September 21, 2022, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.1875 and $0.5625 per share for the three and nine months ended September 30, 2026, respectively. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the nine months ended September 30, 2026:

Record Date	Class S	Class N	Class D	Class I
January 31, 2026	$0.0551	$0.0581	$0.0603	$0.0625
February 28, 2026	0.0550	0.0581	0.0603	0.0625
March 31, 2026	0.0549	0.0580	0.0603	0.0625
April 30, 2026	0.0551	0.0581	0.0604	0.0625
May 31, 2026	0.0549	0.0580	0.0603	0.0625
June 30, 2026	0.0551	0.0581	0.0603	0.0625
July 31, 2026	0.0548	0.0580	0.0603	0.0625
August 31, 2026	0.0548	0.0579	0.0603	0.0625
September 30, 2026	0.0550	0.0581	0.0603	0.0625
Total	$0.4947	$0.5224	$0.5428	$0.5625
The following table details our distributions declared for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$75,006	48%	$54,069	50%	$209,616	48%	$144,534	50%
Reinvested in shares	81,433	52%	53,736	50%	230,788	52%	142,752	50%
Total distributions	$156,439	100%	$107,805	100%	$440,404	100%	$287,286	100%
Sources of Distributions
Cash flows from operating activities	$156,439	100%	$107,805	100%	$440,404	100%	$287,286	100%
Offering proceeds	—	—%	—	—%	—	—%	—	—%
Total sources of distributions	$156,439	100%	$107,805	100%	$440,404	100%	$287,286	100%

Cash flows from operating activities (1)	$138,654		$106,330		$390,715		$281,215
Adjusted cash flows from operating activities (1) (2)	$181,429		$128,542		$458,735		$312,235
Funds from Operations (2)	$125,120		$218,358		$440,461		$430,448
Adjusted Funds from Operations (2)	$169,498		$168,530		$471,836		$334,384
______________
(1)Excluding (i) $20,988 of cash paid during the year ended December 31, 2024 for tenant lease inducements at properties previously under construction in accordance with their lease agreements and (ii) $20,037 of transaction and restructuring costs related to the Sila Acquisition paid during the nine months ended September 30, 2026, and including rent and preferred equity distributions from our build-to-suit arrangements for which rent has not commenced as of September 30, 2026, our inception to date cash flows from operating activities have funded 100% of our distributions. The payments for tenant lease inducements were made using construction escrows acquired in 2022, and held in Restricted Cash on the Consolidated Balance Sheets as of December 31, 2023 and 2022.
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

Adjusted Cash Flows from Operating Activities
We believe adjusted cash flows from operating activities is a meaningful non-GAAP supplemental measure of our ability to generate cash earnings to be used for the payments of distributions to our investors. Our current definition of adjusted cash flows from operating activities is cash flows from operating activities plus (i) rental revenues and preferred equity distributions related to our build-to-suit arrangements for which the lease agreements have not commenced and (ii) transaction and restructuring costs related to the Sila Acquisition which are required to be presented as operating cash flows under GAAP. Transaction and restructuring costs related to the Sila Acquisition include certain severance and other compensation-related payments. Although these amounts represent compensation costs and are classified within operating activities under GAAP, we adjust for these amounts because they are directly associated with the Sila Acquisition and related restructuring activities and are temporary in nature. The Company is externally managed and does not ordinarily incur employee compensation costs of this nature. Ongoing compensation costs, if any, are not excluded from this measure.
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
The following table presents a reconciliation of our net cash flows provided by operating activities to our adjusted cash flows from operating activities:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net cash flows provided by operating activities	$138,654	$106,330	$390,715	$281,215
Build-to-suit rent and preferred equity distributions	22,738	22,212	47,983	31,020
Sila acquisition transaction and restructuring costs	20,037	—	20,037	—
Adjusted net cash flows provided by operating activities	$181,429	$128,542	$458,735	$312,235
Funds from Operations and Adjusted Funds from Operations
We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our condensed consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments has decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) similar adjustments for non-controlling interests and unconsolidated entities.
We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) deferred income amortization, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of mortgage premium/discount, (v) unrealized gains or losses from changes in the fair value of real estate debt, investments in unconsolidated real estate affiliates, and other financial instruments, (vi) gains and losses resulting from foreign currency translations, (vii) provision for credit losses, (viii) non-cash income, (ix) non-cash performance participation allocation, even if repurchased by us, (x) management fees paid in shares or OP Units, even if subsequently repurchased by us, (xi) non-cash interest expense on affiliate line of credit paid in shares or OP Units, even if subsequently repurchased by us, (xii) organization costs, (xiii) amortization of deferred financing costs, (xiv) shareholder servicing fees paid during the period, (xv) debt extinguishment fees paid during the period, (xvi) transaction and restructuring costs related to the Sila Acquisition, and (xvii) similar adjustments for non-controlling interests and unconsolidated entities. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.
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
The following table presents a reconciliation of net income (loss) attributable to ORENT shareholders to FFO and AFFO attributable to ORENT shareholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income attributable to ORENT shareholders	$62,978	$193,075	$289,095	$353,791
Adjustments to arrive at FFO:
Depreciation and amortization	64,927	26,561	136,133	78,624
Impairment charges	—	—	22,734	—
(Gain) loss on dispositions of real estate	(113)	—	(837)	2,180
Amount attributable to investment in unconsolidated affiliates	148	149	445	447
Amount attributable to non-controlling interests for above adjustments	(2,820)	(1,427)	(7,109)	(4,594)
FFO attributable to ORENT shareholders	125,120	218,358	440,461	430,448
Adjustments to arrive at AFFO:
Straight-line rental income	(12,838)	(5,198)	(28,837)	(15,603)
Amortization of ground lease and above/below-market lease intangibles	(472)	75	460	224
Unrealized (gain) loss on derivatives not designated as hedging instruments	36,454	(6,014)	5,957	634
Unrealized loss (gain) from changes in fair value of financial instruments	132	(1,374)	37	(3,353)
Adjustment for investments in unconsolidated real estate affiliates accounted for under fair value option	(69,115)	(98,471)	(153,753)	(194,926)
Unrealized loss from changes in fair value of DST financing obligation	16,661	1,832	36,440	2,711
(Recovery of) provision for credit losses	(637)	4,661	(802)	1,813
Accretion of tenant loan receivable	(6,860)	(1,660)	(17,245)	(4,997)
Performance participation allocation	33,651	36,140	94,148	67,036
Management fee	31,676	21,361	89,147	56,199
Debt extinguishment fees	2,966	—	2,966	257
Amortization of deferred financing costs	4,404	2,770	11,380	5,763
Shareholder servicing fees	(9,221)	(6,370)	(25,783)	(16,487)
Sila acquisition transaction and restructuring costs	20,037	—	20,037	—
Amount attributable to investment in unconsolidated affiliate	(27)	(33)	(88)	(104)
Amount attributable to non-controlling interests for above adjustments	(2,433)	2,453	(2,689)	4,769
AFFO attributable to ORENT shareholders	$169,498	$168,530	$471,836	$334,384

Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of unrestricted cash and cash equivalents of $213,807 and availability under our credit facility of $694,361 as of September 30, 2026. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $1,941,131 for the nine months ended September 30, 2026, as well as through the ability to sell our liquid CMBS investments with a fair value of $1,289,014 as of September 30, 2026. Additionally, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate.
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
Capital Resources
As of September 30, 2026, our indebtedness included loans secured by our properties, unsecured credit facilities and other borrowings. The following table is a summary of our indebtedness as of September 30, 2026 (in thousands):

				Principal Balance as of
Indebtedness	Weighted Average Interest Rate(1)(2)	Weighted Average Maturity Date	Maximum Facility Size	September 30, 2026	December 31, 2025
Mortgage notes & credit facility:
Unsecured credit facility	S + 1.35%	6/12/2030	$1,250,000	$1,250,000	$1,250,000
Unsecured revolving credit facility	S + 1.40%	6/12/2029	$3,260,000	1,928,000	414,000
Fixed rate mortgages	5.02%	7/8/2032	N/A	342,865	106,447
Variable rate mortgages	S + 1.88%	4/30/2029	N/A	409,028	106,462
Deferred financing costs, net				(57,231)	(43,912)
Discount on debt, net				$(11,148)	$—
Total Mortgage notes & credit facilities, net:				$3,861,514	$1,832,997

Unsecured senior notes
Unsecured senior notes	6.35%	2/2/2030	N/A	$—	$130,000
Deferred financing costs, net				—	(3,504)
Unsecured senior notes, net				$—	$126,496

Other borrowings
Secured financings of investments in real estate debt	S + 1.5%	6/6/2027	$1,750,000	$467,467	$757,069
Deferred financing costs, net				(4,035)	(3,122)
Other borrowings, net				$463,432	$753,947
Total indebtedness				$4,324,946	$2,713,440
_______________
(1)The term “S” refers to the relevant floating benchmark rates, which include daily SOFR, 30-day SOFR, one-month euro interbank offered rate (“EURIBOR”), daily Canadian overnight repo rate average (“CORRA”), and one-month SONIA as applicable to each loan. As of September 30,

2026, we have outstanding interest rate swaps that mitigate our exposure to potential future interest rate increases under our floating rate debt. See further discussion of outstanding interest rate swaps below.
(2)The Company’s mortgages and notes payable contain yield or spread maintenance provisions.

Refer to Note 9 - Debt for additional information.
Private Offering
On September 1, 2022, the Company commenced the offering of its shares through a continuous private placement offering. As of September 30, 2026, the Company is authorized to issue an unlimited number of shares of each of its four classes of common shares (Class S shares, Class N shares, Class D shares, and Class I shares).
As of November 6, 2026, we had received net proceeds of $9,770,773 from selling an aggregate 948,557,408 common shares in the Private Offering (consisting of 388,555,764 Class S shares, 62,610,965 Class N shares, 15,732,827 Class D shares, and 481,657,852 Class I shares).
Cash Flows
Cash flows provided by operating activities were $390,715 for the nine months ended September 30, 2026 compared to $281,215 for the nine months ended September 30, 2025. The change in cash flows provided by operating activities was primarily due to an increase in distributions of earnings from unconsolidated real estate affiliates and interest income from investments in real estate debt.
Cash flows used in investing activities were $3,531,018 for the nine months ended September 30, 2026 compared to $2,207,069 for the nine months ended September 30, 2025. The change in cash flows used in investing activities was primarily due to an increase in investing activity related to our investments in real estate, partially offset by an increase in proceeds from the sale of investments in real estate debt and a decrease in investments made in unconsolidated real estate affiliates.
Cash flows provided by financing activities were $3,242,984 for the nine months ended September 30, 2026 compared to $2,185,744 for the nine months ended September 30, 2025. The change in cash flows provided by financing activities was primarily due to an increase in net borrowings of principal on debt and an increase in proceeds from the DST Program, partially offset by a decrease in proceeds from issuance of common shares.
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
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of September 30, 2026:

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$4,397,360	$322,992	$2,444,328	$1,391,490	$238,550
Organizational and offering costs	5,184	2,847	2,337	—	—
Severance obligation	2,068	2,068	—	—	—
Total	$4,404,612	$327,907	$2,446,665	$1,391,490	$238,550
The Company also has future commitments to fund the construction of wholly owned assets and assets held through joint ventures under build-to-suit arrangements. As of September 30, 2026, the Company estimates that its total remaining future commitments to complete the construction of such assets is $1,884,697. The Company also has obligations to fund $65,947 in tenant improvements for existing investments as of September 30, 2026.
As of September 30, 2026, the Company has commitments to make additional future fundings of up to $77,906 related to our existing investments in commercial real estate loans and up to $199,305 for additional purchase price of existing investments in real estate, including those held through joint ventures.
As of September 30, 2026, we expect to pay approximately $2,068 of retention bonuses and severance to Sila employees through July 2, 2027, which we expect to fund with cash on hand and cash flows from operating activities.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk with respect to our variable-rate indebtedness as an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of floating rate financings with staggered maturities and through interest rate hedging agreements to fix all or a portion of our variable rate debt. As of September 30, 2026, the outstanding principal balance of our indebtedness was $4.4 billion and consisted of mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and other borrowings.
Certain of our mortgage notes, term loan credit facilities, unsecured revolving credit facilities, and other borrowings are variable rate and indexed to SOFR, one-month SOFR, and one-month SONIA (collectively, the “Reference Rates”). For the three and nine months ended September 30, 2026, a 50 basis point increase in each of the Reference Rates would have resulted in a $2.8 and $4.9 million increase in interest expense, respectively. Our exposure to interest rate risk may vary in future periods as the amounts and terms of our interest rate hedging agreements change over time as we implement our hedging program.
Investments in Real Estate Debt
As of September 30, 2026 and December 31, 2025, we held $1.7 billion and $1.7 billion of investments in real estate debt, respectively, which are reported at fair value on our Condensed Consolidated Balance Sheets. Our investments in real estate debt consist of floating rate and fixed rate debt. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and nine months ended September 30, 2026, a 50 basis point increase or decrease in the Reference Rates would have resulted in a $2.4 and $8.0 million increase or decrease to income from investments in real estate debt, respectively.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. Additionally, we utilize interest rate hedging agreements on certain investments to fix all or a portion of our variable interest rates. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of September 30, 2026 and December 31, 2025, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $167.2 million and $170.6 million, respectively.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we are party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio investments. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of September 30, 2026, we were not involved in any material legal proceedings.
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

Shares Sold Date	Class S	Class N	Class D	Class I	Total	Aggregate Consideration (1)
July 2026	8,080,049	1,645,531	36,397	13,449,683	23,211,660	$248,443
August 2026	7,278,508	1,415,860	36,505	10,609,775	19,340,648	207,044
September 2026	7,350,343	2,064,234	154,499	11,907,231	21,476,307	230,614
Total	22,708,900	5,125,625	227,401	35,966,689	64,028,615	$686,101
(1)    Includes upfront selling commissions for Class S, Class N, and Class D shares of $2,093.

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
The following table sets forth purchases by the Company of its common shares during the three months ended September 30, 2026:

Repurchase Request Deadline	Total Number of Common Shares Purchased	Average Price per Common Share (1)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs (2)
September 4, 2026	13,433,762	$10.6954	8,931,738	$—
Total	13,433,762	$10.6954	8,931,738	$—

_______________
(1)Repurchase pricing date was July 31, 2026.
(2)Repurchases are limited as set forth in our Share Repurchase Plan described above. All requests under the Share Repurchase Plan were satisfied.

From Inception through September 30, 2026, 20,430,634 Class I OP Units were issued to the Special Limited Partners. Subsequent to initial issuance, 12,045,212 Class I OP Units were distributed to participants in the Special Limited Partners, with the remaining 8,385,422 Class I OP Units held directly by the Special Limited Partners as of September 30, 2026.
From Inception through September 30, 2026, the Company issued 23,523,190 Class I shares to the Adviser as payment of management fees and interest on the affiliate line of credit and has repurchased 21,669,277 of such shares. As of September 30, 2026, the Adviser held 5,283,942 Class I shares, including shares previously purchased by the Adviser. The repurchase of any Class I OP Units held by the Special Limited Partners or Class I shares held by the Adviser acquired as payment of management fee and interest earned by the Adviser occurs outside of our Share Repurchase Plan.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended September 30, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
On November 6, 2026, the Company designated a new class of Class E common shares, par value $0.01 per share (the “Class E shares”). The preferences, rights, voting powers, restrictions, qualifications, and terms and conditions of redemption for the Class E shares are substantially similar to the rights, preferences and terms of the Company’s Class S, Class D, Class I, and Class N shares, including the same proportional rights to the Company’s assets.
In connection with the designation of the new Class E shares, the Company amended certain of its documents.
On November 6, 2026, the Company adopted the Fourth Amended and Restated Declaration of Trust (the “Amended Declaration of Trust”) pursuant to which the Company designated the new Class E shares.
On November 6, 2026, the Company, on behalf of itself as a general partner and on behalf of the limited partners thereto, entered into the Fifth Amended and Restated Limited Partnership Agreement (the “Amended Operating Partnership Agreement”) of the Operating Partnership. The Amended Operating Partnership Agreement amends the prior version of the agreement to make certain updates to reflect the new Class E shares and to establish one new class of units of the Operating Partnership, designated as Class E Units. The preferences, rights, restrictions, qualifications, and terms and conditions of conversion and redemption for the Class E Units are substantially similar to the rights, preferences and terms of the Operating Partnership’s Class S Units, Class N Units, Class D Units, and Class I Units, except that Class E Units are not subject to any investor servicing fee.
On November 6, 2026, the Company, the Operating Partnership and the Adviser entered into the Third Amended and Restated Investment Advisory Agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement amends and restates the prior version of the agreement to, among other changes, provide the Adviser the option to receive its compensation in Class E shares and/or Class E Units.
On November 6, 2026, the Company amended its distribution reinvestment plan (the “Amended Distribution Reinvestment Plan”) to incorporate Class E shares in the distribution reinvestment plan.
On November 6, 2026, the Company amended its share repurchase plan (the “Amended Share Repurchase Plan”) to incorporate Class E shares in the Share Repurchase Plan.
The foregoing summary description of the Amended Declaration of Trust, Amended Operating Partnership Agreement, Amended Advisory Agreement, Amended Distribution Reinvestment Plan and Amended Share Repurchase Plan does not purport to be complete and is qualified in its entirety by reference to the Amended Declaration of Trust, Amended Operating Partnership Agreement, Amended Advisory Agreement, Amended Distribution Reinvestment Plan and the Amended Share Repurchase Plan, copies of which are filed herewith and incorporated herein by reference.

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

3.3*	Fourth Amended and Restated Declaration of Trust of Blue Owl Real Estate Net Lease Trust, dated as of November 6, 2026
3.4
Second Amended and Restated Bylaws of Blue Owl Real Estate Net Lease Trust, dated as of July 6, 2023 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 10, 2023 and incorporated herein by reference)

4.1*	Sixth Amended and Restated Share Repurchase Plan, dated November 6, 2026
4.2*	Second Amended and Restated Distribution Reinvestment Plan of the Company
10.1*
Incremental Revolving Credit Commitment Assumption Agreement, dated as of August 5, 2026, by and among Blue Owl NLT Operating Partnership LP, KeyBank National Association, as agent for the Lenders, and the lenders from time to time party thereto

10.2*	Fifth Amended and Restated Limited Partnership Agreement of Blue Owl NLT Operating Partnership LP
10.3*
Third Amended and Restated Investment Advisory Agreement, dated November 6, 2026, by and among Blue Owl Real Estate Net Lease Trust, Blue Owl NLT Operating Partnership LP and Blue Owl Real Estate Capital LLC

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
*    Filed herewith
**    Furnished herewith
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Real Estate Net Lease Trust

By:	/s/ Kevin Halleran
Name: Kevin Halleran
Title: Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: November 6, 2026